Form 10QSB
period 1997-03-31
OBJECTIVE COMMUNICATIONS INC
filed 1997-05-19
CIK 944310

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                  FORM 10-QSB




(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1997

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from           to
                               ---------    --------

Commission file number     000-22235
                      --------------------------------------------------------

                         Objective Communications, Inc.
------------------------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)



                 Delaware                                   54-1707962
-------------------------------------------      ------------------------------
      (State or Other Jurisdiction of                    (I.R.S. Employer
       Incorporation or Organization)                   Identification No.)

                            14100 Park Meadow Drive
                           Chantilly, Virginia 20151
-------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (703) 227-3000
-------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

------------------------------------------------------------------------------
 (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes       No   X
    -----    ------


                     APPLICATION ONLY TO CORPORATE ISSUERS

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,631,844

          Transitional Small Business Disclosure Format (check one):

 Yes       No   X
    ----     -----

Part I - Financial Information


Item 1.  Financial Statements



                         OBJECTIVE COMMUNICATIONS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS

                                  (UNAUDITED)

                                   ---------


ASSETS

                                                                                    March 31,         December 31,
                                                                                      1997                1996
                                                                                  ------------      ----------------
Current assets:
   Cash and cash equivalents                                                      $    238,786      $        623,241
   Accounts receivable                                                                  35,723                84,855
   Inventory                                                                           471,358               366,099
   Other current assets                                                                364,123               178,376
                                                                                  ------------      ----------------

          Total current assets                                                       1,109,990             1,252,571

Property and equipment: - net                                                          355,969               182,072
Debt issue costs - net                                                                 149,533               214,066
Trademarks and patents                                                                  46,602                32,869
                                                                                  ------------      ----------------

                                                                                  $  1,662,094      $      1,681,578
                                                                                  ============      ================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Notes payable, net of unamortized discounts                                    $  1,909,334      $      1,714,000
   Notes payable, related parties                                                      199,000               199,000
   Accounts payable                                                                    482,663               390,438
   Accrued liabilities                                                                 146,660               263,376
   Obligations under capital lease                                                      21,498                15,543
                                                                                  ------------      ----------------

          Total current liabilities                                                  2,759,155             2,582,357
Obligations under capital lease                                                         44,709                25,610
                                                                                  ------------      ----------------

                                                                                     2,803,864             2,607,967


Redeemable Series A Convertible Preferred Stock, par value $.01,
   500,000 authorized, 500,000 and 250,000 issued and outstanding
   at March 31, 1997 and December 31, 1996, respectively                             1,810,643               848,440

Shareholders' deficit:
  Common stock, par value $.01, 10,000,000 shares authorized;
    2,061,844 and 1,896,577 issued and outstanding at March 31, 1997
    and December 31, 1996, respectively                                                 20,619                18,966

  Additional paid-in capital                                                         4,027,825             3,371,115

  Accumulated deficit                                                               (7,000,857)           (5,164,910)
                                                                                  ------------      ----------------

          Total stockholders' deficit                                               (1,141,770)             (926,389)
                                                                                  ------------      ----------------
                                                                                  $  1,662,094      $      1,681,578
                                                                                  ============      ================

                         OBJECTIVE COMMUNICATIONS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                   ---------

                                                                                   For the
                                                                                   period
                                                                                 October 5,
                                                                                    1993
                                                                                  (date of
                                                 Three months ended               inception)
                                                     March 31,                   to March 31,
                                                1997           1996                 1997
                                            -------------   -----------       ----------------
Operating revenues:
  Merchandise revenue                       $        -      $      -          $        175,301
  Service revenue                                    -            6,329                320,359
                                            -------------   -----------       ----------------

             Total revenues                          -            6,329                495,660
                                            -------------   -----------       ----------------

Operating expenses:
  Cost of merchandise                                -             -                   169,309
  Cost of services                                   -            5,382                 80,066
  Research and development                        459,934       286,926              2,964,687
  General and administrative                      661,866       259,556              2,915,737
  Depreciation                                    109,858        29,457                332,632
  Other                                              -             -                    15,997
                                            -------------   -----------       ----------------

            Total operating expenses            1,231,658       581,321              6,478,428
                                            -------------   -----------       ----------------

Loss from operations                           (1,231,658)     (574,992)            (5,982,768)
Interest expense, net                             210,387         3,062                611,192
                                            -------------   -----------       ----------------

Net loss                                    $  (1,442,045)  $  (578,054)      $     (6,593,960)
                                            =============   ===========       ================

Net loss per common share                   $       (0.40)  $     (0.16)      $          (1.83)
                                            =============   ===========       ================

Weighted average common shares
  and common share equivalents
  outstanding                                   3,607,634     3,607,634              3,607,634
                                            =============   ===========       ================

                         OBJECTIVE COMMUNICATIONS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                   ---------


                                                                                                                 For the period
                                                                                                                October 5, 1993
                                                                                                             (date of inception) to
                                                                       Three months ended March 31,                 March 31,
                                                                        1997                   1996                   1997
                                                                   -------------           ------------      ----------------
Cash flows from operating activities:
   Net loss                                                        $  (1,442,045)          $  (578,054)      $     (6,593,960)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
    Depreciation                                                          44,533                29,001                217,618
    Amortization                                                          65,323                   456                115,012
    Interest expense related to issuance of warrants                     195,334                   -                  517,123
    Non-cash compensation expense                                        340,166                   -                  340,166
    Stock issued in exchange for services rendered                           -                     -                   55,834

   Changes in operating assets and liabilities:
   Accounts receivable                                                    49,132                67,529                (35,723)
   Other current assets                                                 (185,747)                  -                 (364,123)
   Inventory                                                            (105,259)              (86,277)              (471,358)
   Trademarks and patents                                                (14,523)               (9,589)               (53,016)
   Accounts payable                                                       16,520               (66,259)               406,958
   Accrued liabilities                                                  (116,716)               17,098                146,660
                                                                   -------------           -----------       ----------------
      Net cash used in operating activities                           (1,153,282)             (626,095)            (5,718,809)
                                                                   -------------           -----------       ----------------
Cash flows from investing activities:
   Purchase of property and equipment                                   (191,985)              (13,424)              (493,984)
                                                                   -------------           -----------       ----------------
      Net cash used in investing activities                             (191,985)              (13,424)              (493,984)
                                                                   -------------           -----------       ----------------
Cash flows from financing activities:
   Proceeds from the issuance of preferred stock, net                    962,203                   -                1,810,643
   Proceeds from the issuance of common stock, net                           -                 542,000              2,061,240
   Proceeds from the issuance of notes payable                               -                     -                2,550,000
   Repayments of notes payable                                               -                     -                 (250,000)
   Proceeds from the issuance of notes payable to related parties            -                  40,000                716,223
   Repayments of notes payable to related parties                            -                     -                 (165,000)
   Debt issue costs                                                          -                     -                 (258,131)
   Principal payments on capital leases                                   (1,391)                  -                  (13,396)
                                                                   -------------           -----------       ----------------
      Net cash provided by financing activities                          960,812               582,000              6,451,579
                                                                   -------------           -----------       ----------------
Net increase (decrease) in cash and cash equivalents                    (384,455)              (57,519)               238,786

Cash and cash equivalents at beginning of period                         623,241                86,491                    -
                                                                   -------------           -----------       ----------------
Cash and cash equivalents at end of period                         $     238,786           $    28,972       $        238,786
                                                                   =============           ===========       ================

                       OBJECTIVE COMMUNICATIONS, INC.
                      (A Development Stage Enterprise)
                        NOTES TO FINANCIAL STATEMENTS


1.       Basis of Presentation


         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations for the interim period have been included. The interim financial statements should be read in conjunction with the financial statements and notes thereto in the Company's Registration Statement on Form SB-2 (File No. 333-20625), as amended, as filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended.


2.       Capital Stock


         Common Stock


         During January 1997, the Company executed a warrant exchange agreement (the "Exchange Agreement") with investors who purchased common stock and received warrants through the Company's financial advisory firm during 1995 and 1996. The purpose of the warrant exchange was to induce such investors to enter into lock-up arrangements with the Company's underwriter, Barington Capital Group, L.P. (the "Underwriter"), and into agreements consolidating such investors' registration rights with those granted by the Company to other investors, and to provide those investors with the opportunity to invest in the Company upon terms and conditions that more closely reflect the terms and conditions upon which the other investors invested in the Company during a comparable time period. As a result of the warrant exchange the Company issued 165,267 shares of common stock. The fair market value of such shares was reflected in the first quarter of 1997 in a non-cash compensation expense of $340,166 and a direct charge to equity of $320,902 as a cost of equity financing. Additionally, the Company issued warrants for the purchase of 165,269 shares of common stock with an exercise price of $4.00 per share and retired warrants for the purchase of 330,536 shares of common stock.

                       OBJECTIVE COMMUNICATIONS, INC.
                      (A Development Stage Enterprise)
                        NOTES TO FINANCIAL STATEMENTS


         Preferred Stock


         In December 1996, the Company authorized the issuance and sale of 500,000 shares of Series A Convertible Preferred Stock ("Series A Preferred Stock") and warrants to purchase 100,000 shares of common stock for aggregate consideration of $2,000,000. The Company issued 250,000 shares of Series A Preferred Stock and warrants to purchase 50,000 shares of Common Stock and received $1.0 million of the consideration in December 1996. The Company issued 250,000 shares of Series A Preferred Stock and warrants to purchase 50,000 shares of Common Stock and received $1.0 million of the consideration in January 1997. All Series A Preferred Stock shares converted to Common Stock shares, on a one-for-one basis, upon the completion of the initial public offering of the Company in April 1997.


         Warrants


         In April 1997, in connection with the initial public offering, certain holders of warrants issued in connection with bridge financing ("Bridge Financing") in October and November 1996 (the "Bridge Warrants") surrendered such warrants to acquire an aggregate of 150,000 shares of common stock. The surrender and cancellation of such warrants did not have any other effect on the Bridge Financing, nor did the Company pay any consideration in connection with such surrender.


         3.       Net Loss Per Share


         Net loss per share is based on the weighted average number of common shares and dilutive common share equivalents outstanding during the periods presented. Pursuant to Securities and Exchange Commission requirements, common stock issued, convertible securities issued and options and warrants to purchase shares of common stock granted by the Company during the twelve months preceding the initial filing date of the Registration Statement have been included in the calculation of weighted average common shares and common share equivalents outstanding as if they were outstanding for all periods presented. Options and warrants issued by the Company prior to the aforementioned twelve-month period have not been included in the calculation because the effects of such items were anti-dilutive


         4.       New Accounting Pronouncement


         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"). FAS 128 simplifies the existing earnings per share ("EPS") computations under Accounting Principles Board Opinion No. 15, "Earnings Per Share" ("APB 15"), revises disclosure requirements, and increases the comparability of EPS data on the international basis. In simplifying the EPS computations, the presentation of primary EPS is replaced with basic EPS, with the principal difference being that common stock equivalents are not considered in computing basic EPS. In addition, FAS 128 requires dual presentation of basic and diluted EPS. FAS 128 is effective for financial statements issued for period ending after December 15, 1997. The Company does not expect the EPS amounts calculated under FAS 128 to be materially different from the amounts presented in the financial statements under APB 15.


         5.       Subsequent Event


         During April 1997, the Company received net proceeds of approximately $7.8 million, including the exercise in full of the over-allotment option by the Underwriter, (net of underwriting discounts and commissions and approximately $2.7 million of related expenses payable by the Company) from the issuance of 2.07 million shares of common stock of the Company at $5.50 per share, pursuant to the Company's initial public offering.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation


         Certain statements contained in this Quarterly Report on Form 10-QSB, other than historical financial information, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements involve known and unknown risks, uncertainties or other factors which may cause actual results, performance or achievement of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Factors that might cause such a difference include risks and uncertainties related to the Company's dependence on the emerging market for video broadcast, retrieval and conferencing, development of additional products, protection of its intellectual property, limited marketing experience, limited number of customers, and need for additional personnel, as well as risks and uncertainties associated with the Company's growth strategy, technological changes affecting the Company and competitive factors affecting the Company.


         The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-QSB.


OVERVIEW


         The Company was incorporated in October 1993 to develop and produce products and systems to support new communications devices that make extensive use of broadband networks and transmit high-quality video and audio and high speed data. The Company's operations to date have related primarily to organizational activities, including research and development and organizational efforts involving the development of its initial products, including the VidPhone(R) system, recruiting management and technical personnel and raising capital. Currently, the Company expects to complete development of the VidPhone(R) system and begin commercial production and installation of the first units in late 1997.


         To date, the Company has not generated substantial revenues from the sale of its products and services. As of March 31, 1997, the Company had cumulative losses of $6.6 million. The Company expects to incur additional operating losses for the foreseeable future. Through March 31, 1997, the Company's operations had been funded primarily through private sales of debt and equity securities.


         In January 1997, the Company received gross proceeds of $1.0 million from the issuance of 250,000 shares of Series A Preferred Stock and warrants to purchase 50,000 shares of Common Stock.


         In April 1997, the Company received net proceeds of approximately $7.8 million, including the exercise in full of the Underwriter's over-allotment option (net of underwriting discounts and commissions and approximately $2.7 million of related expenses payable by the Company) from the issuance of 2.07 million shares of Common Stock at $5.50 per share, pursuant to the Company's initial public offering (the "Offering"). Approximately $2.1 million of the gross proceeds of the Offering were used to retire outstanding indebtedness under the promissory notes issued in the Bridge Financing during October and November 1996. The remainder of the net proceeds of the Offering are intended to be used to fund the Company's sales and marketing and product development efforts, for working capital and general corporate purposes.


         The Company expects to incur substantial operating expenses in the future to support its development costs, expand its sales and marketing capabilities and organization, expand its work force and for other general and administrative expenses. The Company's results of operations may vary significantly from quarter to quarter during this period of development.


         RESULTS OF OPERATIONS


Comparison of the Three Months Ended March 31, 1997 and March 31, 1996


         The Company did not have revenues for the three months ended March 31, 1997, which represented approximately a $6,000 decrease from the three months ended March 31, 1996. Although the Company was formed to develop and produce products and systems to support new, high-quality video and audio communications devices, during the three months ended March 31, 1996, the Company performed technical consulting services in order to generate revenues during its start-up phase. The Company is not currently providing technical consulting services and is focused exclusively on the development, production and sale of the VidPhone(R) system and related software products.


         Selling, general and administrative expenses increased by approximately $402,000, or 155%, for the three months ended March 31, 1997, to approximately $662,000 from $260,000 for the period ended March 31, 1996. The increase in administrative expenses was primarily due to a non-recurring compensation expense of approximately $340,000 associated with a warrant exchange conducted in January 1997. To a lesser extent, the increase resulted from additional selling and general expenses which included costs of preparing collateral sales material, demonstrations of the Company's product in several, dispersed geographic locations, increased legal and accounting fees resulting from the Company's financing activities, and an allocated portion of overhead expenses, such as rent, telephone and office supplies.


         During second quarter 1997, the Company has hired additional personnel to expand the Company's marketing and sales capabilities and anticipates that it will continue to hire marketing and sales personnel in the near future. Exclusive of the one-time non-cash compensation expense incurred during the three months ended March 31, 1997, the Company expects general and administrative expenses to increase in future periods as the Company incurs additional costs related to being a publicly-traded company and expands its staff and facilities.


         Research and development expenses increased by approximately $173,000, or 60%, for the three months ended March 31, 1997, to approximately $460,000 from approximately $287,000 for the period ended March 31, 1996. The increase in research and development expenses was due primarily to the hiring of additional technical staff and increased use of subcontractors in the development of components of the Company's VidPhone(R) system. Research and development expenses include the costs associated with all personnel, materials and contract personnel engaged in research and development for the Company, as well as an allocated portion of overhead expenses, such as rent, telephone and office supplies.


         The Company intends to accelerate and expand research and development by hiring additional technical staff and purchasing additional research and development related material. As the Company continues testing and demonstrating its product line, the Company expects research and development expenses to increase.


         Interest expense increased by approximately $207,000 for the three months ended March 31, 1997, to approximately $210,000 from approximately $3,000 for the period ended March 31, 1996. The increase in interest expense was due primarily to a non-cash amortization of debt discounts representing the fair value of warrants issued to holders of bridge notes issued in connection with the private placement of warrants and debt in October and November 1996.


         As a result of the foregoing factors, net loss for the three months ended March 31, 1997 increased by approximately $862,000, or 149%, to approximately $1,442,000 from approximately $580,000 for the three months ended March 31, 1996.


         LIQUIDITY AND CAPITAL RESOURCES


         The Company has incurred cumulative losses aggregating approximately $6.6 million from inception through March 31, 1997. The Company expects to incur additional operating losses for the foreseeable future, principally as a result of expenses associated with the Company's product development efforts and anticipated sales, marketing and general and administrative expenses. During the three months ended March 31, 1997, the Company satisfied its cash requirements principally from private sales of equity and debt securities. The primary uses of cash have been to fund research and development and sales, general and administrative expenses.


         At March 31, 1997, the Company had cash of approximately $239,000 and a working capital deficit of approximately $1.6 million. In April 1997, the Company received net proceeds of approximately $7.8 million from the Offering (including proceeds received from the exercise in full of the underwriter's over-allotment option). Approximately $2.1 million of the gross proceeds were used to repay the promissory notes issued in the Bridge Financing and $521,000 of the net proceeds of the Offering were used to retire other outstanding indebtedness.


         Net cash used in operating activities for the three months ended March 31, 1997 totaled approximately $1.2 million. Net cash used in investing activities for the three months ended March 31, 1997 totaled approximately $192,000. Net cash provided by financing for the three months ended March 31, 1997 totaled approximately $960,000.

         Based on the Company's operating plan, the Company believes that the net proceeds of the Offering, together with anticipated revenues for future operations, will be sufficient to satisfy its capital requirements and finance its operations for the foreseeable future. Such belief is based on certain assumptions and there can be no assurance that such assumptions are correct. The Company may be required to raise substantial additional capital in the future in order to carry out its business plan. In addition, contingencies may arise which may require the Company to obtain additional capital. Accordingly, there can be no assurance that such resources will be sufficient to satisfy the Company's capital requirements. The Company anticipates that any additional financing required to meet its current plans for expansion may take the form of the issuance of common or preferred stock or debt securities, or may involve other secured or unsecured debt financing. Additional equity financing may involve substantial dilution to the interests of the Company's then existing stockholders. To the extent that the Company elects to obtain debt financing, the lender may impose certain restrictive covenants on the Company and upon any default by the Company on such debt financing, and in a liquidation of the Company, the rights of such lender would be superior to the rights of the holders of Common Stock. There can be no assurance that the Company will be able to obtain such additional capital on a timely basis, on favorable terms, or at all. In any of such events, the Company may be unable to implement its business plan.


Part II - Other Information


Item 2.  Changes in Securities


(c) The information required by Item 701 of Regulation S-B as to all equity securities sold by the registrant during the quarter ended March 31, 1997 is incorporated herein by reference to Part II, page II-5, of the Registrant's Registration Statement on Form SB-2 (File No. 333-20625) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended.


Item 4.  Submission of Matters to a Vote of Security Holders.


(c) Pursuant to Section 228(a) of the General Corporation Law of the State of Delaware ("DGCL"), by Written Consent in Lieu of a Special Meeting of the Stockholders dated March 14, 1997, the holders of a majority of the outstanding shares of Common Stock of the Registrant voted to authorize the 1996 Stock Incentive Plan adopted by the Board of Directors of the Registrant and submitted to the stockholders of the Registrant for approval on January 16, 1996, pursuant to which stock options and other performance-based awards may be granted to officers, directors, key employees and consultants to promote the long-term growth of the Registrant. Of the 2,561,844 shares of common stock outstanding and eligible to vote on March 14, 1997, 1,757,243 shares were voted for authorization of the 1996 Stock Incentive Plan. The remaining stockholders were given proper notice of the majority stockholder action as required by Section 228(d) of the DGCL.


Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits


3.1 Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit No. 3.1 forming a part of the Registrant's Registration Statement on Form SB-2 (File No. 333-20625) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).


3.2 Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 forming a part of Amendment No. 2 to the Registrant's Registration Statement on Form SB-2 (File No. 333-20625) filed with the Securities and Exchange Commission under the Securities Act of 1933).


4.1 Form of Warrant for the Purchase of Shares of Common Stock, issued in connection with the private placement of $2,000,000 aggregate principal amount of Bridge Notes (Incorporated by reference to Exhibit 3.4 forming a part of the Registrant's Registration Statement on Form SB-2 (File No. 333-20625) filed with the Securities and Exchange Commission under the Securities Act of 1933).


4.2 Form of Warrant to Purchase Common Stock of the Registrant, issued in connection with the private placement units in June 1995 and August 1996. (Incorporated by reference to Exhibit 3.5 forming a part of the Registrant's Registration Statement on Form SB-2 (File No. 333-20625) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).


4.3 Warrant to Purchase 43,382 Shares of Common Stock, issued to the Adelson Investment Company (Incorporated by reference to Exhibit 3.6 forming a part of the Registrant's Registration Statement on Form SB-2 (File No. 333-20625) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).


4.4 Form of Warrants for the Purchase of 100,000 Shares of Common Stock, $.01 par value per share, issued in connection with the private placement of Series A Convertible Preferred Stock and warrants in December 1996 and January 1997 (Incorporated by reference to Exhibit
        3.7 forming a part of the Registrant's Registration Statement on Form SB-2 (File No. 333-20625) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).


4.5 Form of Option for the Purchase of 180,000 shares of Common Stock issued to Barington Capital Group, L.P. (Incorporated by reference to Exhibit 3.8 forming a part of the Registrant's Registration Statement on Form SB-2 (File No. 333-20625) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).


4.6 Specimen certificate evidencing shares of Common Stock of the Registrant (Incorporated by reference to Exhibit 4.2 forming a part of Amendment No. 2 to the Registrant's Registration Statement on Form SB-2 (File No. 333-20625) filed with the Securities and Exchange Commission under the Securities Act of 1933).

10.1 1994 Stock Option Plan (Incorporated by reference to Exhibit 10.1 forming a part of the Registrant's Registration Statement on Form SB-2 (File No. 333-20625) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).


10.2    1996 Stock Incentive Plan (Incorporated by reference to Exhibit No.
        10.2 forming a part of the Registrant's Registration Statement on Form SB-2 (File No. 333-20625) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).


10.3 Employment Agreement between the Registrant and Steven A. Rogers (Incorporated by reference to Exhibit No. 10.3 forming a part of Amendment No. 2 to the Registrant's Registration Statement on Form SB-2 (File No. 333-20625) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).


10.4 Form of Consulting Agreement by and between the Registrant and Barington Capital Group, L.P. (Incorporated by reference to Exhibit No.
        10.4 forming a part of the Registrant's Registration Statement on Form SB-2 (File No. 333-20625) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).


10.5 Letter Agreement, dated October 7, 1996, between Barington Capital Group and the Registrant (Incorporated by reference to Exhibit No. 10.5 forming a part of Amendment No. 2 to the Registrant's Registration Statement on Form SB-2 (File No. 333-20625) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).


10.6 Letter Agreement, dated December 5, 1995, by and among PVR Securities, Inc., the Registrant, Steven A. Rogers and John B. Torkelsen (Incorporated by reference to Exhibit No. 10.6 forming a part of Amendment No. 2 to the Registrant's Registration Statement on Form SB-2 (File No. 333-20625) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).


10.7 Voting Agreement, dated December 19, 1996, by and among the Registrant, Steven A. Rogers, Applewood Associates, L.P. and Acorn Technology Partners, L.P. (Incorporated by reference to Exhibit No. 10.7 forming a part of Amendment No. 2 to the Registrant's Registration Statement on Form SB-2 (File No. 333-20625) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).


27.1    Financial Data Schedule.


(b) The Registrant did not file any reports on Form 8-K during the quarter ended March 31, 1997.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Objective Communications, Inc.




                              By:    /s/ STEVEN A. ROGERS
                                     ------------------------------------------
                                     Steven A. Rogers
                                     President and Chief Executive Officer
                                     (duly authorized executive officer)




                                     /s/ ROBERT H. EMERY
                                     ------------------------------------------
                                     Robert H. Emery
                                     Vice President, Administration and Finance
                                     (principal financial officer)

May 19, 1997