Form 10QSB
period 1997-06-30
OBJECTIVE COMMUNICATIONS INC
filed 1997-08-14
CIK 944310

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1997

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from           to
                               ---------    --------

Commission file number
                      ---------------------------------------------------------

                         Objective Communications, Inc.
 ------------------------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)


              Delaware                                 54-1707962
------------------------------------         ----------------------------------
  (State or Other Jurisdiction of                    (I.R.S. Employer
   Incorporation or Organization)                    Identification No.)


                            14100 Park Meadow Drive
                           Chantilly, Virginia  20151
 ------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (703) 227-3000
 ------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


 ------------------------------------------------------------------------------
   Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)

       Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   Yes  X   No
       ---     ---

                     APPLICATION ONLY TO CORPORATE ISSUERS

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,631,844

   Transitional Small Business Disclosure Format (check one):

   Yes       No  X
       ---      ---

Part I - Financial Information

Item 1.  Financial Statements

                       OBJECTIVE COMMUNICATIONS, INC.
                      (A DEVELOPMENT STAGE ENTERPRISE)
                               BALANCE SHEETS
                                 (UNAUDITED)

                                  ---------

                                                                                      June 30,             December 31,
ASSETS                                                                                  1997                   1996
                                                                                   -------------          --------------
Current assets:
     Cash and cash equivalents                                                      $  5,019,061           $    623,241
     Accounts receivable                                                                  35,723                 84,855
     Inventory                                                                            93,714                366,099
     Other current assets                                                                 75,204                178,376
                                                                                    ------------           ------------

                    Total current assets                                               5,223,702              1,252,571

Property and equipment, net                                                              847,747                182,072
Debt issue costs, net                                                                       -                   214,066
Trademarks and patents                                                                    95,888                 32,869
Other assets                                                                              98,000                   -
                                                                                    ------------           ------------

                                                                                    $  6,265,337           $  1,681,578
                                                                                    ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Notes payable, net of unamortized discounts                                    $       -              $  1,714,000
     Notes payable, related parties                                                         -                   199,000
     Accounts payable                                                                     98,484                390,438
     Accrued liabilities                                                                 139,130                263,376
     Obligations under capital lease, current portion                                     22,889                 15,543
                                                                                    ------------           ------------

                    Total current liabilities                                            260,503              2,582,357

Obligations under capital lease                                                           35,416                 25,610
                                                                                    ------------           ------------

                    Total liabilities                                                    295,919              2,607,967

Redeemable Series A Convertible Preferred Stock, par value $.01,
     500,000 shares authorized, 0 and 250,000 issued and outstanding
     at June 30, 1997 and December 31, 1996, respectively                                   -                   848,440

Stockholders' equity (deficit):
     Preferred Stock, par value $.01, 2,500,000 shares authorized,
     0 issued and outstanding at June 30, 1997 and December 31, 1996                        -                      -
     Common stock, par value $.01, 10,000,000 shares authorized;
     4,631,844 and 1,896,577 issued and outstanding at June 30, 1997
     and December 31, 1996, respectively                                                  46,318                 18,966
     Additional paid-in capital                                                       15,039,553              3,371,115
     Deficit accumulated during the development stage                                 (9,116,453)            (5,164,910)
                                                                                    ------------           ------------

                    Total stockholders' equity (deficit)                               5,969,418             (1,774,829)
                                                                                    ------------           ------------
                                                                                    $  6,265,337           $  1,681,578
                                                                                    ============           ============

   The accompanying notes are an integral part of these financial statements.

                         OBJECTIVE COMMUNICATIONS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                   ---------

                                                                                                                  For the period
                                                                                                                  October 5, 1993
                                               Three months ended June 30,        Six months ended June 30,     (date of inception)
                                             -------------------------------     ---------------------------     to June 30, 1997
                                                  1997              1996             1997            1996
                                             ------------      -------------     ------------    -----------
Operating revenues:
     Merchandise revenue                     $       -         $       -         $      -        $      -        $    175,301
     Service revenue                                 -               13,853             -             20,182          320,359
                                             ------------      ------------     ------------    ------------     ------------

           Total revenues                            -               13,853             -             20,182          495,660
                                             ------------      ------------     ------------    ------------     ------------

Operating expenses:
     Cost of merchandise                             -                 -                -               -             169,309
     Cost of services                                -                4,965             -             10,347           80,066
     Research and development                     870,706           278,093        1,330,640         565,019        3,835,393
     Selling, general and administrative          814,020           260,154        1,475,885         519,710        3,729,756
     Depreciation and amortization                212,821            22,078          322,679          51,535          545,453
     Other                                           -                 -                -               -              15,997
                                             ------------      ------------     ------------    ------------     ------------

         Total operating expenses               1,897,547           565,290        3,129,204       1,146,611        8,375,974
                                             ------------      ------------     ------------    ------------     ------------

Loss from operations                           (1,897,547)         (551,437)      (3,129,204)     (1,126,429)      (7,880,314)
Interest expense, net                             218,050             1,319          428,437           4,381          829,242
                                             ------------      ------------     ------------    ------------     ------------

Net loss                                     $ (2,115,597)     $   (552,756)    $ (3,557,641)   $ (1,130,810)    $ (8,709,556)
                                             ============      ============     ============    ============     ============

Net loss per common share                    $      (0.49)     $      (0.15)    $      (1.11)   $      (0.31)    $      (1.88)
                                             ============      ============     ============    ============     ============

Weighted average common
     shares and common share
     equivalents outstanding                    4,346,569         3,607,634        3,196,822       3,607,634        4,631,844
                                             ============      ============     ============    ============     ============

   The accompanying notes are an integral part of these financial statements.

                        OBJECTIVE COMMUNICATIONS, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                           STATEMENTS OF CASH FLOWS

                                 (UNAUDITED)

                                  ---------

                                                                                                                For the period
                                                                                                                October 5, 1993
                                                                                                              (date of inception)
                                                                          Six months ended June 30,            to June 30, 1997
                                                                    ------------------------------------
                                                                           1997               1996
                                                                    ------------------------------------
Cash flows from operating activities:
     Net loss                                                        $  (3,557,641)      $  (1,130,810)         $  (8,709,556)
     Adjustments to reconcile net loss to net cash
          used in operating activities:
          Depreciation                                                     111,451              48,462                284,536
          Amortization                                                     211,228               3,073                260,917
          Interest expense related to issuance of warrants                 385,000              -                     706,789
          Non-cash compensation expense                                    340,166              -                     340,166
          Stock issued in exchange for services rendered                    -                   -                      55,834
     Changes in operating assets and liabilities:
          Accounts receivable                                               49,131              11,159                (35,724)
          Other current assets                                             (92,826)              9,172               (173,204)
          Inventory                                                        (81,919)           (126,846)               (93,714)
          Trademarks and patents                                           (64,848)            (11,834)              (103,341)
          Accounts payable                                                (427,852)             46,241                 98,484
          Accrued liabilities                                              (44,175)             98,472                139,130
                                                                     ----------------------------------         ---------------
               Net cash used in operating activities                    (3,172,285)         (1,052,911)            (7,229,683)
                                                                     ----------------------------------         ---------------
Cash flows from investing activities:
     Purchase of property and equipment                                   (396,380)            (16,496)            (1,052,682)
                                                                     ----------------------------------         ---------------
               Net cash used in investing activities                      (396,380)            (16,496)            (1,052,682)
                                                                     ----------------------------------         ---------------
Cash flows from financing activities:
     Proceeds from the issuance of Series A preferred stock, net           962,203              -                   1,810,643
     Proceeds from the issuance of common stock, net                     9,510,576             849,377             11,413,318
     Proceeds from the issuance of notes payable                            -                   68,205              2,550,000
     Repayments of notes payable                                        (2,300,000)             -                  (2,550,000)
     Proceeds from the issuance of notes payable to related parties         -                  104,500                716,223
     Repayments of notes payable to related parties                       (199,000)             -                    (364,000)
     Debt issue costs                                                       -                   -                    (253,459)
     Principal payments on capital leases                                   (9,294)             -                     (21,299)
                                                                     ----------------------------------         ---------------
               Net cash provided by financing activities                 7,964,485           1,022,082             13,301,426
                                                                     ----------------------------------         ---------------
Net increase (decrease) in cash and cash equivalents                     4,395,820             (47,325)             5,019,061
Cash and cash equivalents, at beginning of the period                      623,241              86,491                 -
                                                                     ----------------------------------         ---------------
Cash and cash equivalents, at end of the period                      $   5,019,061       $      39,166          $   5,019,061
                                                                     ==================================         ===============

   The accompanying notes are an integral part of these financial statements.

                         OBJECTIVE COMMUNICATIONS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                   ---------

1.      Basis of Presentation

                 The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations for the interim period have been included. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company's Registration Statement on Form SB-2 (File No. 333-20625), as amended, as filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended. Certain financial statement items have been reclassified to the current periods' format.

2.      Capital Stock

        Common Stock

                 During April 1997, the Company issued 2,070,000 shares of common stock, par value $.01 (the "Common Stock") for approximately $9.5 million in proceeds, net of underwriting discounts and commissions and certain other expenses of the offering. The issuance of these shares was pursuant to an initial public offering at a price of $5.50 per share. The net proceeds of the initial public offering were used primarily to repay certain outstanding notes payable and to fund the continued research and development and the working capital deficiencies of the Company. In connection with the initial public offering, all of the issued and outstanding shares of Series A Convertible Preferred Stock were converted into Common Stock on a one-for-one basis.

                 During January 1997, the Company executed a warrant exchange agreement with investors who purchased Common Stock and received warrants through the Company's financial advisory firm during 1995 and 1996. The purpose of the warrant exchange was to induce such investors to enter into lock-up arrangements with the underwriter of the Company's initial public offering (the "Underwriter") and into agreements consolidating such investors' registration rights with those granted by the Company to other investors, and to provide those investors with the opportunity to invest in the Company upon terms and conditions that more closely reflect the terms and conditions upon which the other investors invested in the Company during a comparable time period. As a result of the warrant exchange, the Company issued 165,267 shares of Common Stock. The fair market value of such shares was reflected in the first quarter of 1997 in a non-cash compensation expense of $340,166 and a direct charge to equity of $320,902 as a cost of equity financing.

                         OBJECTIVE COMMUNICATIONS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                   ---------

        Additionally, the Company issued warrants for the purchase of 165,269 shares of Common Stock with an exercise price of $4.00 per share and retired warrants for the purchase of 330,536 shares of Common Stock.

        Warrants

                 In April 1997, in connection with the initial public offering, certain holders of warrants issued in connection with the bridge financings in October and November 1996 surrendered such warrants to acquire an aggregate of 150,000 shares of Common Stock. The surrender and cancellation of such warrants did not have any other effect on the bridge financings, nor did the Company pay any consideration in connection with such surrender.

3.      Net Loss Per Share

                 Net loss per share is based on the weighted average number of common shares and dilutive common share equivalents outstanding during the periods presented. Pursuant to Securities and Exchange Commission requirements, Common Stock issued and options and warrants to purchase shares of Common Stock granted by the Company during the twelve months preceding the initial filing date of the Registration Statement have been included in the calculation of weighted average common shares and common share equivalents outstanding for the three months and six months ended June 30, 1996. Options and warrants issued by the Company prior to the aforementioned twelve-month period have not been included in the calculation for any of the periods presented because the effects of such items were anti-dilutive. Options and warrants outstanding have not been included in the calculation of weighted average common shares and common share equivalents outstanding for the three months and six months ended June 30, 1997, because the effects of these items were anti-dilutive.

                 In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS 128). FAS 128 simplifies the existing earnings per share (EPS) computations under Accounting Principles Board Opinion No. 15, "Earnings Per Share" (APB 15), revises disclosure requirements, and increases the comparability of EPS data on an international basis. In simplifying the EPS computations, the presentation of primary EPS is replaced with basic EPS, with the principal difference being that common stock equivalents are not considered in computing basic EPS. In addition, FAS 128 requires dual presentation of basic and diluted EPS. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997.

                         OBJECTIVE COMMUNICATIONS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                   ---------

        The Company does not expect the EPS amounts calculated under FAS 128 to be materially different from the amounts presented in the financial statements under APB 15.

4.      Income taxes

                 The Company has not recorded a provision for income taxes for the three months and six months ended June 30, 1997 and 1996 based on the fact that the Company has generated net operating losses during each of those periods. The Company has recorded a full valuation allowance against the net deferred tax asset generated primarily from its net operating loss carryforwards.

5.      Accounting Standards

                 The Financial Accounting Standard Board recently issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income." This Statement requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The Statement will become effective for fiscal years beginning after December 15, 1997. The Company will adopt the new standard beginning in the first quarter of the fiscal year ending December 31, 1998.

                 In June 1997, the Financial Accounting Standard Board issued Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 specifies new guidelines for determining a company's operating segments and related requirements for disclosure. The Company is in the process of evaluating the impact of the new standard on the presentation of the financial statements and the disclosures therein. The Statement will become effective for fiscal years beginning after December 15, 1997. The Company will adopt the new standard for the fiscal year ending December 31, 1998.

                 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

        Overview

                 The Company was incorporated in October 1993 to develop and produce products and systems to support new communications devices that make extensive use of broadband networks and transmit high-quality video and audio and high-speed data. The Company's operations to date have related primarily to organizational activities, including research and development for its initial products, including the VidPhone(R) system, recruiting management and technical personnel and raising capital. Currently, the Company expects to complete development of the VidPhone(R) system and begin commercial production and installation of the first units in late 1997.

                 To date, the Company has not generated substantial revenues from the sale of its products and services. As of June 30, 1997, the Company had cumulative losses of $8.7 million. The Company expects to incur additional operating losses for the foreseeable future. Through June 30, 1997, the Company's operations have been funded primarily through public and private sales of debt and equity securities.

                 In April 1997, the Company received net proceeds of approximately $9.5 million, including the exercise in full of the over-allotment option granted to the underwriter (net of underwriting discounts and commissions and other expenses) from the issuance of 2.07 million shares of Common Stock at $5.50 per share, from the Company's initial public offering ("Initial Offering"). Approximately $2.1 million of the gross proceeds of the Initial Offering were used to retire outstanding indebtedness under the promissory notes issued in the private placement of warrants and debt during October and November 1996 (the "Bridge Financing"). The remainder of the net proceeds of the Initial Offering have been used to fund the Company's sales and marketing and product development efforts, for working capital and for general corporate purposes.

                 Based on its needs to rapidly expand its technical and administrative staff and the difficulty in finding qualified technical staff in northern Virginia, the Company began to implement a plan to relocate the Company's headquarters, research and development, engineering and manufacturing facilities to a new location in Portsmouth, New Hampshire. The Company intends to retain a sales office in the Washington, D.C. metropolitan area and to hire additional sales personnel for the New Hampshire facility. The Company anticipates that the move will be completed during fourth quarter 1997.

                 In July 1997, the Company and Sprint Communications Corporation, L.P. ("Sprint") entered into a one-year agreement whereby Sprint will use its best efforts to resell the Company's video networking products worldwide. The Company does not anticipate that it will generate revenues from this agreement until first quarter 1998.


                 In August 1997, the Company formally introduced EVS-50(TM), its integrated video communications network server, at a product launch in New York. The Company also held other product launches for the EVS-50(TM) in San Francisco, Boston and Washington, D.C. during July and August 1997.

                 The Company expects to continue to incur substantial operating expenses in the future to support its research and development costs, expand its sales and marketing capabilities and organization, expand its work force and for other general and administrative expenses. The Company's results of operations may vary significantly from quarter to quarter during this period.

        Results of Operations

        Comparison of the Three Months Ended June 30, 1997 and June 30, 1996

                 The Company had no revenues in the three months ended June 30, 1997 compared to revenues of approximately $14,000 in the same period in 1996. The revenues recorded in 1996 were generated from consulting arrangements, not from the Company's primary business. In 1997, the Company devoted all of its resources to the development, production, and sale of the VidPhone(R) system and related software products.

                 Selling, general and administrative expenses increased by approximately $554,000, or 213%, in the three months ended June 30, 1997 to approximately $814,000 from $260,000 in the three months ended June 30, 1996. Sales and marketing costs have increased in preparation for the introduction of the Company's products to the marketplace, primarily increased travel and sales materials expenses. Legal, accounting, personnel and insurance expenses have increased as a result of the Company becoming a publicly-traded company.

                 Research and development expenses increased by approximately $593,000, or 213%, for the three months ended June 30, 1997, to approximately $871,000 as compared to $278,000 for the three months ended June 30, 1996. The increase was due primarily to the hiring of additional technical staff and increased use of subcontractors in the development of components of the Company's VidPhone(R) system.
        Research and development
        expenses include the costs associated with all personnel, materials and contract personnel engaged in research and development for the Company, as well as an allocated portion of overhead expenses, such as rent, telephone and office supplies.

                 The Company intends to accelerate and expand research and development by hiring additional technical staff and purchasing additional research and development related material. As the Company continues testing and demonstrating its product line, the Company expects research and development expenses to increase.

                 Depreciation and amortization increased approximately $191,000 to $213,000 in the three months ended June 30, 1997 from $22,000 in the three months ended June 30, 1996. During the period the Company charged to amortization expense $145,000 of capitalized debt issuance costs upon the repayment of the debt from the proceeds of the Initial Offering. To a lesser extent, depreciation on increased levels of fixed assets owned by the Company also contributed to the increase.

                 Net interest expense increased by approximately $217,000 to approximately $218,000 in the three months ended June 30, 1997 from approximately $1,000 in the three months ended June 30, 1996. Net interest expense for the period consisted of approximately $244,000 of interest expense offset by approximately $27,000 in interest income. Interest expense included a write-off of approximately $190,000 of unamortized debt discount representing the fair value of warrants issued to holders of bridge notes issued in connection with the Bridge Financing. Interest income was earned during the period ended June 30, 1997 primarily on the invested proceeds of the Company's Initial Offering completed in early April 1997.

                 As a result of the foregoing factors, the net loss increased by approximately $1.6 million, or 283%, to approximately $2.1 million for the three months ended June 30, 1997 from approximately $553,000 during the three months ended June 30, 1996.

        Comparison of the Six Months Ended June 30, 1997 and June 30, 1996

                 The Company had no revenues in the six months ended June 30, 1997 compared to revenues of approximately $20,000 in the same period in 1996. The revenues recorded in l996 were generated from consulting arrangements, not from the Company's primary business. In 1997, the Company devoted all of its resources to the development, production, and sale of the VidPhone(R) system and related software products.

                 Selling, general and administrative expenses increased by approximately $956,000, or 184%, in the six months ended June 30, 1997 to approximately $1.5 million from $520,000 in the six months ended June 30, 1996. Included in administrative expenses for the six month period is approximately $340,000 in non-recurring compensation expense associated with a warrant exchange conducted in January 1997. The remaining increase is mainly attributable to increased sales and marketing expenses as the Company prepares to commercially market its VidPhone(R) products and in increased administrative expenses associated with becoming a public company in the second quarter of 1997.

                 Research and development expenses increased by approximately $766,000, or 136%, for the six months ended June 30, 1997, to approximately $1.3 million as compared to $565,000 for the period ended June 30, 1996. The increase was due primarily to the hiring of additional technical staff and increased use of subcontractors in the development of components of the Company's Vidphone(R) system.
        Research and development expenses include the costs associated with all personnel, materials and contract personnel engaged in research and development for the Company, as well as an allocated portion of overhead expenses, such as rent, telephone and office supplies.

                 The Company intends to accelerate and expand research and development by hiring additional technical staff and purchasing additional research and development related material. As the Company continues testing and demonstrating its product line, the Company expects research and development expenses to increase.

                 Depreciation and amortization increased approximately $271,000 to $323,000 in the six months ended June 30, 1997 from $52,000 in the six months ended June 30, 1996. During the period the Company charged to amortization expense $209,000 of capitalized debt issuance costs upon the repayment of the debt from the proceeds of the Initial Offering. To a lesser extent, depreciation on increased levels of fixed assets owned by the Company also contributed to the increase.

                 Net interest expense increased by approximately $424,000 to approximately $428,000 in the six months ended June 30, 1997 from approximately $4,000 in the six months ended June 30, 1996. Net interest expense for the period consisted of approximately $455,000 of interest expense offset by nearly $27,000 in interest income. Interest expense included a write-off of approximately $385,000 of unamortized debt discount representing the fair value of warrants issued to holders of bridge notes in connection with the Bridge Financing. Offsetting this expense was interest income earned during the period ended June 30, 1997 on the invested proceeds of the Initial Offering.

                 As a result of the foregoing factors, the net loss increased by approximately $2.5 million, or 215%, from approximately $1.1 million to $3.6 million for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

        Liquidity and Capital Resources

                 The Company has incurred cumulative losses aggregating approximately $8.7 million from inception through June 30, 1997. The Company expects to incur additional operating losses for the foreseeable future, principally as a result of expenses associated with the Company's product development efforts and anticipated sales, marketing and general and administrative expenses. During the six months ended June 30, 1997, the Company satisfied its cash requirements principally from the proceeds of the Initial Offering and, prior to the Initial Offering, from private sales of equity and debt securities.
        The primary uses of cash have been to fund research and development and sales, general and administrative expenses.

                 At June 30,1997, the Company had cash of approximately $5.0 million and a working capital surplus of approximately $5.0 million.
        In April, the Company received net proceeds of approximately $9.5 million from the Initial Offering (including proceeds received from the exercise in full of the over-allotment option). Approximately $2.1 million of the gross proceeds were used to repay the promissory notes issued in the Bridge Financing and approximately $600,000 were used to repay related expenses.

                 Net cash used in operating activities for the six months ended June 30, 1997 totaled approximately $3.2 million. Net cash used in investing activities for the six months ended June 30, 1997 totaled approximately $396,000. Net cash provided by financing activities for the six months ended June 30, 1997 totaled approximately $8.0 million.

                 Based on the Company's operating plan, the Company believes that the proceeds of the Initial Offering, together with the anticipated revenues from future operations, will be sufficient to satisfy its capital requirements and finance its operations for the foreseeable future. Such belief is based on certain assumptions and there can be no assurance that such assumptions are correct. However, in order to accommodate potential future growth and expansion of the Company's operations, the Company may seek to raise substantial additional capital in the near future. In addition, contingencies may arise which may require the Company to obtain additional capital. Accordingly, there can be no assurance that the Company's current resources will be sufficient to satisfy the Company's capital requirements. The Company anticipates that any additional financing required to meet its current plans for expansion may take the form of the issuance of common or preferred stock or debt securities, or may involve other secured or unsecured debt financing. Additional equity financing may involve substantial dilution to the interests of the Company's then existing stockholders. To the extent that the Company elects to obtain debt financing, the lender may impose certain restrictive covenants on the Company and upon any default by the Company on such debt financing, and in a liquidation of the Company, the rights of such lender would be superior to the rights of the holders of Common Stock. There can be no assurance that the Company will be able to obtain such additional capital on a timely basis, on favorable terms, or at all. In any of such events, the Company may be unable to implement its business plan.

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

4.2 Form of Warrant to Purchase Common Stock of the Registrant, issued in connection with the private placement of units in June 1995 and August 1996. (Incorporated by reference to Exhibit 3.5 forming a part of the Registrant's Registration Statement on Form SB-2 (File No. 333-20625) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).

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

27.1    Financial Data Schedule.

(b) The Registrant did not file any reports on Form 8-K during the quarter ended June 30, 1997.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               Objective Communications, Inc.




                               By:  /s/ STEVEN A. ROGERS
                                   -------------------------------------------
                                   Steven A. Rogers
                                   President and Chief Executive Officer
                                   (duly authorized executive officer)

                                    /s/ ROBERT H. EMERY
                                   -------------------------------------------
                                   Robert H. Emery
                                   Vice President, Administration and Finance
                                   (principal financial officer)


August 14, 1997