Form 10QSB
period 1997-09-30
OBJECTIVE COMMUNICATIONS INC
filed 1997-11-14
CIK 944310

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB



(Mark One)

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1997

[ ]   Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from           to
                               ---------    --------

Commission file number 000-2235
                               -------------------------------------------------

                       Objective Communications, Inc.
--------------------------------------------------------------------------------
      (Exact Name of Small Business Issuer as Specified in Its Charter)


             Delaware                                        54-1707962
-----------------------------------------           ----------------------------
   (State or Other Jurisdiction of                        (I.R.S. Employer
    Incorporation or Organization)                       Identification No.)

                              75 Rochester Avenue
                              Portsmouth, NH 03801
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (603) 334-6700
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                            14100 Park Meadow Drive
                              Chantilly, VA  20151
--------------------------------------------------------------------------------
  (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)

       Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes   X   No
         -----    -----

                    APPLICATION ONLY TO CORPORATE ISSUERS

       State the number of shares outstanding of each of the issuer's classes of common equity, as of November 14, 1997: 5,674,350

       Transitional Small Business Disclosure Format (check one):

     Yes       No   X
         -----    -----

Part I - Finanancial Information

Item1. Financial Statements


                         OBJECTIVE COMMUNICATIONS, INC.
                        (A Development Stage Enterprise)
                                 Balance Sheets






ASSETS
                                                                                         September 30,          December 31,
                                                                                              1997                  1996
                                                                                              ----                  ----
                                                                                          (Unaudited)
Current assets:
            Cash and cash equivalents                                                       $2,244,538             $623,241
            Accounts receivable                                                                 35,723               84,855
            Inventory                                                                          272,621              366,099
            Other current assets                                                               238,272              178,376

                                                                                           -----------          -----------
                           Total current assets                                              2,791,154            1,252,571

            Property and equipment, net                                                      1,578,907              182,072
            Debt issue costs, net                                                                    0              214,066
            Trademarks and patents                                                             104,382               32,869
            Other Assets                                                                        96,178                    0

                                                                                           -----------          -----------

                                                                                            $4,570,621           $1,681,578
                                                                                           ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
            Notes payable, net of unamortized discounts                                             $0           $1,714,000
            Notes payable, related parties                                                           0              199,000
            Accounts payable                                                                   573,307              390,438
            Accrued liabilities                                                                250,347              263,376
            Obligations under capital lease, current portion                                   216,063               15,543

                                                                                          ------------         ------------
                           Total current liabilities                                         1,039,717            2,582,357
Obligations under capital lease                                                                 76,511               25,610

                                                                                          ------------         ------------
                           Total liabilities                                                 1,116,228            2,607,967


Redeemable Series A Convertible Preferred Stock, par value $.01,
            500,000 shares authorized, 0 and 250,000 shares issued and outstanding
            at September 30, 1997 and December 31, 1996, respectively                                0              848,440

Stockholders' equity (deficit):
            Preferred Stock, par value $.01, 250,000 shares authorized, none issued and outstanding at December 31, 1996 and September 30, 1997

            Common stock, par value $.01, 10,000,000 shares authorized;
            4,636,844 and 1,896,577 issued and outstanding at September 30, 1997
            and December 31, 1996, respectively                                                 46,368               18,966

            Additional paid-in capital                                                      15,059,178            3,371,115

            Deficit accumulated during development stage                                   (11,651,153)          (5,164,910)

                                                                                          ------------         ------------
                           Total stockholders' equity (deficit)                              3,454,393           (1,774,829)
                                                                                             ---------            ---------

                                                                                            $4,570,621           $1,681,578
                                                                                           ===========          ===========

   The accompanying notes are an integral part to these financial statements.

                         OBJECTIVE COMMUNICATIONS, INC.
                        (A Development Stage Enterprise)
                            Statements of Operations
                                  (Unaudited)
                                  -----------

                                                                                       Three months ended
                                                                                          September 30,
                                                                                  1997                 1996
                                                                                  ----                 ----
Operating revenues:
       Merchandise revenue                                                             $0                     $0
       Service revenue                                                                  0                  2,441
                                                                                        -                  -----

                 Total revenues                                                         0                  2,441
                                                                                        -                  -----

Operating expenses:
       Cost of merchandise                                                              0                      0
       Cost of services                                                                 0                  4,319
       Research and development                                                 1,257,537                236,603
       Selling, general and administrative                                      1,224,914                165,651
       Depreciation and amortization                                              121,787                 31,634
       Other                                                                            0                      0
                                                                                        -                      -

                 Total operating expenses                                       2,604,238                438,207
                                                                                ---------                -------

Loss from operations                                                           (2,604,238)              (435,766)
Interest (income) expense, net                                                    (69,538)                 9,787
                                                                                  --------                 -----

Net loss                                                                      $(2,534,700)             $(445,553)
                                                                              ------------             ----------

Net loss per common share                                                          $(0.55)                $(0.12)

Weighted average common shares
       and common share equivalents
       outstanding                                                              4,633,511              3,607,634



                                                                                       Nine months ended
                                                                                         September 30,
                                                                                  1997                1996
                                                                                  ----                ----
Operating revenues:
       Merchandise revenue                                                              $0                   $0
       Service revenue                                                                   0               22,623
                                                                                         -               ------

                 Total revenues                                                          0               22,623
                                                                                         -               ------

Operating expenses:
       Cost of merchandise                                                               0                    0
       Cost of services                                                                  0               14,666
       Research and development                                                  2,588,177              801,622
       Selling, general and administrative                                       2,699,312              685,361
       Depreciation and amortization                                               444,466               83,169
       Other                                                                             0                    0
                                                                                         -                    -

                 Total operating expenses                                        5,731,955            1,584,818
                                                                                 ---------            ---------

Loss from operations                                                            (5,731,955)          (1,562,195)
Interest (income) expense, net                                                     360,386               14,168
                                                                                   -------               ------

Net loss                                                                       $(6,092,341)         $(1,576,363)
                                                                               ------------         ------------

Net loss per common share                                                           $(1.67)              $(0.44)

Weighted average common shares
       and common share equivalents
       outstanding                                                               3,639,737            3,607,634


                                                                                             For the period
                                                                                             October 5, 1993
                                                                                          (date of inception) to
                                                                                            September 30, 1997
                                                                                            ------------------
Operating revenues:
       Merchandise revenue                                                                        $175,301
       Service revenue                                                                             320,359
                                                                                                   -------

                 Total revenues                                                                    495,660
                                                                                                   -------

Operating expenses:
       Cost of merchandise                                                                         169,309
       Cost of services                                                                             80,066
       Research and development                                                                  5,092,930
       Selling, general and administrative                                                       4,954,670
       Depreciation and amortization                                                               667,240
       Other                                                                                        15,997
                                                                                                    ------

                 Total operating expenses                                                       10,980,212
                                                                                                ----------

Loss from operations                                                                           (10,484,552)
Interest (income) expense, net                                                                     759,704
                                                                                                   -------

Net loss                                                                                      $(11,244,256)
                                                                                              -------------

                     The accompanying notes are an integral
                      part to these financial statements.

                         OBJECTIVE COMMUNICATIONS, INC.
                        (A Development Stage Enterprise)
                            Statements of Cash Flows

                                  (Unaudited)
                                  -----------




                                                                                      Nine months ended Sept 30,

                                                                                     1997                   1996
                                                                                     ----                   ----
Cash flows from operating activities:
             Net loss                                                             ($6,092,341)         ($1,576,363)
             Adjustments to reconcile net loss to net cash
                used in operating activities:
                 Depreciation and amortization                                        444,466               83,171
                 Interest expenses related to issuance of warrants                    385,000                    0
                 Non-cash compensation expense                                        340,166                    0
                 Stock issued in exchange for services rendered                             0                    0

             Changes in operating assets and liabilities:
             Accounts receivable                                                       49,131               12,972
             Other current assets                                                    (254,072)                (692)
             Inventory                                                               (260,826)            (298,465)
             Trademarks and patents                                                   (75,132)             (13,828)
             Accounts payable                                                          46,971              310,389
             Accrued liabilities                                                       67,042              107,217
                                                                                       ------              -------

                         Net cash used in operating activities                     (5,349,595)          (1,375,599)
                                                                                   -----------          -----------
Cash flows from investing activities:
             Purchase of property and equipment                                      (971,381)             (27,502)
                                                                                     ---------             --------

                         Net cashed used in investing activities                     (971,381)             (27,502)
                                                                                     ---------             --------

Cash flows from financing activities:
             Proceeds from the issuance of preferred stock, net                       962,203                    0
             Proceeds from the issuance of common stock, net                        9,530,251              922,863
             Proceeds from the issuance of notes payable                                    0              289,705
             Repayment of notes payable                                            (2,300,000)                   0
             Proceeds from the issuance of notes payable to related parties                 0              104,500
             Repayments of notes payable to related parties                          (199,000)                   0
             Debt issue costs                                                               0                    0
             Principal payments on capital leases                                     (51,181)                   0
                                                                                   -----------          ----------

                         Net cash provided by financing activities                  7,942,273            1,317,068
                                                                                    ---------            ---------

Net increase (decrease) in cash and cash equivalents                                1,621,297              (86,033)

Cash and cash equivalents at beginning of period                                      623,241               86,491
                                                                                      -------               ------

Cash and cash equivalents at end of period                                         $2,244,538                 $458
                                                                                   ----------                 ----



                                                                                      For the period
                                                                                      October 5, 1993
                                                                                  (date of inception) to
                                                                                       September 30,
                                                                                           1997
                                                                                           ----
Cash flows from operating activities:
             Net loss                                                                 ($11,244,256)
             Adjustments to reconcile net loss to net cash
                used in operating activities:
                 Depreciation and amortization                                             667,240
                 Interest expenese related to issuance of warrants                         706,789
                 Non-cash compensation expense                                             340,166
                 Stock issued in exchange for services rendered                             55,834

             Changes in operating assets and liabilities:
             Accounts receivable                                                           (35,724)
             Other current assets                                                         (334,450)
             Inventory                                                                    (272,621)
             Trademarks and patents                                                       (113,625)
             Accounts payable                                                              573,307
             Accrued liabilities                                                           250,347
                                                                                           -------

                         Net cash used in operating activities                          (9,406,993)
                                                                                        -----------
Cash flows from investing activities:
             Purchase of property and equipment                                         (1,627,683)
                                                                                        -----------

                         Net cashed used in investing activities                        (1,627,683)
                                                                                        -----------

Cash flows from financing activities:
             Proceeds from the issuance of preferred stock, net                          1,810,643
             Proceeds from the issuance of common stock, net                            11,432,993
             Proceeds from the issuance of notes payable                                 2,550,000
             Repayment of notes payable                                                 (2,550,000)
             Proceeds from the issuance of notes payable to related parties                716,223
             Repayments of notes payable to related parties                               (364,000)
             Debt issue costs                                                             (253,459)
             Principal payments on capital leases                                          (63,186)
                                                                                        ----------

                         Net cash provided by financing activities                      13,279,214
                                                                                        ----------

Net increase (decrease) in cash and cash equivalents                                     2,244,538

Cash and cash equivalents at beginning of period                                                 0
                                                                                                 -

Cash and cash equivalents at end of period                                              $2,244,538
                                                                                        ----------



   The accompanying notes are an integral part of these financial statements.

                         OBJECTIVE COMMUNICATIONS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.       Basis of Presentation

                 The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations for the interim period have been included. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company's Registration Statement on Form SB-2 (File No. 333-35913), as amended, as filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended. Certain financial statement items have been reclassified to the current periods' format.

2.       Capital Stock

         Common Stock

                 During April 1997, the Company issued 2,070,000 shares of common stock, par value $.01 (the "Common Stock") for approximately $9.5 million in proceeds, net of underwriting discounts and commissions and certain other expenses of the offering. The issuance of these shares was pursuant to an initial public offering at a price of $5.50 per share. The net proceeds of the initial public offering were used primarily to repay certain outstanding notes payable and to fund the continued research and development and the working capital of the Company. In connection with the initial public offering, all 500,000 of the issued and outstanding shares of Redeemable Series A Convertible Preferred Stock automatically converted into Common Stock on a one-for-one basis.

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

                         OBJECTIVE COMMUNICATIONS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


         Additionally, in the warrant exchange, the Company issued warrants for the purchase of 165,269 shares of Common Stock with an exercise price of $4.00 per share and retired warrants for the purchase of 330,536 shares of Common Stock.

         Warrants

                 In July 1997, warrants to acquire an aggregate of 5,000 shares of Common Stock were exercised.

                 In April 1997, in connection with the initial public offering, certain holders of warrants issued in connection with the bridge financing in October and November 1996 surrendered to the Company warrants to acquire an aggregate of 150,000 shares of Common Stock. The surrender and cancellation of such warrants did not have any other effect on the bridge financing, nor did the Company pay any consideration in connection with such surrender.

3.       Net Loss Per Share

                 Net loss per share is based on the weighted average number of common shares and dilutive common share equivalents outstanding during the periods presented. Pursuant to Securities and Exchange Commission requirements, Common Stock issued and options and warrants to purchase shares of Common Stock granted by the Company during the twelve months preceding the initial filing date of the Registration Statement have been included in the calculation of weighted average common shares and common share equivalents outstanding for the three months and nine months ended September 30, 1996. Options and warrants issued by the Company prior to the aforementioned twelve-month period have not been included in the calculation for any of the periods presented because the effects of such items were anti-dilutive. Options and warrants outstanding have not been included in the calculation of weighted average common shares and common share equivalents outstanding for the three months and nine months ended September 30, 1997, because the effects of these items were anti-dilutive.

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

4.       Income taxes

                 The Company has not recorded a provision for income taxes for the three months and nine months ended September 30, 1997 and 1996 based on the fact that the Company has generated net operating losses during each of those periods. The Company has recorded a full valuation allowance against the net deferred tax asset generated primarily from its net operating loss carryforwards.

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

6.       Subsequent Events

                 During November 1997, the Company issued 1,000,000 shares of Common Stock at $23.125 per share and received net proceeds of approximately $21.5 million (net of underwriting discounts) , pursuant to a public offering on a Registration Statement on Form SB-2 (File No. 333-35913), as amended, as filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended.

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                 Certain statements contained in this Quarterly Report on Form 10-QSB, other than historical financial information, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements involve known and unknown risks, uncertainties or other factors which may cause actual results, performance or achievement of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Factors that might cause such a difference include risks and uncertainties related to the Company's dependence on the emerging market for video broadcast, retrieval and conferencing, development of additional products, protection of its intellectual property, limited marketing experience, limited number of customers, and the need the for additional personnel, as well as risks and uncertainties associated with the Company's growth strategy, technological changes affecting the Company and competitive factors affecting the Company.

                 The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-QSB.

         Overview

                 The Company was incorporated in October 1993 to develop and produce products and systems to support video broadcast, retrieval of stored video and multi-party conferencing to and from a desktop personal computer or conference room using telephone wires. The Company's operations to date have related primarily to organizational activities, including research and development for its initial products, including the VidPhone(R) system, recruiting management and technical personnel and raising capital. Currently, the Company expects to complete development of the VidPhone(R) system and begin commercial production and delivery of the first units in late 1997.

                 To date, the Company has not generated substantial revenues from the sale of its products and services. The Company expects to incur substantial operating expenses in the future to support its product development efforts, expand and enhance significantly its sales and marketing capabilities and organization, expand its technical and management personnel and for other selling, general and administrative expenses. Through September 30, 1997, the Company had cumulative losses of $11.2 million. The Company expects to incur additional operating losses until the Company's products achieve commercial acceptance, which is expected to occur in 1998. The Company's results of operations may vary significantly from quarter to quarter during this period. Through September 30, 1997, the Company's operations have been funded primarily through public and private sales of debt and equity securities.

                 During November 1997, the Company issued 1,000,000 shares of Common Stock at $23.125 per share and received net proceeds of approximately $21.5 million (net of underwriting discounts) pursuant to a public offering on a Registration Statement on Form SB-2 (File No. 333-35913) (the "Follow-on Offering"). These proceeds will be used to fund the Company's inventory, capital expenditures (including facilities expansion), sales and marketing, product development, working capital and general corporate purposes.

                 During the third quarter, the Company continued implementation of a plan to relocate the Company's headquarters, research and development, engineering and manufacturing facilities to a new location in Portsmouth, New Hampshire. Currently, the Company maintains a sales office in the Washington, D.C. metropolitan area and intends to hire additional sales personnel for the New Hampshire facility. The Company anticipates that the move to New Hampshire will be completed during fourth quarter of 1997. The move has facilitated the recruitment of additional staff, including Ms. Mary C. Murphy, Vice President of Marketing, a new executive officer of the Company. At the end of October 1997 the Company had approximately seventy employees.


         Results of Operations

         Comparison of the Three Months Ended September 30, 1997 and September 30, 1996

                 The Company had no revenues in the three months ended September 30, 1997 compared to revenues of approximately $2,400 in the same period in 1996. The revenues recorded in 1996 were generated from consulting arrangements, not from the Company's primary business. During 1997, the Company has devoted all of its resources to the development, production, and sale of the VidPhone(R) system and related software products.

                 Selling, general and administrative expenses increased by approximately $1,059,000, or 640%, in the three months ended September 30, 1997 to approximately $1,225,000 from approximately $166,000 in the three months ended September 30, 1996. Sales and marketing costs have increased significantly in preparation for the introduction of the Company's products to the marketplace, including approximately $225,000 incurred during the third quarter 1997 in
         connection with a multi-city product introduction tour.   The
         remaining increase is primarily due to legal, accounting, personnel and other related expenses incurred as a result of the increased size and complexity of operations, becoming a publicly-traded company, certain costs associated with the Company's move from Virginia to New Hampshire and with recruiting efforts associated with the New Hampshire facility.

                 Research and development expenses increased by approximately $1,021,000, or 432%, for the three months ended September 30, 1997, to approximately $1,258,000 as compared to $237,000 for the three months ended September 30, 1996. The increase was due primarily to the hiring of additional technical staff, particularly in connection with the hiring of additional research and development personnel for the New Hampshire facility, and increased levels of spending in connection with final product design. Research and development expenses include the costs associated with all personnel, materials and contract personnel engaged in research and development for the Company, as well as an allocated portion of overhead expenses, such as rent, telephone, and office supplies.

                 The Company intends to continue to expand research and development by hiring additional technical staff and purchasing additional research and development related material. As the Company continues developing, testing, and demonstrating its product line, the Company expects research and development expenses to increase.

                 Depreciation and amortization increased approximately $90,000 to $122,000 in the three months ended September 30, 1997 from $32,000 in the three months ended September 30, 1996. The increase is due to increased levels of fixed assets and capitalized leases and intellectual property held by the Company.

                 The Company earned approximately $70,000 in net interest income in the three months ended September 30, 1997 compared to incurring approximately $10,000 in net interest expense for the three months ended September 30, 1996. Interest income was earned primarily on the invested proceeds of the Company's Initial Public Offering completed in early April 1997 (the "Initial Offering").

                 As a result of the foregoing factors, the net loss increased by approximately $2.1 million, or 469%, to approximately $2.5 million for the three months ended September 30, 1997 from approximately $446,000 during the three months ended September 30, 1996.

         Comparison of the Nine Months Ended September 30, 1997 and September 30, 1996

                 The Company had no revenues in the nine months ended September 30, 1997 compared to revenues of approximately $22,600 in the same period in 1996. The revenues recorded in 1996 were generated from consulting arrangements, not from the Company's primary business. In 1997, the Company devoted all of its resources to the development, production, and sale of the VidPhone(R) system and related software products.

                 Selling, general and administrative expenses increased by approximately $2,014,000, or 294%, in the nine months ended September 30, 1997 to approximately $2,699,000 from $685,000 in the nine months ended September 30, 1996. Included in administrative expenses for the nine months period is approximately $340,000 in non-recurring compensation expense associated with a warrant exchange conducted in January 1997. Approximately 1,098,000 of the remaining increase is attributable to increased sales and marketing expenses as the Company prepares to commercially market its VidPhone(R) products, increased administrative expenses associated with becoming a publicly-traded company in the second quarter of 1997 and other related expenses.

                 Research and development expenses increased by approximately $1,787,000, or 223%, for the nine months ended September 30, 1997, to approximately $2,588,000 million as compared to $802,000 for the period ended September 30, 1996. Approximately $663,000 of the increase was due to the hiring of additional technical staff and increased use of subcontractors in the development of components of the Company's VidPhone(R) system, and approximately $484,000 of the increase was due to the costs associated with materials and supplies for the research and development personnel of the Company. Research and development expenses include the costs associated with all personnel, materials and contract personnel engaged in research and development for the Company, as well as an allocated portion of overhead expenses, such as rent, telephone and office supplies.

                 The Company intends to accelerate and expand research and development by hiring additional technical staff and purchasing additional research and development related material. As the Company continues developing, testing, and demonstrating its product line, the Company expects research and development expenses to increase.


                 Depreciation and amortization increased approximately $361,000 to $444,000 in the nine months ended September 30, 1997 from $83,000 in the nine months ended September 30, 1996. During the period the Company charged to amortization expense $209,000 of capitalized debt issuance costs upon the repayment of the debt from the proceeds of the Initial Offering. To a lesser extent, depreciation on increased levels of fixed assets, capitalized leases, and intellectual property owned by the Company also contributed to the increase.

                 Net interest expense increased by approximately $346,000 to approximately $360,000 in the nine months ended September 30, 1997 from approximately $14,000 in the nine months ended September 30, 1996. Net interest expense for the period consisted of approximately $606,000 of interest expense offset by nearly $246,000 in interest income. Interest expense included a write-off of approximately $385,000 of unamortized debt discount representing the fair value of warrants issued to holders of bridge notes in connection with a bridge financing completed in November 1996. Offsetting this expense was interest income earned during the period ended September 30, 1997 on the invested proceeds of the Initial Offering.

                 As a result of the foregoing factors, the net loss increased by approximately $4.5 million, or 287%, from approximately $1.6 million to $6.1 million for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996.

         Liquidity and Capital Resources

                 The Company has financed its operations to date primarily through the public and private sales of equity and debt securities. The Company has incurred cumulative losses aggregating approximately $11.2 million from inception through September 30, 1997. The Company expects to incur additional operating losses until the Company's products achieve commercial acceptance, which is expected to occur in 1998. During the nine months ended September 30, 1997, the Company satisfied its cash requirements principally from the proceeds of the Initial Offering and, prior to the Initial Offering, from private sales of equity and debt securities. The primary uses of cash have been to fund research and development and sales, general and administrative expenses.

                 At September 30, 1997, the Company had cash of approximately $2.2 million and a working capital surplus of approximately $1.8 million. In April 1997, the Company received net proceeds of approximately $9.5 million from the issuance of 2,070,000 shares of Common Stock at a price of $5.50 per share in the Initial Offering, including the exercise in full of the over-allotment option granted to the underwriter of the Initial Offering (net of underwriting discounts and commissions and other expenses of the Initial Offering). Approximately $2.1 million of the gross proceeds from the Initial Offering were used to retire outstanding indebtedness under bridge notes and bridge warrants issued in a bridge financing completed during October and November 1996 and approximately $600,000 were used to repay related party loans and other expenses. The remainder of the net proceeds from the

         Initial Offering were or will be used to fund the Company's sales and marketing and product development efforts, for working capital and for general corporate purposes.

                 During November 1997, the Company issued 1,000,000 shares of Common Stock at $23.175 per share and received net proceeds of approximately $21.5 million (net of underwriting discounts) from the Follow-on Offering. These proceeds will be used to fund the Company's inventory, capital assets, facilities expansion, research and development, sales and marketing, working capital and general corporate purposes.

                 Net cash used in operating activities for the nine months ended September 30, 1997 totaled approximately $5.3 million. Net cash used in investing activities for the nine months ended September 30, 1997 totaled approximately $1.0 million. Net cash provided by financing activities for the nine months ended September 30, 1997 totaled approximately $7.9 million.

                 Based on the Company's operating plan, the Company believes that the net proceeds of the Follow-on Offering together with its existing resources and revenues from continuing operations, will be sufficient to satisfy its capital requirements and finance its operations for at least the next 12 months. Such belief is based on certain assumptions, and there can be no assurance that such assumptions are correct. There can be no assurance that the Company's current resources will be sufficient to satisfy the Company's capital requirements. In order to accommodate potential future growth and expansion of the Company's operations and other contingencies, the Company may seek additional funding sooner than anticipated. The Company has no current arrangements with respect to, or specific sources of, any such capital. The Company anticipates that any additional financing required to meet its current plans for expansion may take the form of the issuance of common or preferred stock or debt securities, or may involve other secured or unsecured debt financing. Additional equity financing may involve substantial dilution to the interests of the Company's then existing stockholders. To the extent that the Company elects to obtain debt financing, the lender may impose certain restrictive covenants on the Company and upon any default by the Company on such debt financing, and in a liquidation of the Company, the rights of such lender would be superior to the rights of the holders of Common Stock. There can be no assurance that the Company will be able to obtain such additional capital on a timely basis, on favorable terms, or at all. In any of such events, the Company may be unable to implement its business plan.

Part  II

Item 2.  Changes in Securities and Use of Proceeds

(c) In July 1997, the Company issued 5,000 shares of Common Stock upon the exercise of outstanding warrants by an existing investor of the Company for aggregate consideration of $20,000. The sale and issuance of such securities by the Company were effected in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.

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

4.3 Form of Warrants for the Purchase of 100,000 Shares of Common Stock, $.01 par value per share, issued in connection with the private placement of Series A Convertible Preferred Stock and warrants in December 1996 and January 1997 (Incorporated by reference to Exhibit
         3.7 forming a part of the Registrant's Registration Statement on Form SB-2 (File No. 333-20625) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).

4.4 Form of Option for the Purchase of 180,000 shares of Common Stock issued to Barington Capital Group, L.P. (Incorporated by reference to Exhibit 3.8 forming a part of the Registrant's Registration Statement on Form SB-2 (File No. 333-20625) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).

4.5 Specimen certificate evidencing shares of Common Stock of the Registrant (Incorporated by reference to Exhibit 4.2 forming a part of Amendment No. 2 to the Registrant's Registration Statement on Form SB-2 (File No. 333-20625) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).

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

11       Statement re: computation of per share earnings.

27.1     Financial Data Schedule.

(b) The Registrant did not file any reports on Form 8-K during the quarter ended September 30, 1997.

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

November 14, 1997