Form 10KSB
period 1997-12-31
OBJECTIVE COMMUNICATIONS INC
filed 1998-03-31
CIK 944310

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

                        Commission File Number 000-22235

                              ---------------------

                         Objective Communications, Inc.
                         ------------------------------
             (Exact name of Registrant as specified in its charter)

           Delaware                                       54-1707962
           --------                                       ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

50 International Drive, Portsmouth, New Hampshire            03801
-------------------------------------------------            -----
(Address of principal executive offices)                   (Zip Code)

Issuer's telephone number, including area code:  (603) 334-6700

Securities registered pursuant to Section 12(b) of the Act:

Securities registered pursuant to Section 12(g) of the Act:

           Title of each class:
--------------------------------------------     -------------------------------
      Common Stock par value $0.01

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  (not applicable)

The aggregate market value of the voting common equity held by non-affiliates as of March 15, 1998, was $92,068,119.

The number of shares of the issuer's Common Stock outstanding as of March 15, 1998, was 5,676,850 shares.

Transitional Small Business Disclosure Format (check one):  Yes      No   x
                                                                ----    -----

                                TABLE OF CONTENTS

                                     PART I

ITEM

1.          Business

2.          Properties

3.          Legal Proceedings

4.          Submission of Matters to a Vote of Security Holders

                                     PART II

5.          Market for the Registrant's Common Equity and Related Stockholder
            Matters

6. Management's Discussion and Analysis of Financial Condition and Results of Operations

7.          Financial Statements

8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                                    PART III

9.          Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act

10.         Executive Compensation

11.         Security Ownership of Certain Beneficial Owners and Management

12.         Certain Relationships and Related Transactions

13.         Exhibits and Reports on Form 8-K

Signatures

                                     PART I

           This Form 10-KSB contains certain statements that constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information, and are subject to risks and uncertainties. Actual future results could differ materially from the results contemplated in the forward-looking statements as a result of a number of factors, including but not limited to risks involving reliance on third-party resellers, the development of the emerging market for video applications technology, the uncertain protection of the Company's intellectual property, the Company's limited marketing experience, the Company's planned rapid growth, the impact of competition, the availability of financing and the volatility of securities prices, and other risks detailed herein and in the Company's Security and Exchange Commission filings.

ITEM 1.    BUSINESS

INTRODUCTION

           The Company, a Delaware corporation, was formed in 1993 to design, develop and market the first high quality, cost-effective video network system that supports video broadcast, retrieval of stored video and multi-party conferencing to and from desktop personal computers and conference rooms over the same wire used by the telephone. The VidPhone(R) system provides full-motion video in support of video broadcast, retrieval of stored video information, video conferencing, and concurrent data and file sharing directly to and from the desktop or conference room. The Company believes that the VidPhone(R) system offers greater functionality and compatibility with existing infrastructure and higher quality than most video conferencing systems on the market today. The Company also believes that it offers the only video network system that supports the three major video applications in a single cost-effective solution. The Company intends to become the leading provider of video networks.

           The Company's strategy is to form long-term relationships with major business telephone product and service providers and to resell the VidPhone(R) system through such providers. The Company anticipates that these providers will be interested in establishing relationships with the Company because of the ease with which the VidPhone(R) system can be marketed and resold to existing customers as an enhancement to telephone systems. In July 1997, the Company entered into a one-year agreement with Sprint pursuant to which Sprint has agreed to resell the Company's video network products worldwide. In August 1997, the Company entered into an arrangement with Bell Atlantic to market and resell the VidPhone(R) system to the Department of Defense and related agencies.

           The Company is discussing joint marketing relationships and test marketing arrangements for the VidPhone(R) system with leading private branch exchange ("PBX") manufacturers and other resellers. As part of these test marketing arrangements, the Company has installed, at no cost to the user, test marketing VidPhone(R) equipment in the facilities of two of the three largest PBX manufacturers, two of the five largest interexchange carriers ("IXCs"), one of the four largest regional bell operating companies ("RBOCs") and at two end-user customer locations. There can be no assurance that the Company will be successful in its efforts to develop such relationships or that, if established, such arrangements will be profitable.

INDUSTRY BACKGROUND

           The demand for video communications, historically limited primarily to video conferencing, is driven by the desire to achieve the most effective means to communicate. Information that is exchanged or presented visually, such as in-person meetings or video presentations, has a stronger impact on the end-user than non-visual communications. Unfortunately, people cannot always exchange or present information in person, and technology limitations and cost constraints have restricted the use of video applications. Consequently, non-visual forms of communication, such as telephony, voice mails, e-mails, facsimiles and overnight mailings, are relied upon to communicate. Recent video application developments such as broadcasting and conferencing achieve the effectiveness of face-to-face meetings, while retaining the convenience of a telephone call. These applications have the potential to become commonly used means of communication. The Aberdeen Group, in a study commissioned by the Company, estimates that the video communications market will grow from an estimated $3.7 billion in 1996 to $28.4 billion in 2003, representing a compound annual growth rate of 34%.

           The Company believes that a video network that fully supports video broadcast, video retrieval and video conferencing applications addresses the communications requirements of the business community. A video network can improve worker productivity by facilitating the efficient exchange of information between geographically dispersed parties while reducing travel expenses. In addition, it enables the use of video material for training and research at the convenience of the user rather than the presenter and permits businesses to access business broadcasts such as CNN and CNBC at the desktop. To date, however, transmission constraints, costs and other limitations have precluded the development and deployment of acceptable video broadcast, retrieval and conferencing applications to the desktop.

           Until recently, video communications systems were boardroom video conferencing systems. These systems typically used a proprietary protocol rather than an international standard and, as a result, could not interface with systems using other protocols. In addition, these systems were prohibitively expensive for most businesses. Even today, most boardroom video conferencing systems require substantial capital expenditures for new infrastructure, and require trained personnel for set up and maintenance during the video conference call. Most boardroom systems also do not provide video quality adequate for video broadcast and retrieval and are limited by distracting latency -- transmission delays that result in unsynchronized audio and video.

           Over the past decade, video conferencing systems have begun to evolve from high cost, low quality, stand-alone boardroom systems to desktop systems. However, desktop systems have not been widely adopted. The Company believes that this is primarily because currently available systems produce inadequate video quality for virtually all business purposes.

           Most desktop video conferencing systems use either dedicated telephone lines or the Local Area Network ("LAN") to transmit video data. Some desktop video conferencing systems use dedicated Integrated Services Digital Network ("ISDN") lines to achieve acceptable video quality for business purposes. However, to achieve this quality, three dedicated lines with six associated telephone numbers must be provided to each desktop. The installation costs of these additional lines and line use charges render this approach impractical on any significant scale. In addition, these systems require the installation of either expensive and complex hardware coder-decoders ("CODECs") in each PC or software CODECs that render the PC unavailable for other applications during video conferences.

           Some video conferencing systems attempt to use the LAN rather than dedicated telephone lines. LAN-based systems also require the installation of hardware or software CODECs. LANs were designed to be shared by individuals using the transmission medium for short periods of time and do not have the bandwidth to accommodate the volume of data inherent in full-motion video applications. Consequently, even a single video conference would significantly diminish the capacity of most LANs to support other users. Information technology managers resist LAN-based video applications because of the additional infrastructure and associated maintenance required to support them. Although high speed Ethernet and gigabit routing switches may alleviate some of the bandwidth problems resulting from the transmission of video on the LAN, the Company believes that these new technologies do not go far enough to address the latency problems plaguing such systems. The Company believes that in the future synchronous fiber optic networks ("SONET") and Asynchronous Transfer Mode ("ATM") switching will dominate in the Wide Area Network ("WAN"). However, the Company does not believe that ATM will reach the desktop due to the high cost and other limiting factors.

           The Company believes that business users require a cost-effective video network capable of providing high quality, non-latency-impaired video and CD-quality stereo audio before they will adopt desktop video applications on a significant scale. The Company believes that a video network must leverage an organization's existing infrastructure, without sacrificing the functionality of the desktop computers, in order to be an acceptable video network solution.

PRODUCTS AND TECHNOLOGY

           The Company's principal product is the VidPhone(R) system, which provides full-motion video in support of video broadcast, retrieval of stored video information and video conferencing within an enterprise over the same wire used by the telephone. In addition, the VidPhone(R) system supports video communications to any other location worldwide through the WAN.

           The VidPhone(R) system is comprised of the following components:

           VidPhone(R) Switch. VidPhone(R) Switch is the video, audio and data switch that is the cornerstone of the VidPhone(R) system. It enables users to access all VidPhone(R) system functions within an enterprise and to communicate with remote locations through a WAN. The VidPhone(R) Switch, is a scaleable, modular video network server that supports from five to 50 concurrent video network users and also permits users to receive broadcast video and retrieve stored video images. The VidPhone(R) Switch normally resides near the PBX or CENTREX point of entry and is rack mountable in standard 19-inch racks.

           VidModem(TM). The VidModem(TM) enables the connection between the desktop and the VidPhone(R) Switch. The desktop and VidPhone(R) Switch versions of VidModem(TM) incorporate a patented technology that permits distribution of full-motion video, CD-quality stereo audio and high speed data over the single twisted pair of copper wire that connects the desktop telephone to the PBX or CENTREX. The connection is transparent to the telephone and PBX.

           VidPhone(R) Terminal. The VidPhone(R) Terminal is a user's desktop computer configured with a microphone, speakers, camera and proprietary software. VidPhone(R) Terminals connect to the VidPhone(R) Switch via VidModems(TM) and can receive broadcast video, retrieve stored video material and participate in video conferences. VidPhone(R) Terminals may be located up to 1,250 feet from the VidPhone(R) Switch when using Category 3 wiring, or up to 2,500 feet when using Category 5 wiring. The Company believes that most modern business telephone systems use at least Category 3 wire. VidPhone(R) Terminals do not need a terminal-resident ISDN or ATM CODECs because they connect directly to the VidPhone(R) Switch. VidPhone(R) Terminals may be easily and inexpensively modified for deployment as conference room systems. In this configuration, all video network applications are available in a large screen multi-party conference room setting.

           Software Applications. ObjectiveView(TM) is the primary software platform supporting users of the VidPhone(R) system. It provides an easy-to-use graphical user interface for all video applications offered by the VidPhone(R) system. Two other software programs are currently provided with each VidPhone(R) system, TeleDraw(R) and TeleShare(TM). TeleDraw(R) is a full-featured program for collaborative drawing, annotation and editing of drawings and pictures. TeleShare(TM) enables users to share applications such as word processing and spreadsheet programs while simultaneously participating in a video conference.

           VidPhone(R) Remote Terminal. VidPhone(R) Remote Terminals provide VidPhone(R) system connectivity for users that are not directly connected to the VidPhone(R) Switch via telephone wiring in the enterprise. Employees in branch offices, individuals working out of their homes, and other parties outside an enterprise are potential users of VidPhone(R) Remote Terminals. VidPhone(R) Remote Terminal users have access to all video network functions of the VidPhone(R) Switch to which they connect; however, the quality of the video and audio presentation will be limited by the bandwidth of the external communications connection. VidPhone(R) Remote Terminal connectivity may be over a variety of communications circuits, such as ISDN (1 Basic Rate Interface ("BRI"), 2BRI, 3BRI, etc.), T1 or ATM.

SYSTEM FUNCTIONALITY

           The Company believes that the VidPhone(R) system is the only video network solution currently available that is capable of adequately supporting the three basic business video requirements.

           Broadcast Video. Sources of broadcast video material include, but are not limited to, satellite broadcasts, cable television, and narrowcasts over an ATM network. These sources are connected to the VidPhone(R) Switch through a specially designed circuit card. The user selects the desired broadcast from a menu using standard point-and-click techniques. The non-blocking architecture of the VidPhone(R) Switch permits multiple users to access the same broadcast video source without degrading system performance.

           Retrieval of Stored Video Material. VidPhone(R) system users may access stored video material residing on a variety of different types of devices, such as a video server, a video jukebox or a video tape player. Users access stored video using point-and-click techniques similar to those used to access broadcast video. For example, the Company is developing video mail applications which would allow users to create video mail with video, audio, text and file attachments for later access by and delivery to VidPhone(R) system users.

           Video Conferencing. The VidPhone(R) system supports two-way and multi-party video conferencing. VidPhone(R) system users may be delineated in telephone directories and contacted using standard point-and-click techniques at any time without prior coordination.

SALES AND MARKETING

           The Company's sales and marketing strategy is to leverage its position as the first provider of integrated video networks that support the three major video applications. The Company seeks to obtain brand-name recognition of the VidPhone(R) system by actively promoting the products. Initiatives include press releases; targeting key media outlets; presentations to industry analysts, and consultants; technology announcements; formal product launches and participation in trade shows. In July and August 1997, the Company held industry and press conferences in San Francisco, New York, Boston and the metropolitan Washington D.C. area to introduce its VidPhone(R) Switch. The Company maintains a Web page and has retained a public relations firm to help ensure the effectiveness of the Company's marketing campaigns.

           The Company intends to market the VidPhone(R) system as an upgrade to existing telephone systems to capitalize on the drive by telephone product and service companies to regain prominence in the corporate information systems market. The attributes of the VidPhone(R) system enable telephone product and service companies to offer a fully functional video network that competes directly with computer and LAN vendors offering video applications. The Company believes that the VidPhone(R) system is more attractive to information technology administrators than LAN-based systems, because it does not use
LAN bandwidth, compromise LAN integrity, or affect LAN reliability. The VidPhone(R) system architecture also enables IT administrators to centrally manage system resources and feature upgrades.

           The Company is marketing the VidPhone(R) system through telephone product and service providers that will resell it as an enhancement to existing telephone systems. These providers offer sales, service and support organizations, have relationships with virtually every business telephone user in the world, and enjoy a high level of customer loyalty. These distribution channels have a mature customer base, which is generally receptive to system upgrades. In July 1997, the Company entered into a one-year agreement with Sprint under which Sprint has agreed to resell the Company's video network products worldwide. The Company also has an arrangement with Bell Atlantic under which it will market and resell the VidPhone(R) system to the Department of Defense and related agencies. In October 1997, the Company hired a Vice President, Marketing, who is responsible for developing the Company's marketing and sales strategy.

           The Company has been discussing joint marketing relationships and test marketing arrangements for the VidPhone(R) system with leading PBX manufacturers and other resellers. As part of these test marketing arrangements, as of December 15, 1997, the Company had installed, at no cost to the user, test marketing VidPhone(R) equipment in the facilities of one of the three largest PBX manufacturers, two of the five largest IXCs, one of the four largest RBOCs and at multiple end-user customer locations. In November 1997, the Company shipped its first VidPhone(R) system to the Miramar Marine Corps Air Station in California, fulfilling part of an outstanding purchase order from a reseller and shipped an additional 40 VidPhone(R) systems to a variety of recipients, including end-users and resellers, during the fourth quarter of 1997.
The Company has additional orders for and has continued delivery of the VidPhone(R) system during the first quarter of 1998.

PRODUCT RESEARCH AND DEVELOPMENT

           Throughout 1997, the Company's research and development efforts focused on completing the initial development and production of the VidPhone(R) system. With the initial shipments of production VidPhone(R) systems in the fourth quarter of 1997, research and development concentrated on further refining and upgrading the Company's underlying VidModem(TM) technology, the VidPhone(R) Switch and the accompanying user interface and applications software products. In response to customer requirements, the Company has brought several major research and development initiatives forward and has increased research and development capabilities accordingly.

           The Company's engineering staff closely monitors technical developments and works with the Company's marketing personnel to assess evolving business video network requirements. The Company intends to monitor emerging technologies that support new business applications and tailor its research and development accordingly. In addition to the Company's internal research and development resources, the Company engages contract engineering services when it believes that the use of such services would be efficient. Contractors have completed several component design initiatives in support of product development. Research and development efforts target both hardware and software enhancements to video network capabilities in support of all business video applications.

INTELLECTUAL PROPERTY

           The Company intends to continue to seek patents, trademarks and copyrights on certain of its inventions and proprietary processes. Parts of the Company's technology are protected by a patent or pending patents. The Company has a patent (U.S. Patent No. 5,621,455) issued in April 1997 covering a method and apparatus for transmitting video information over telephone wires. Corresponding foreign patent applications on the VidPhone(R) technology are pending in China, Canada, Mexico, Europe, Japan and Taiwan. Additionally, the Company has filed a "continuation" U.S. patent application covering variations of the basic VidPhone(R) technology. The Company has received notice from the U.S. Patent and Trademark Office that it expects to issue the patent on the continuation application in May 1998. The Company has also filed a patent application covering the VidPhone(R) system's networking and switching technology. The Company does not expect to receive any notice from the U.S. Patent and Trademark Office concerning this second patent application until the second half of 1998. The Company is in the process of preparing additional U.S. patent applications directed to various improvements in the field of video conferencing. The Company expects to file approximately six to nine new U.S. patent applications in 1998 covering these improvements, but it does not expect to receive any notice from the U.S. Patent and Trademark Office for at least one year after filing. The success of the Company's products depends in part on its continuing ability to obtain and protect patents, licenses and other intellectual property rights covering its significant hardware and software products.

           The Company has registered the trademarks Objective Communications(R), VidPhone(R), and TeleDraw(R), and the registration for the trademark for VidModem(TM) is pending. The process of seeking patent and trademark protection can be long and expensive, and there can be no assurance that patents and trademarks will issue from currently pending or future applications or that any patents or trademarks that are issued will be of sufficient scope to provide meaningful protection or any commercial advantage to the Company.

COMPETITION

           The market for the Company's products is new, highly competitive and rapidly evolving. The Company believes that the principal competitive factors in the markets in which it intends to compete are product performance, price and product support and services.

           The principal competitors in the video conferencing market have been PictureTel, VTEL and its wholly-owned subsidiary, CLI. According to a June 1995 article in U.S. News & World Report, PictureTel and CLI (prior to its acquisition by VTEL) had approximately 71% market share in the video conferencing systems market. Competitors in the video broadcast market include cable television and direct satellite broadcast system providers. The Company is not aware of any current competitors in the video retrieval market. The Company expects to compete with PictureTel and VTEL and expects substantial additional competition from new market entrants, such as Intel Corporation. To date, no new desktop system has captured any significant portion of the market.

           Virtually all of the companies with which the Company expects to compete have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than the Company. The Company believes that it will be able to compete effectively against larger companies with substantially greater resources on the basis of its products' capabilities, distribution strategy, and price. There can be no assurance, however, that the Company will be able to compete successfully.

MANUFACTURING

           The Company entered into a manufacturing agreement in February 1998 with Sanmina Corporation to outsource the manufacture and assembly of components used in its VidPhone(R) system. Several other manufacturers are producing smaller sub-assemblies and components for the Company pursuant to arrangements that the Company enters into on a per-project basis. All products produced by third-party manufacturers are shipped to the Company for final assembly, systems integration and quality assurance testing. The Company plans to retain test and quality assurance functions until all subcontractors can be certified with respect to quality. Any difficulties encountered with third-party manufacturers could result in product defects, production delays, cost overruns or the inability to fulfill orders on a timely basis which could have a material adverse effect on the Company.

GOVERNMENT REGULATION

           The Federal Communications Commission ("FCC") regulates the operation of telecommunications equipment for use in the United States. The VidModem(TM) and VidPhone(R) Switch components of the VidPhone(R) system are required to comply with certain regulations promulgated by the FCC under Parts 2, 15 and 68 of the FCC's regulations, which relate to radio frequency devices and to terminal equipment that is connected to the public, switched telephone network. Pursuant to these FCC regulations, the Company has determined that the VidModem(TM) is an unintentional radiator that constitutes a Class A digital device that may be operated without an individual license. Under FCC regulations, the Company will be required to follow a verification procedure consisting of a self-certification by the Company that the radio frequency device complies with applicable regulations. The Company has already had the VidModem(TM) formally tested by a qualified, independent testing facility, and it was found to comply. Under FCC regulations, the Company has the option of ensuring compliance with the applicable technical specifications at the location of a business end-user after installation. In addition, pursuant to Part 68 of the FCC regulations, the Company will need to obtain equipment registration from the FCC for a certain number of the VidPhone(R) system components (including the VidPhone(R) Switch) that are connected to the public switched telephone network. To date, the Company has not filed an application under Part 68 for equipment registration. The Company has designed its initial line of products to conform to all applicable guidelines and regulations and does not believe that FCC approval requirements will materially delay the manufacture or marketing of the VidPhone(R) system. However, there can be no assurance that the Company's products will actually meet such requirements, or that the Company will be able to obtain and maintain in effect all necessary FCC or other governmental approvals required to permit the Company to market its products as currently contemplated.

EMPLOYEES

           As of December 31, 1997, the Company had 88 employees, all of whom were full-time. The Company also uses the services of technical consultants and subcontractors on an as-needed basis. Each employee and consultant has executed both a confidentiality agreement and an agreement not to compete with the Company for a period of 24 months after performing services for the Company. The Company does not have any employment agreements with its employees, except for Steven A. Rogers, the Company's President and Chief Executive Officer.

ITEM 2.    PROPERTIES

           The Company leases two facilities in Portsmouth, New Hampshire and one facility in Northern Virginia. The

Company is headquartered in New Hampshire in a facility that occupies approximately 25,850 square feet and is the location of the Company's administrative offices, sales and marketing offices, research and development facilities and product demonstration facilities. The Company's equipment assembly and test, customer support, and training facilities are located in a 13,000 square foot production facility in New Hampshire. The Company also maintains a sales office of approximately 5,000 square feet in Chantilly, Virginia, which includes offices for sales and customer support, and demonstration facilities.

ITEM 3.    LEGAL PROCEEDINGS

           At December 31, 1997, the Company is not a party to, and the property of the Company is not subject to, any material legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No matters were submitted to a vote of the Company's security holders during the quarter ended December 31, 1997.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

           On April 3, 1997, the Company completed the initial public offering of its common stock, par value $.01 (the "Common Stock") at an initial public offering price of $5.50 per share. From April 3, 1997 to October 29, 1997, the Common Stock traded on the Nasdaq SmallCap System. Effective October 30, 1997, the Company's Common Stock began trading on the Nasdaq National Market ("Nasdaq") under the symbol OCOM. The following table sets forth, for the periods indicated, the high and low closing bid prices per share of Common Stock as reported on Nasdaq.

                                    High            Low
                                    ----            ---
April 3, 1997 to June 30, 1997     $14.25          $6.00

Third Quarter 1997                 $38.25         $11.125

Fourth Quarter 1997                $36.75         $12.75

           The closing sales price of the Company's Common Stock on March 13, 1998 was $22.25 per share, and there were approximately 103 holders of record of the Company's Common Stock as of that date.

           The Company currently intends to retain future earnings to finance its growth and development and therefore, does not anticipate paying any cash dividends in the foreseeable future. Payment of any future dividends will depend upon the future earnings and capital requirements of the Company and other factors which the Board of Directors considers appropriate.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

OVERVIEW

           Objective Communications designs, develops and markets the first high quality, cost-effective video network system that supports video broadcast, retrieval of stored video and multi-party conferencing to and from a desktop personal computer or conference room over the same wire used by the telephone lines. The Company was incorporated in October 1993. The Company's operations to date have related primarily to organizational activities, including research and development, the development of its initial products, recruiting management and technical personnel, and raising capital.

           In November 1997, the Company shipped its first VidPhone(R) system, fulfilling part of an outstanding purchase order from a reseller. The Company has continued commercial production and installation of the initial VidPhone(R) systems in the first quarter of 1998. These initial systems will support up to 50 simultaneous conferees, and are designed by the Company to be highly reliable and easily maintained. There can be no assurance that the Company will continue production or installation of such systems on its current time schedule.

           In the next year, the Company intends to focus on sales and marketing and continuing product development. Specifically, the Company intends to: (i) continue engineering development on its commercially available VidPhone(R) systems; (ii) hire additional personnel; (iii) negotiate reseller relationships with providers of telephony equipment and services; (iv) continue research and development to enhance current products and develop complementary products; (v) establish direct sales relationships with reference accounts; and (vi) secure further intellectual property protection, including additional patent, trademark and copyright protections. However, there can be no assurance that the Company will achieve these objectives. The Company plans to subcontract all major manufacturing and production activities for the foreseeable future, but to retain test and quality assurance functions until all subcontractors can be certified with respect to quality.

           To date, the Company has not generated substantial revenues from the sale of its products and services. The Company did not earn any revenues during the year ended December 31, 1997. The Company shipped 40 Vidphone video network systems to customers and resellers late in the fourth quarter of 1997. These initial shipments constitute first deployment of the new VidPhone(R) system technology. Installation and acceptance of these systems is expected in the first half of 1998. Accordingly, the Company has deferred revenue recognition until initial customer acceptance can be documented. Historically, a significant portion of the Company's revenues were derived from fees for consulting services. During 1996 and 1995, consulting services accounted for 44.2% and 42.2% of the Company's revenues, respectively. The Company's business strategy is to increase revenues through sales of its products, particularly the VidPhone(R) system. Accordingly, the Company plans to continue to devote substantially all of its efforts to production and sales and support of the VidPhone(R) system. The Company has received and is currently working on a limited number of customer orders and seeks to increase marketing of and channels of distribution for the VidPhone(R) system. There can be no assurance that the Company will be successful in its efforts to market and increase sales of its products, particularly the VidPhone(R) system. The Company's inability to do so, would have a material adverse effect on the Company's business, financial condition and results of operations.

           The Company expects to incur substantial operating expenses in the future to support its product development efforts, expand and enhance significantly its sales and marketing capabilities and organization, expand its technical and management personnel and for other selling, general and administrative expenses.

           From inception through December 31, 1997, the Company had incurred substantial losses from operations, and had an accumulated deficit of approximately $16.7 million. The Company expects to continue to incur operating losses until the Company's products achieve commercial acceptance, which is expected to occur by the end of 1998. This expectation is based on a number of factors, certain of which are beyond the Company's control. Accordingly, there can be no assurance that such expectation will be correct.

           As a result of recurring losses, negative cash flows from operations and the accumulated deficit, the report of Independent Accountants on the Financial Statements of the Company contains an explanatory paragraph related to the Company's ability to continue as a going concern. See Note 1 of Notes to Financial Statements.

RESULTS OF OPERATIONS

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

           Revenues. The Company had no revenues in the year ended December 31, 1997 compared to revenues of

$81,375 in the same period in 1996. The revenues recorded in 1996 were generated from consulting arrangements, not from the Company's primary business. In 1997, the Company devoted all of its resources to the development, production, and sale and delivery of the VidPhone(R) system and related software products.

           Gross Margin. The Company reported no revenues in 1997 and correspondingly had no gross margin to report, as compared to a gross margin of approximately 23.3% of total revenues for 1996.

           Research and Development. Research and development expenses increased by approximately $5,112,000, or 462%, for the year ended December 31, 1997, to approximately $6,219,000 as compared to $1,107,000 for the year ended December 31, 1996. The increase was primarily due to hiring of technical staff and increasing levels of spending in connection with final product design as well as, to a lesser extent, costs incurred in connection with preparing the Company's new production facilities. Research and development expenses include the costs associated with all personnel, materials and contract personnel engaged in research and development for the Company, as well as an allocated portion of overhead expenses, such as rent, telephone, and office supplies.

           The Company intends to continue to expand research and development by hiring additional technical staff and purchasing additional research and development related material. As the Company continues developing, testing, and demonstrating its product line, the Company expects research and development expenses to increase.

           Selling, General, and Administrative Expenses. Selling, general and administrative expenses increased by approximately $3,293,000, or 316%, in the year ended December 31, 1997 to approximately $4,335,000 from approximately $1,042,000 in the same period in 1996. Sales and marketing costs increased in preparation for the introduction of the Company's products to the marketplace. Significant expenses were incurred during 1997 in connection with a multi-city product introduction tour and the addition of sales, marketing, and customer support staff. Legal, accounting, personnel and insurance expenses have increased as a result of the Company's growth, becoming a publicly-traded company and the increased size and complexity of operations.

           Depreciation and Amortization. Depreciation and amortization increased approximately $670,000, or 421%, to $829,000 in the year ended December 31, 1997 from $159,000 in the year ended December 31, 1996. During 1997, the Company charged to amortization expense $209,000 of capitalized debt issuance costs upon the repayment of the debt from the proceeds of the Initial Offering. The remainder of the increase was primarily due to approximately $614,000 in depreciation of fixed assets and approximately $6,000 in amortization of trademarks and patents.

           Interest Expense. The Company incurred approximately $203,000 in net interest expense for the year ended December 31, 1997 compared to approximately $404,000 in net interest expense for the year ended December 31, 1996. Interest income of approximately $272,000 was earned in 1997, principally derived from the invested proceeds of the Company's initial public offering completed in April 1997 (the "Initial Offering") and the follow-on offering completed in November 1997 (the "Follow-on Offering"). Interest expense in 1997 included a write-off of approximately $385,000 of unamortized debt discount representing the fair value of warrants issued to holders of notes issued by the Company in connection with a bridge financing completed in November 1996.

           Net Loss. As a result of the foregoing factors, the net loss increased by approximately $8.9 million, or 330%, to approximately $11.6 million for the year ended December 31, 1997 from approximately $2.7 during the year ended December 31, 1996.

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

           Revenues. Revenues for 1996 decreased by approximately $143,000, or 63.8%, to approximately $81,000, from approximately $225,000 for 1995. Of the Company's revenues in 1996 and 1995, 55.8% and 57.8% respectively, were derived from sales of VidPhone(R) Remote Terminals, which are the VidPhone(R) units with ISDN capabilities. The remainder of the Company's revenues in both periods were derived from consulting services provided by the Company. Revenues declined in 1996 as a result of the completion in 1995 of a single consulting contract which accounted for 90% of total revenues in 1995.

           Gross Margin. The Company's gross margin for 1996 was 23.3% of total revenues, as compared with 38.8% of total revenues for 1995. The Company does not believe that gross margins in the past periods, including

1996 and 1995, are necessarily indicative of gross margin in future periods because such margins do not relate to the revenues and costs of producing and selling the VidPhone(R) system. In the future, the Company intends to focus on sales of its products and, accordingly, may experience significant changes in gross margin in future periods.

           Research and Development. Research and development expenses for 1996 decreased by approximately $125,000, or 10.2%, to $1.1 million from $1.2 million for 1995. The decrease in research and development expenses in 1996 was primarily attributable to the redeployment by the Company of limited engineering resources to support beta units, which is classified as a selling, general and administrative expense rather than a research and development expense.

           Selling, General and Administrative Expenses. Selling, general and administrative expenses for 1996 increased by approximately $228,000, or 28.0%, to approximately $1.0 million, from $814,000 for 1995. Selling, general and administrative expenses consist of sales and marketing expenses, such as advertising expenses associated with customer support, legal, accounting and consulting fees, and an allocated portion of rent, telephone, mail, office supplies and other costs incurred that are associated with the Company's business. The increase in 1996 of selling, general and administrative expenses was primarily due to significantly increased legal fees to support increasingly complex financial operations at the Company, increased consulting fees, including higher expenses related to accounting and technical consultants, and the inclusion in 1996 of expenses related to the employment of key administrative personnel by the Company for a full year compared with partial-year employment in 1995.

           Depreciation and Amortization. Depreciation and amortization for 1996 increased by approximately $98,000, or 163.2%, to approximately $159,000, from approximately $60,000 for 1995. This increase was primarily due to the depreciation associated with the acquisition of substantially new capital assets in 1996, primarily computer equipment, and to a lesser extent, the accelerated write-down of leasehold improvements as a result of the Company's move to new office space.

           Other Operating Expenses. Other operating expenses for 1996 decreased by approximately $12,000, or 87.8% to approximately $1,700, from $14,000 for 1995. Operating expenses in 1995 primarily consisted of late fees and interest costs on trade credit which were classified as an operating expense. The Company did not incur comparable costs in 1996 because of the availability of additional cash as a result of indebtedness incurred by the Company, interest on which is classified as interest expense.

           Interest Expense, Net. Interest expense, net, for 1996 increase by approximately $391,000 to approximately $404,000 from approximately $13,000 in 1995. The increase in interest expense is primarily due to warrant issuance costs associated with notes issued by the Company in connection with a bridge financing completed in November 1996, approximately $322,000 of which is a non-cash expense.

           Net Loss. As a result of the foregoing factors, the Company's net loss for 1996 increased by approximately $648,000, or 31.7%, to approximately $2.7 million from approximately $2.0 million for 1995.

LIQUIDITY AND CAPITAL RESOURCES

           The Company has incurred cumulative losses aggregating approximately $17.1 million from inception through December 31, 1997. The Company expects to incur additional operating losses for the foreseeable future, principally as a result of expenses associated with the Company's product development efforts and anticipated sales, marketing and general and administrative expenses. During the year ended December 31, 1997, the Company satisfied its cash requirements principally from the proceeds of the Initial Offering and the Follow-on Offering in April and October, respectively, and, prior to the Initial Offering, from private sales of equity and debt securities. The Company has primarily used cash to fund research and development, sales, general and administrative expenses, and to build production capacity and inventories in anticipation of additional shipments of the Company's products during 1998.

           At December 31, 1997, the Company had cash of approximately $18.2 million and a working capital surplus of approximately $16.4 million. In the first quarter of 1997, the Company issued 250,000 shares of preferred stock (the "Preferred Stock") and received net proceeds of approximately $1.0 million. All of the shares of preferred stock were automatically converted to Common Stock at the time of the Initial Offering in April 1997. In April 1997, the Company received net proceeds of approximately $9.4 million from the Initial Offering of 2,070,000 shares of Common Stock at $5.50 per share (including proceeds received from the exercise in full of the over-allotment option). Approximately $2.1 million of the gross proceeds were used to repay the notes issued in the bridge financing completed in November 1996 and approximately $600,000 were used to repay related expenses. In November 1997, the Company received net proceeds of approximately $20.9 million for the Follow-on Offering of 1,000,000 shares of Common Stock at $23.125 per share. Approximately $400,000 of the gross proceeds were used for capital expenditures and approximately $2.5 million of the gross proceeds were used for operating activities. The Company utilized a portion of such proceeds for inventory for units shipped as of year end and anticipated shipments in 1998, costs related to research and development in response to customer requirements for functionality and marketing capabilities to support major potential reseller relationships. The Company plans to utilize the remaining proceeds from the Follow-on Offering and cash flows from future sales to fund continued product development, fund working capital and facilitate expansion of the Company's business.


           Net cash used in operating activities for the year ended December 31, 1997 totaled approximately $9.0 million. Net cash used in investing activities year totaled approximately $2.0 million which consisted of spending on capital equipment, primarily for computer and telecommunications related equipment and software. Net cash provided by financing activities for the year totaled approximately $28.6 million, and the Company repaid $2.5 million on notes payable upon the completion of the Initial Offering in April 1997. During 1997, the Company paid approximately $141,000 in principal payments on obligations under capital leases.

           During 1997, the Company incurred $2.0 million in capital expenses, primarily for computer and telephone equipment. Additional spending was incurred in connection with the establishment of its new headquarters and production facilities in New Hampshire. The Company financed the capital spending in part by assuming $348,000 in capital lease obligations.

           The Company anticipates capital expenditures of approximately $4.0 million during 1998, primarily for leasehold improvements, capitalized test equipment and office equipment. The Company does not currently have any other material financial commitments.

           As of December 31, 1997, the Company had cash and cash equivalents of approximately $18.2 million, compared to approximately $623,000 at December 31, 1996. Based on the Company's anticipated level of expenditures and commitments, management anticipates that its current financial resources, together with cash generated by operations, will be sufficient to continue to fund operations through June 1998. Cash flows from operations are not currently expected to be sufficient to fund the Company's operations during 1998, and management anticipates that it will continue to experience negative cash flow from operations for the foreseeable future until its products achieve commercial acceptance, which currently is estimated to occur in late 1998. As reflected in the financial statements of the Company for the year ended December 31, 1997, and the report of the Company's independent auditors thereon, the Company has suffered recurring losses from operations and has a working capital and an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Accordingly, the Company is currently pursuing additional sources of financing, and is considering both debt and equity financing alternatives. The Company has required substantial funding through debt and equity financings since its inception and, historically, has been successful in obtaining debt and equity financing from unaffiliated third parties. The Company has established relationships with investment banking firms, and management anticipates that it will be able to raise additional capital to meet its obligations and fund working capital requirements after June 1998 as such obligations come due. However, the Company does not currently have any commitments for debt or equity financing and accordingly, there can be no assurance that it will be successful in its efforts to secure additional financing on terms acceptable to the Company or at all. See Note 1 of Notes to Financial Statements.



YEAR 2000

           The Company has assessed its current systems and equipment to address the year 2000 issue and believes that its systems and equipment will not require substantial expenditures to update or correct any problems caused by the year 2000 issue.

INFLATION

           The impact of inflation on the Company's business has been insignificant to date, and the Company believes that it will continue to be insignificant for the foreseeable future.

NEW ACCOUNTING PRONOUNCEMENTS

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

ITEM 7.     FINANCIAL STATEMENTS

                                                                     Page
                                                                     ----
            Report of Independent Accountants                         14

            Balance Sheets                                            15

            Statements of Operations                                  16

            Statements of Changes in Stockholders' Equity (Deficit)   17

            Statements of Cash Flows                                  18

            Notes to Financial Statements                             19

                      REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
  Objective Communications, Inc.:

    We have audited the accompanying balance sheets of Objective Communications, Inc. (a development stage enterprise) as of December 31, 1996 and 1997, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997 and for the period October 5, 1993 (date of inception) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Objective Communications, Inc. as of December 31, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 and for the period October 5, 1993 (date of inception) to December 31, 1997, in conformity with generally accepted accounting principles.

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has negative cash flows from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                   Coopers & Lybrand L.L.P.


Boston, Massachusetts
February 20, 1998

                       OBJECTIVE COMMUNICATIONS, INC.
                      (A Development Stage Enterprise)
                               Balance Sheets


                                                              ASSETS
                                                                                              December 31,         December 31,
                                                                                                 1996                1997
                                                                                                 ----                ----
Current assets:
        Cash and cash equivalents                                                            $    623,241        $ 18,199,434
        Accounts receivable, less allowance for doubtful accounts
             of $5,000 in 1996                                                                     84,855                   -
        Inventory                                                                                 366,099           1,700,935
        Other current assets                                                                      178,376             675,289
                                                                                             ------------        ------------

                          Total current assets                                                  1,252,571          20,575,658

        Property and equipment, net                                                               182,072           2,306,048
        Debt issue costs, less accumulated amortization of
             $44,065 and 258,131 in 1996 and 1997, respectively                                   214,066                   -
        Trademarks and patents, less accumulated amortization of
              $5,624 and $11,220 in 1996 and 1997, respectively                                    32,869             108,475
        Other assets                                                                                    -              92,519
                                                                                             ------------        ------------


                                                                                             $  1,681,578        $ 23,082,700
                                                                                             ============        ============

                                          LIABILITIES AND STOCKHOLDERS' EQUITY ( DEFICIT)

Current liabilities:
        Notes payable, net of unamortized debt discounts of
              $586,000 as of December 31, 1996                                               $  1,714,000        $          -
        Notes payable, related parties                                                            199,000                   -
        Accounts payable                                                                          390,438           3,077,723
        Deferred revenue                                                                                -             133,180
        Accrued liabilities                                                                       263,376             752,018
        Obligations under capital lease, current portion                                           15,543             190,454
                                                                                             ------------        ------------

                          Total current liabilities                                             2,582,357           4,153,375
Obligations under capital lease                                                                    25,610              57,196

COMMITMENTS (Note 5)


Redeemable Series A Convertible Preferred Stock, par value
        $.01, 500,000 shares authorized;   250,000, and 0 shares
        issued and outstanding at December 31, 1996 and 1997, respectively.                       848,440                   -

Stockholders' equity (deficit):

Preferred Stock, par value $.01, 2,500,000 shares authorized;
        none issued and outstanding at December 31, 1996 and 1997


Common stock, par value $.01, 10,000,000 shares authorized;
        1,896,577 and 5,676,850 issued and outstanding at December 31, 1996
        and 1997, respectively                                                                     18,966              56,769

Additional paid-in capital                                                                      3,371,115          35,960,466

Deficit accumulated during development stage                                                   (5,164,910)        (17,145,106)
                                                                                             ------------        ------------
                          Total stockholders' equity (deficit)                                 (1,774,829)         18,872,129
                                                                                             ------------        ------------


                                                                                             $  1,681,578        $ 23,082,700
                                                                                             ============        ============



  The accompanying notes are an integral part of these financial statements.

                       OBJECTIVE COMMUNICATIONS, INC.
                      (A Development Stage Enterprise)
                          Statements of Operations


                                                                                                                 FOR THE PERIOD
                                                                                                                OCTOBER 5, 1993
                                                                    FOR THE YEARS ENDED DECEMBER 31,         (DATE OF INCEPTION) TO
                                                              1995             1996               1997         DECEMBER 31, 1997
                                                           ------------     ------------     ------------      -----------------
Operating revenues:
    Merchandise revenue                                    $    129,861     $     45,440     $          -        $    175,301
    Service revenue                                              94,817           35,935                -             320,359
                                                           ------------     ------------     ------------        ------------
           Total revenues                                       224,678           81,375                -             495,660
                                                           ------------     ------------     ------------        ------------

Operating expenses:
    Cost of merchandise                                         124,730           44,579                -             169,309
    Cost of services                                             12,684           17,774                -              80,066
    Research and development                                  1,232,046        1,106,901        6,218,637           8,723,390
    Selling, general and administrative                         813,853        1,041,840        4,334,754           6,588,625
    Depreciation and amortization                                60,298          158,714          829,462           1,052,236
    Other                                                        14,031            1,713                -              15,997
                                                           ------------     ------------     ------------        ------------

           Total operating expenses                           2,257,642        2,371,521       11,382,853          16,629,623
                                                           ------------     ------------     ------------        ------------

Loss from operations                                         (2,032,964)      (2,290,146)     (11,382,853)        (16,133,963)
Interest (income) expense, net                                   13,152          404,290          203,441             604,246
                                                           ------------     ------------     ------------        ------------

Net loss                                                   $ (2,046,116)    $ (2,694,436)    $(11,586,294)       $(16,738,209)
                                                           ------------     ------------     ------------        ------------

Net loss per common share, basic                           $      (0.59)    $      (0.75)    $      (2.84)
                                                           ============     ============     ============

Shares outstanding -- basic                                   3,461,659        3,607,634        4,076,149
                                                           ============     ============     ============

  The accompanying notes are an integral part of these financial statements.

                         Objective Communications, Inc.
                        (A Development Stage Enterprise)
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
   for the period October 5, 1993 (date of inception) to December 31, 1997



                                                                                                 Deficit
                                                                                               accumulated
                                                                                Additional        during
                                                                Common           paid-in       development
                                                  Shares         Stock           capital          stage             Total
                                               ------------   ------------     ------------    ------------      ------------
Balance, October 5, 1993                                500   $          5     $        995    $          -      $      1,000
Net loss                                                  -              -                -          (4,521)           (4,521)
                                               ------------   ------------     ------------    ------------      ------------
Balance, December 31, 1993                              500              5              995          (4,521)           (3,521)
Stock dividend                                    1,299,500         12,995                -         (12,995)                -
Issuance of common stock at $2/share                171,000          1,710          340,290               -           342,000
Issuance of common stock at $2/share
   (Issued in exchange for services)                 16,666            167           33,167               -            33,334
Issuance of common stock at $6/share                 45,000            450          269,550               -           270,000
Expenses associated with issuance of
   common stock                                           -              -          (47,418)              -           (47,418)
Issuance of common stock at
   $2.68/share (Issued in exchange for
   services)                                          8,375             84           22,416               -            22,500
Net loss                                                  -              -                -        (406,842)         (406,842)
                                               ------------   ------------     ------------    ------------      ------------
Balance, December 31, 1994                        1,541,041         15,411          619,000        (424,358)          210,053
Issuance of common stock at $6/share                111,666          1,117          668,883                           670,000
Expenses associated with issuance of
   common stock                                                                     (81,389)                          (81,389)
Notes payable converted to common
   stock at $6/share                                 58,704            587          351,636                           352,223
Net loss                                                                                         (2,046,116)       (2,046,116)
                                               ------------   ------------     ------------    ------------      ------------
Balance, December 31, 1995                        1,711,411         17,115        1,558,130      (2,470,474)         (895,229)
Exercise of common stock options
   at $2/share                                       10,000            100           19,900                            20,000
Issuance of common stock at $6/share                175,166          1,751        1,052,232                         1,053,983
Expenses associated with issuance
   of common stock                                                                 (166,936)                         (166,936)
Interest expense incurred for issuance
   of warrants                                                                      907,789                           907,789
Net loss                                                                                         (2,694,436)       (2,694,436)
                                               ------------   ------------     ------------    ------------      ------------
Balance, December 31, 1996                        1,896,577         18,966        3,371,115      (5,164,910)       (1,774,829)
Issuance of common stock pursuant                         -
   to warrant exchange agreement                    165,267          1,653          659,415        (320,902)          340,166
Reversal of interest expense upon
   surrender of Bridge Warrants                                                   (201,000)                          (201,000)
Shares issued in connection with initial
   public offering, net of expenses               2,070,000         20,700        9,331,379               -         9,352,079
Conversion of Redeemable Series A
   Convertible Preferred Stock to
   Common Stock                                     500,000          5,000        1,805,643                         1,810,643
Exercise of warrants                                 45,006            450           29,550                            30,000
Shares issued in connection with
   secondary public offering,
   net of expenses                                1,000,000         10,000       20,891,364                        20,901,364
Interest expense incurred for
   issuance of warrants                                                              73,000         (73,000)                -
Net Loss                                                                                        (11,586,294)      (11,586,294)
                                               ------------   ------------     ------------    ------------      ------------

Balance, December 31, 1997                        5,676,850   $     56,769     $ 35,960,466    $(17,145,106)     $ 18,872,129
                                               ============   ============     ============    ============      ============


    The accompanying notes are an integral part of these financial statements

                        OBJECTIVE COMMUNICATIONS, INC.
                       (A Development Stage Enterprise)
                           Statements of Cash Flows


                                                                                                                 For the period
                                                                                                                October 5, 1993
                                                                       For the Years ended December 31,      (date of inception) to
                                                                                                                   December 31,
                                                                     1995             1996            1997             1997
                                                                     ----             ----            ----      -----------------
Cash flows from operating activities:
  Net loss                                                        $ (2,046,116)   $ (2,694,436)    $(11,586,294)   $(16,738,209)
  Adjustments to reconcile net loss to net cash
       used in operating activities:
  Depreciation                                                          60,298         109,025          614,467         787,552
  Amortization                                                               -          49,689          214,995         264,684
  Interest expense related to issuance of warrants                           -         321,789          385,000         706,789
  Non-cash compensation expense                                              -               -          340,166         340,166
  Stock issued in exchange for services rendered                             -               -                -          55,834

  Changes in operating assets and liabilities:
    Accounts receivable                                                (11,397)        (19,385)          84,855               -
    Other current assets                                                  (746)       (166,792)        (496,913)       (675,289)
    Inventory                                                          (30,994)       (335,105)      (1,689,140)     (1,700,935)
    Other assets                                                             -               -          (87,852)        (87,852)
    Trademarks and patents                                             (12,898)        (19,595)         (81,202)       (119,695)
    Accounts payable                                                   520,681        (324,937)       2,687,285       3,077,723
    Deferred revenues                                                        -               -          133,180         133,180
    Accrued liabilities                                                 76,085         163,038          488,642         752,018
                                                                  ------------    ------------     ------------    ------------

               Net cash used in operating activities                (1,445,087)     (2,916,709)      (8,992,811)    (13,204,034)
                                                                  ------------    ------------     ------------    ------------
Cash flows from investing activities:
  Purchase of property and equipment                                  (166,296)       (116,892)      (2,036,190)     (2,692,493)
                                                                  ------------    ------------     ------------    ------------

               Net cash used in investing activities                  (166,296)       (116,892)      (2,036,190)     (2,692,493)
                                                                  ------------    ------------     ------------    ------------

Cash flows from financing activities:
  Net proceeds from the issuance of Series A Preferred Stock                 -         848,440          962,203       1,810,643
  Net proceeds from the issuance of common stock                       588,611         907,047       30,283,443      32,344,683
  Net proceeds from the issuance of notes payable                      250,000       2,300,000                -       2,550,000
  Repayments of notes payable                                                -        (250,000)      (2,300,000)     (2,550,000)
  Proceeds from the issuance of notes payable to
       related parties                                                 546,223         170,000                -         716,223
  Repayments of notes payable to related parties                       (30,000)       (135,000)        (199,000)       (364,000)
  Debt issue costs                                                           -        (258,131)               -        (258,131)
  Principal payments on capital leases                                       -         (12,005)        (141,452)       (153,457)
                                                                  ------------    ------------     ------------    ------------

               Net cash provided by financing activities             1,354,834       3,570,351       28,605,194      34,095,961
                                                                  ------------    ------------     ------------    ------------

Net increase (decrease) in cash and cash equivalents                  (256,549)        536,750       17,576,193      18,199,434

Cash and cash equivalents, at beginning of year                        343,040          86,491          623,241               -
                                                                  ------------    ------------     ------------    ------------

Cash and cash equivalents, at end of year                         $     86,491    $    623,241     $ 18,199,434    $ 18,199,434
                                                                  ============    ============     ============    ============

Supplemental disclosure of cash flow information:
   Interest paid                                                  $     13,138    $     57,628     $    115,739    $    186,505

Supplemental disclosure of non-cash investing and
   financing activities:
       Conversion of notes payable-related parties
         and accrued interest into common stock                   $    352,223               -                -    $    352,223
       Capital lease obligations                                             -    $     53,158     $    347,950    $    401,108
       Reclassification of inventory to fixed assets                         -               -     $    354,304    $    354,304



  The accompanying notes are an integral part of these financial statements.

                        OBJECTIVE COMMUNICATIONS, INC.
                       (A Development Stage Enterprise)
                        Notes to Financial Statements


1.       NATURE OF BUSINESS

         Objective Communications, Inc. (the "Company") was formed and incorporated in the State of Delaware on October 5, 1993 to design, develop and market a proprietary video network system that provides high quality video and stereo audio transmission capabilities for video conferencing, data and file sharing, full-motion broadcasting and retrieval of stored data directly to and from desktop personal computers and conference rooms.

         The Company has suffered recurring losses from operations, has recurring negative cash flow from operations and an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. The Financial Statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has required substantial funding through debt and equity financings since its inception to complete its development plans and commence full scale operations. The Company successfully completed a Follow-on Offering resulting in net proceeds of approximately $20.9 million in November 1997. Since that time, the Company has utilized, as planned, a significant portion of such proceeds for capital expenditures, inventory for units shipped as of year end and anticipated shipments in 1998, costs related to research and development in response to customer requirements for functionality and marketing capabilities to support major potential reseller relationships. The Company plans to utilize the remaining proceeds from the Follow-on Offering and cash flows from future sales to fund continued product development, fund working capital and facilitate expansion of the Company's business. Based on the Company's anticipated level of expenditures and commitments, management anticipates that its current financial resources, together with cash generated by operations, will be sufficient to continue to fund operations through June 1998. Cash flows from operations are not currently expected to be sufficient to fund the Company's operations during 1998, and management anticipates that it will continue to experience negative cash flow from operations for the foreseeable future until its products achieve commercial acceptance, which currently is expected to occur in late 1998. The Company has established relationships with investment banking firms, and management anticipates that it will be able to raise additional capital to meet its obligations and fund working capital requirements after June 1998 as such obligations come due. However, the Company does not currently have any commitments for debt or equity financing, and accordingly, there can be no assurance that it will be successful in its efforts to secure additional financing on terms acceptable to the Company or at all.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING

         The Company's principal activities to date have been planning and organization, initiating research and development projects, conducting market research and securing adequate financing for the development of its products. Accordingly, the Company's financial statements are presented as those of a development stage enterprise, as prescribed by Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises."

CASH AND CASH EQUIVALENTS

         Cash and cash equivalents consist of cash and investments with original maturities of three months or less.

REVENUE RECOGNITION

         The Company's merchandise revenue, consisting principally of sales of the Company's video conferencing products, is recognized upon delivery and acceptance by customers. Service revenue, consisting principally of consulting services, is recognized over the time period to which it relates.

RESEARCH AND DEVELOPMENT AND SOFTWARE DEVELOPMENT COSTS

         Software development costs are included in research and development and are expensed as incurred. SFAS No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed" requires the capitalization of certain software development costs once technological feasibility is established. Capitalization ceases when the products are available for general release to customers, at which time amortization of the capitalized costs begins on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected product revenues, whichever is greater. To date, the period between achieving

                        OBJECTIVE COMMUNICATIONS, INC.
                       (A Development Stage Enterprise)
                        Notes to Financial Statements


technological feasibility and the general availability of such software has been short, and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs.

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income. The Company uses accelerated methods of depreciation for book and for tax purposes. The annual provisions for depreciation have been computed principally in accordance with the following ranges of asset lives: computer and lab equipment, 3 to 5 years; capitalized software, 3 years; furniture and fixtures, 5 years; and leasehold improvements over the lesser of 7 years or the term of the lease relating to the improved asset. Assets held under the construction in progress caption are not depreciated until the asset is completed and placed in service.

INVENTORY

         Inventory, consisting principally of hardware for the Company's video conferencing products, is valued at the lower of cost or market, with cost being determined using the FIFO ("first-in, first-out") method of accounting.

CONCENTRATION OF CREDIT RISK

         Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company's cash and cash equivalents are held with a U.S. commercial bank. The Company has not experienced any losses related to its cash and cash equivalents. The Company generally grants uncollateralized credit terms to its customers and has not experienced any credit related losses.

INCOME TAXES

         Deferred income taxes are recognized for the tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the current tax provision for the period plus the change during the period in deferred tax assets and liabilities.

NET LOSS PER COMMON SHARE

         The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," which modifies the calculation of earnings (loss) per share. Net loss per common share is based on the weighted average number of common shares and dilutive common share equivalents outstanding during the periods presented. Basic earnings (loss) per share are calculated by dividing net income (loss) by the weighted average shares outstanding. Diluted earnings
(loss) per share reflect the dilutive effect of stock options and warrants and are presented only if the effect is not anti-dilutive.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying value of cash and cash equivalents, accounts receivable and notes payable approximate fair value because of the relatively short maturity of these instruments.

                        OBJECTIVE COMMUNICATIONS, INC.
                       (A Development Stage Enterprise)
                        Notes to Financial Statements


STOCK-BASED COMPENSATION

         In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 is effective beginning with the year ending December 31, 1996. SFAS No. 123 permits companies to account for stock based compensation based on the provisions prescribed in SFAS No. 123 or based on the authoritative guidance in Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." The Company has elected to continue to account for its stock based compensation in accordance with APB 25; however, as required by SFAS No. 123, the Company has disclosed the pro forma impact on the financial statements assuming the measurement provisions of SFAS No. 123 had been adopted (see Note
8).

RECLASSIFICATIONS

         Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.


3.         INVENTORIES

           Inventories consist of the following at:

                                                          December 31,
                                                   --------------------------

                                                       1996           1997
                                                   -----------    -----------
         Raw materials                             $   366,099    $   901,548
         Work in process                                     -         24,272
         Finished goods                                      -        775,115
                                                   -----------    -----------
                                                   $   366,099    $ 1,700,935
                                                   ===========    ===========


4.         PROPERTY AND EQUIPMENT

         Property and equipment consist of the following at:

                                                           December 31,
                                                     ------------------------

                                                        1996          1997
                                                     ---------     ----------
         Computer and laboratory equipment            $309,716     $2,070,415
         Computer  software                              6,699        220,711
         Leasehold improvements                         11,925        174,697
         Furniture and fixtures                         26,817        348,025
         Construction in Progress                            -        279,754
                                                     ---------     ----------
                                                       355,157      3,093,602
         Accumulated depreciation                    (173,085)      (787,554)
                                                     ---------     ----------
                                                      $182,072     $2,306,048
                                                     =========     ==========

                        OBJECTIVE COMMUNICATIONS, INC.
                       (A Development Stage Enterprise)
                        Notes to Financial Statements


5.         COMMITMENTS

           The Company leases office space and manufacturing space and miscellaneous office and testing equipment under various operating and capital leases. Commitments for minimum rentals under non-cancelable leases at December 31, 1997 are as follows:


                                                          Capital Leases    Operating Leases
                                                          --------------    ----------------
         1998                                                  $ 207,294            $ 75,919
         1999                                                     62,351              75,139
         2000                                                      1,810              75,139
         2001                                                          -              36,477
         2002                                                          -               4,833
         Thereafter                                                    -                   -
                                                                       -                   -
                                                               ---------            --------
         Total minimum lease payments                            271,455            $267,507
                                                                                    ========
         Less amount representing interest                        23,805
                                                                  ------

         Present value of net minimum lease payments           $ 247,650
                                                               =========


Property, plant, and equipment at year-end include the following amounts for capitalized leases:

                                                                    1996                1997
                                                                    ----                ----
         Computer and laboratory equipment                     $  53,158           $ 275,608
         Furniture and fixtures                                        -             273,320
                                                               ---------           ---------
                                                                  53,158             548,928
         Less allowances for depreciation                       (13,289)            (78,752)
                                                               ---------           ---------
                                                                 $39,869           $ 470,176
                                                               =========           =========

Rent payments made in 1995, 1996, and 1997 were $351,000, $228,000, and
$293,000.


6.         INCOME TAXES

           At December 31, 1997, the Company has available net operating loss carryforwards for federal and state tax purposes of approximately $ 16,448,000 and $ 5,633,000, respectively. The federal and state net operating losses begin to expire in 2009 and 1999, respectively. The remaining deferred tax assets relate principally to accrued expenses, reserves and depreciation and amount to approximately $ 847,000. As of December 31, 1997, a valuation allowance of $ 6,145,000 has been recorded against total deferred tax assets, due to the uncertainty surrounding their realization.

           The components of the Company's net deferred tax position and the tax effects of temporary differences giving rise to the Company's deferred tax assets (liabilities) as of December 31, 1996 and 1997 are as follows:

                                                       1996            1997
                                                    ----------      ----------
         Net operating loss carryforwards           $1,769,000      $5,817,000
         Accrued liabilities                            28,000         116,000
         Reserves                                            0          68,000
         Depreciation and amortization                 (24,000)        144,000
         Valuation allowance                        (1,773,000)     (6,145,000)
                                                    ----------      ----------
         Total deferred tax asset                            0               0
                                                    ==========      ==========

           Ownership changes, as defined in Internal Revenue Code Section 382, may have limited the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income. Subsequent ownership changes could further affect the limitation in future years.

                        OBJECTIVE COMMUNICATIONS, INC.
                       (A Development Stage Enterprise)
                        Notes to Financial Statements


7.         NOTES PAYABLE

           During 1995 and 1996, the Company borrowed $224,000 and $170,000, respectively, from various stockholders of the Company. The loans accrue interest at 7% per annum and are payable, along with all accrued interest, upon demand. In connection with the loans made in 1995, the Company issued warrants to purchase common stock equal to the principal balance of the loans divided by $6.00 per share, for an aggregate of 37,333 warrants. The exercise price of these warrants is $8.00 per share. In June 1995, one of the lenders converted a $30,000 loan plus accrued interest into 5,009 shares of common stock.

           Additionally, during 1995, the Company borrowed an aggregate of $320,000 from a financial advisory firm hired to assist the Company in raising equity. This amount as well as $2,166 in accrued interest were converted to common stock during 1995 (see Note 8).

           In November 1995, the Company received a letter of intent from a potential investor pursuant to which the potential investor agreed to pay $250,000 to the Company as an initial installment of a larger investment which would be finalized in early 1996. The letter of intent provided that in the event that a final agreement was not reached within a specified period of time, the letter of intent could be canceled by the Company or the potential investor and the $250,000 investment would be converted to a note payable, with interest accruing at 6% per annum, payable 90 days from the date of such cancellation. The letter of intent was canceled by the investor in June 1996, and the Company repaid the $250,000 note, together with $5,548 in accrued interest at 6%.

           In August 1996, the Company borrowed $300,000 from an investment company. The loan bears interest at the NationsBank prime rate plus 1.5% per annum, adjusted quarterly beginning September 30, 1996. Interest is payable semi-annually in arrears on the last day of January and August of each year, commencing January 31, 1997. The full balance of this note is due and payable on the earlier of: (1) August 14, 1997, or (2) the closing date of an initial public offering of securities of the Company. In consideration for this loan, the Company issued to the lender warrants to purchase 33,750 shares of the Company's common stock at an initial exercise price of $8.90 per share. Each time the Company declares a stock split or dividend, sells previously unissued shares, or issued additional options, warrants or rights to purchase shares of the Company's common stock, the Company applies a formula, pursuant to the terms of the warrant, to determine if the number of warrants and the

                        OBJECTIVE COMMUNICATIONS, INC.
                       (A Development Stage Enterprise)
                        Notes to Financial Statements


exercise price thereof must be adjusted. As of December 31, 1996, the number of shares subject to the warrant pursuant to the loan agreement are 42,755 at an exercise price of $7.03.

           In November 1996, the underwriter of the Company's proposed IPO placed $2,000,000 in bridge notes of the Company to provide the Company with operating capital until the time of the expected closing of the IPO. The bridge notes are collateralized by substantially all of the assets of the Company. The bridge notes are due and payable upon the earliest of the closing of the IPO, twelve months from the date of issuance, or the closing of a series of sales of securities of the Company with aggregate gross proceeds of at lease $2,000,000, and the notes bear interest at the rate of 10% per annum, due and payable quarterly, beginning January 1, 1997. The notes were issued to a total of 38 investors, in three tranches: (1) $1,025,000 as of October 18, 1996, (2) $400,000 as of November 8, 1996, and (3) $575,000 as of November 22, 1996. The
individual note holders were also issued warrants to purchase an aggregate of 500,000 shares of the Company's common stock at an exercise price of $3.30 per share. As a fee for this transaction, the underwriter received $200,000 and warrants to purchase 50,000 shares common stock at an exercise price of $3.30 per share. These fee warrants will be forfeited upon the completion of the Company's initial public offering. Based on an analysis utilizing the Black-Scholes option-pricing model giving consideration to the features of the warrants and the external economic environment provided by an independent valuation firm, the Company estimated that the fair value of the warrants issued in connection with these debt financings was approximately $782,000. This aggregate amount has been recorded as a discount against the related notes payable and an increase to additional paid-in-capital. The discount against the related notes payable is being amortized to interest expense over the terms of the related notes. As of December 31, 1996, approximately $196,000 had been amortized to interest expense. The effective interest rate of the bridge notes is 43.3% per annum based on the 10% stated interest rate pursuant to the bridge notes and the fair value of the 500,000 warrants that were originally issued in connection with the notes.

           All notes payable were repaid in full concurrent with the receipt of the proceeds of the Company's Initial Offering in April 1997. Of the $586,000 unamortized discount recorded as at December 31, 1996, $385,000 was charged to interest expense. The remaining $201,000 of the unamortized discount was charged against equity as the warrant holder to whom the Bridge Warrants had been granted returned a portion thereof.

                        OBJECTIVE COMMUNICATIONS, INC.
                       (A Development Stage Enterprise)
                        Notes to Financial Statements



8.         CAPITAL STOCK TRANSACTIONS

COMMON STOCK

           The Company was initially capitalized in the amount of $1,000 by the issuance of 500 shares of common stock, par value $.01. On June 28, 1994, the Company filed a Certificate of Amendment of Certificate of Incorporation increasing the authorized shares to 10,000,000.

           On June 28, 1994, the Company issued a stock dividend of 1,299,500 shares to the Company's sole stockholder and President and Chief Executive Officer, Mr. Steven A. Rogers.

           On August 3, 1994, the Company sold 187,666 shares of common stock for $2.00 per share. Of the shares issued, 171,000 shares were sold for cash and 16,666 were issued in exchange for services rendered. On December 31, 1994, the Company sold an additional 45,000 shares of common stock for $6.00 per share.

                        OBJECTIVE COMMUNICATIONS, INC.
                       (A Development Stage Enterprise)
                        Notes to Financial Statements




           On December 31, 1994, the Company issued 8,375 shares in fulfillment of an obligation of $22,500 for services rendered in connection with the previous stock offerings.

           In December 1994, the Company entered into an agreement with a financial advisory firm to assist in raising a minimum of $600,000 in equity for the Company. In return, the Company was required to issue warrants to the financial advisor to purchase shares of the Company's common stock equal to 10% of the number of shares of common stock sold by the financial advisor to investors and 10% of the number of warrants issued to investors. The exercise price for these warrants is 110% of the common stock issue price or warrant exercise price.

           Pursuant to this agreement, the Company sold 111,667 shares of common stock for $6.00 per share during June 1995. Each share of common stock sold entitled the investor to a warrant to purchase an additional share of the Company's common stock, at an exercise price of $8.00 per share. Further, the Company converted $30,057 in notes payable and accrued interest into 5,009 shares of common stock. Additionally, the Company converted $202,166 in outstanding notes payable and accrued interest to the financial advisory firm into 33,694 shares of common stock. Each share of common stock issued in the conversion was accompanied by a warrant to purchase one share of common stock, at an exercise price of $8.00 per share. The Company also converted an additional $120,000 loan from the financial advisory firm into 20,000 shares of common stock, subject to the warrant provision described above. In connection with this transaction, holders of the converted notes were also issued an aggregate of warrants to purchase 85,666 shares of common stock at an exercise price of $8.00 per share.

           Pursuant to its 1995 agreement with the financial advisory firm, during June 1996, the Company sold 175,166 shares of common stock for $6.00 per share. Each share of common stock sold entitled the investor to a warrant to purchase an additional share of the Company's common stock at an exercise price of $8.00 per share. In connection with the provisions of the agreement, the president of the financial advisory firm received 34,553 warrants at an exercise price of $6.60 per share and 34,553 warrants at an exercise price of $8.80 per share in consideration of the services performed to assist the Company in obtaining equity financing. Additionally, the Company issued to certain lenders as an inducement to make loans to the Company, warrants to purchase 16,666 shares of common stock at $8.00 per share.

                        OBJECTIVE COMMUNICATIONS, INC.
                       (A Development Stage Enterprise)
                        Notes to Financial Statements


           A summary of the number of shares of common stock subject to purchase under all warrant agreements and the related exercise prices as of December 31, 1997 is as follows:

         NUMBER OF SHARES   EXERCISE PRICE
         ----------------   --------------
                  429,207      $ 4.00
                  350,000        3.30
                   15,000        8.00
                  -------
                  794,207
                  =======

           During January 1997, the Company executed a warrant exchange agreement (the "Exchange Agreement") with investors who purchased shares of common stock and received warrants through the financial advisory firm during 1995 and 1996. The purpose of the warrant exchange was to induce such investors to enter into lock-up arrangements with the Underwriter and into agreements consolidating such investors' registration rights with those granted by the Company to other investors, and to provide those investors with the opportunity to invest in the Company upon terms and conditions that more closely reflect the terms and conditions upon which the other investors invested in the Company during a comparable time period. Under the Exchange Agreement, each such investor was given the opportunity to exchange existing warrants to purchase 5,000 shares of common stock at an exercise price of $8.00 per share for new warrants to purchase 2,500 shares of common stock an exercise price of $4.00 per share and an additional 2,500 newly issued shares of common stock. In addition, in the original offering, certain investors purchased shares of common stock from Mr. Steven A. Rogers at a purchase price of $2.00 per share at a time during which other investors were purchasing shares of common stock from the Company at $6.00 per share. As part of the warrant exchange, such investors also were required to pay Mr. Rogers $2.00 per share of common stock purchased from him in the original offering, so as to cause such transactions to be consummated upon terms and conditions more closely reflecting market conditions. Mr. Rogers received an aggregate of $340,166 in the warrant exchange transaction. As a result of the Exchange Agreement, the Company issued an aggregate of 165,267 shares of common stock. Of the fair market value of such shares, the Company will reflect a non-cash compensation expense of $340,166, and the remaining $320,902 will be a direct charge to equity as a cost of equity financing. Additionally, an aggregate of 345,536 warrants with an exercise price of $8.00 per share were exchanged for 165,269 warrants with an exercise price of $4.00 per share and 15,000 warrants with an exercise price of $8.00 per share. Further, in connection with the Warrant Agreement, the Company also exchanged warrants held by the president of the financial advisory firm to purchase 34,553 warrants to purchase shares of common stock at an exercise price of $6.60 per share, and 34,553 warrants to purchase shares of common stock at an exercise price of $8.80 per share, for an aggregate of 69,106 warrants to purchase shares of common stock at an exercise price of $4.00 per share. Additionally, the Company exchanged warrants originally issued to other investors as an inducement to loan funds to the Company, representing the right to purchase an aggregate of 102,332 shares at an exercise price of $8.00 per share for warrants to purchase 102,332 shares of common stock at an exercise price of $4.00 per share (see Note 5). The Company did not receive any additional cash proceeds as a result of the Exchange Agreement.

      During April 1997, the Company issued 2,070,000 shares of common stock, par value $.01 for approximately $9.5 million in proceeds, net of underwriting discounts and commissions and certain other expenses of the offering of $1.9 million. The issuance of these shares was pursuant to an initial public offering at a price of $5.50 per share. The net proceeds of the initial public offering were used primarily to repay certain outstanding notes payable and to fund the continued research and development and the working capital deficiencies of the Company. In connection with the initial public offering, all of the issued and outstanding shares of Redeemable Series A Convertible Preferred Stock were converted into common stock on a one-for-one basis.

           In April 1997, in connection with the initial public offering, certain holders of Bridge Warrants surrendered such warrants to acquire an aggregate of 150,000 shares of common stock with a fair value of $1.34 per warrant, resulting in a decrease due to reversal of interest expense upon surrender of Bridge Warrants of $201,000 in stockholders' equity. The surrender and cancellation of such warrants did not have any other effect on the Bridge Financing, nor did the Company pay any consideration in connection with such surrender.

           On November 5, 1997, the Company completed the offering and sale of 1,000,000 shares of the Company's common stock at a public offering price of $23.125 per share, resulting in net proceeds to the Company of approximately $20.9 million (net of underwriting discounts and commissions and other expenses of the offering).

STOCK OPTIONS

           On August 3, 1994, the Company granted certain outside directors of the Company options to purchase 200,000 shares of common stock. These options vest on the anniversary of the option grant date in accordance with a five year vesting schedule, 20% each year. The exercise price is $2.00 per share, which was in excess of the fair value of the stock on the date of the grant, as determined by the Board of Directors. As of December 31, 1997, 10,000 of these options had been exercised and 110,000 of these options were exercisable. The right to exercise these options terminates ten years from the grant date.

           In October 1994, the Board of Directors adopted the 1994 Stock Option Plan (the "1994 Plan") pursuant to which 343,000 shares of common stock are reserved for issuance. These options vest on the anniversary of the option grant date in accordance with a vesting schedule ranging from two to five years. The options granted under this plan are granted at an exercise price per share equal to the fair value per share of the Company's common stock on the date of grant. As of December 31, 1997, 108,600 of these options had been exercised and none of these options were exercisable. The right to exercise these options terminates ten years from the grant date.

           In January 1997, the Board of Directors adopted the 1996 Stock Option Plan (the "1996 Plan") pursuant to which 450,000 shares of common stock are reserved for issuance. These options vest on the anniversary of the option grant date in accordance with a vesting schedule ranging from three to five years. The options granted under this plan are granted at an exercise price per share equal to the fair value per share of the Company's common stock on the date of grant. As of December 31, 1997, none of these options had been exercised and none of these options were exercisable. The right to exercise these options ranges from five to ten years from the grant date.

           In December 1997, the Company granted to an investment banking firm options to purchase 125,000 shares of common stock at an exercise price of $13.81 per share, which was the fair value of the stock on the date of the grant. Since this grant is for future services to be provided, the related compensation expense, in accordance with SFAS No. 123, will be recorded over two years, the expected term of services. In 1997, the compensation expense was $20,355 with $563,688 in 1998 and $543,332 in 1999.


           Stock option activity is summarized as follows:

                                                  Number of            Price
                                                     Shares            Range
                                                     ------            -----
1995

Granted                                             232,500            $4.00
Forfeited                                              --               --
Exercised                                              --               --
Outstanding at December 31, 1995                    432,500      $2.00-$4.00
Exercisable at December 31, 1995                     40,000            $2.00
Available for grant at December 31, 1995            110,500

1996

Granted                                             138,000            $4.00
Forfeited                                          (27,500)            $4.00
Exercised                                            10,000            $2.00
Outstanding at December 31, 1996                    533,000      $2.00-$4.00
Exercisable at December 31, 1996                    111,000      $2.00-$4.00
Available for grant at December 31, 1996                  0

1997

Granted                                             487,550    $6.125-$23.00
Forfeited                                           (4,000)    $6.625-$17.75
Exercised                                              --               --
Outstanding at December 31, 1997                  1,011,550     $2.00-$23.00
Exercisable at December 31, 1997                    218,600     $2.00-$4.00
Available for grant at December 31, 1997             91,450

  The following table summarizes information about stock options outstanding at
December 31, 1997:
                       Options Outstanding                                Options Exercisable

                                   Weighted-Avg.
                          Number       Remaining                            Number
       Range of      Outstanding     Contractual    Weighted-Avg.      Exercisable    Weighted-Avg.
Exercise Prices   As of 12/31/97    Life (years)   Exercise Price   As of 12/31/97   Exercise Price
---------------   --------------    ------------   --------------   --------------   --------------
          $2.00          190,000       6.6                  $2.00          110,000            $2.00
          $4.00          338,000       7.9                  $4.00          108,600            $4.00
 $6.125-$12.125          271,600       4.3                  $6.89                -                -
 $13.813-$23.00          211,950       4.9                 $17.50                -                -
                      ----------                                        ----------
                       1,011,550                                           218,600
                      ==========                                        ==========

                        OBJECTIVE COMMUNICATIONS, INC.
                       (A Development Stage Enterprise)
                        Notes to Financial Statements


           All stock options granted by the Company from its inception through December 31, 1997 were granted with an exercise price per share equal to the fair value per share of the Company's common stock on the date of grant. In December of 1996, the Company repriced the exercise price of all options previously granted to $4.00 per share, to reflect an exercise price consistent with the price per share paid by outside investors of the Series A Preferred Stock issued in December of 1996 and January of 1997 (see Note 9). The Company accounts for the fair value of its options granted to employees and directors in accordance with APB 25. Accordingly, no compensation expense has been recognized for the options granted, since the exercise price of the options has been in excess of the fair value of the options on the date of grant, as determined by the Board of Directors. Had compensation expense been determined based on the fair value of the options at the grant dates consistent with the method of accounting under SFAS 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

          Net loss:                           1996              1997
                                              ----              ----
                As Reported              $  (2,694,436)    $  (11,586,294)
                Pro forma                $  (2,895,916)    $  (11,915,198)

         Net loss per common share:           1996              1997
                                              ----              ----
               As Reported, basic        $   (0.75)        $   (2.84)
               Pro forma, basic          $   (0.80)        $   (2.92)

           The fair value of each option granted in 1996 and 1997 was estimated on the date of grant using a type of Black-Scholes option-pricing model. The model used the following weighted-average assumptions used for grants during the year ended December 31, 1996 and 1997: expected volatility of 43% and 75%, respectively, risk-free interest rate of 5.9% and 6.4%, respectively. Dividend yield of 0% and expected term of 5 years was assumed in both years.

                        OBJECTIVE COMMUNICATIONS, INC.
                       (A Development Stage Enterprise)
                        Notes to Financial Statements


9.         PREFERRED STOCK

           On December 9, 1996, the Board of Directors and a majority of the holders of the outstanding common stock authorized the establishment of 2,500,000 shares of preferred stock, with a par value of $.01 per share. In December 1996, the Company authorized the issuance and sale of 500,000 shares of Series A Convertible Preferred Stock ("Series A") and warrants to purchase 100,000 shares of common stock for aggregate consideration of $2,000,000. The Series A shares have liquidation preferences over the common stock and any series of preferred stock authorized in the future. The holders of Series A shares are entitled to non-cumulative dividends when dividends are declared on the common stock as though the Series A shares had been converted to common stock. At any time after five years following the issuance of the Series A shares, or upon a merger in which the Company is not the surviving entity, or upon a sale of all or substantially all of the assets of the Company, at the request of at least 50% of the holders of Series A shares and given sixty days notice, the Company is required to redeem all or a portion of the outstanding Series A shares at a redemption price equal to the amount such holders would be entitled to receive had they converted the Series A shares into common stock or the liquidation value of $4.00 per share, whichever is greater. The Series A shares are convertible to common stock as determined by multiplying the Series A stated value plus all declared but unpaid dividends by $4.00 and dividing that result by the conversion price, which as defined by the agreement will not exceed $4.00 per share. The Series A shares will automatically convert to shares of common stock upon the consummation of the Company's IPO. The holders of Series A shares are entitled to vote, with each holder entitled to the number of votes per share as equal to the number of shares of common stock into which each share of Series A is then convertible.

           The warrants issued in conjunction with the Series A shares have an exercise price of $4.00 per share. As a fee for the placement of the Series A shares and related warrants, the underwriting firm received a $140,000 underwriter's discount and commission in consideration of its services on this transaction.

           As of December 31, 1996, the Company had issued 250,000 Series A shares and 50,000 warrants for the purchase of common stock and had received $1 million of consideration for the sale of the Series A shares. The remaining $1 million was received in January 1997. The Series A shares have been recorded net of the underwriters discount and commission and approximately $82,000 in other issuance costs. The 500,000 shares of Series A shares outstanding at the time of the Initial Offering in April were exchanged for 500,000 shares of common stock upon the closing of the Initial offering.

10.        NEW ACCOUNTING PRONOUNCEMENTS

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

                        DIRECTORS AND EXECUTIVE OFFICERS

     The current directors and executive officers of the Company are set forth below. Biographical information concerning each of the directors and executive officers is presented on the following pages. Information is presented as of March 31, 1998.

NAME                                                    AGE               POSITION
----                                                    ---               --------
Mr. Steven A. Rogers..................................  46   President, Chief Executive Officer
                                                             and Director
Mr. Clifford M. Kendall...............................  66   Chairman of the Board
Mr. Anthony M. Agnello................................  48   Director
Mr. Robert L. Barnett.................................  57   Director
Mr. Donald W. Barrett.................................  51   Director
Mr. Eugene R. Cacciamani..............................  61   Director
Mr. Marc S. Cooper....................................  36   Director
Lt. Gen. Lincoln D. Faurer, USAF (Ret.)...............  70   Director
Mr. Richard T. Liebhaber..............................  62   Director
Mr. Roy C. Nash.......................................  56   Director
Mr. John B. Torkelsen.................................  52   Director
Mr. Roger A. Booker...................................  43   Vice President, Operations
Mr. Robert H. Emery...................................  53   Vice President, Administration and
                                                             Finance and Secretary
Mr. Frank H. Gore.....................................  58   Vice President, Sales
Ms. Mary Murphy.......................................  40   Vice President, Marketing

     Steven A. Rogers founded the Company in 1993 and has served as President and Chief Executive Officer since the Company's inception. Mr. Rogers has participated in other successful start-up companies as an executive officer or founder. From July 1990 to July 1992, he served as a Senior Vice President of General Kinetics, Inc. where he managed the Cryptek division. In January 1986, he had founded Cryptek, Inc., an encrypted facsimile machine manufacturer and, from January 1986 to July 1990, served as its President and Chief Operating Officer until it was acquired by General Kinetics, Inc. Mr. Rogers holds four patents and was a nominee for KPMG Peat Marwick's "1990 Entrepreneur of the Year" award. He has a B.S.E.E. from Virginia Polytechnic Institute.

     Clifford M. Kendall has been Chairman of the Board of Directors since August 1994 and currently is Chairman of the Executive Committee. Mr. Kendall is one of the founders, and until December 1997, served as Chairman of the Board of Computer Data Systems, Inc. ("CDSI"), a professional services company which provides consulting and data processing services to federal, state and local governments, not-for-profit institutions and commercial clients, and had served in such capacity since July 1991. From 1971 to July 1991, Mr. Kendall served as Chairman and Chief Executive Officer of CDSI. In December 1997, CDSI was acquired by Affiliated Computer Services, Inc. ("ACS"), a computer services provider. Mr. Kendall currently serves as a director of ACS and is Chairman of the Advisory Board of CDSI. Mr. Kendall also serves as a member of the Advisory Boards of Atlantic Holdings, Inc. and Ferris, Baker, Watts Incorporated.

     Anthony M. Agnello has served as a director of the Company since January 1997. Mr. Agnello co-founded Ariel Corporation, a DSP (Digital Signal Processing) equipment provider, in 1982 and currently serves as Chief Executive Officer and Chairman of the Board of Ariel Corporation. Mr. Agnello received his M.S.E.E. from City College of New York and owns several patents in digital signal processing.

     Robert L. Barnett has served as a director of the Company since August 1994 and currently is Chairman of the Compensation Committee. Mr. Barnett has served as Executive Vice President of Motorola, Inc. since 1995, where he is responsible for the development of two-way wireless communications products. From 1992 to 1995, he was the President of Nexteps, Inc., an international communications consulting firm. He served in various capacities at the Ameritech Corporation from 1987 to 1993, including President of Ameritech Bell Group and Vice Chairman of Ameritech Corporation. Mr. Barnett serves on the boards of Johnson Controls, Inc., USG, the parent company of United States Gypsum and Central Vermont Public Service, a utility company.

     Donald W. Barrett has served as a director of the Company since August 1994. Mr. Barrett has been Chairman of the Board and Chief Executive Officer of Telepad, Corp., a telecommunications and information systems equipment manufacturer, since April 1996. From July 1991 to March 1996, Mr. Barrett was President and Chief Executive Officer of Ideas, Inc., a systems integrator for the intelligence community. From July 1987 to June 1991, he served as President of the Government Systems Group of Contel Federal Systems where he was responsible for the design, development and integration of information systems supporting the United States government. Mr. Barrett has a B.S. from California State Polytechnic University and an M.B.A. from California State University, Fullerton.

     Eugene R. Cacciamani has served as a director of the Company since August 1994. Dr. Cacciamani has been a Senior Vice President of Hughes Network Systems, Inc. a company furnishing private communications networks to business, government and common carriers since 1987, where he is responsible for developing new technologies, systems and businesses, including lead efforts in the Hughes DBS DirecTV system and the systems design in the ICO global satellite personal communications systems. Dr. Cacciamani is on the Engineering Advisory Boards at Union College and The Catholic University of America and serves as an advisor to Aloha Networks, Inc. and Quest Communications.

     Marc S. Cooper has served as a director of the Company since April 1997. Mr. Cooper is Vice Chairman of Barington Capital Group, L.P. ("Barington") responsible for the Syndicate, Investment Banking and Research Departments. From March 1992 until January 1998, Mr. Cooper served as Executive Vice President, Director of Investment Banking and Research at Barington. He also serves as a director of Thinking Tools, Inc., a software developer.

     Lincoln D. Faurer has served as a director of the Company since August 1994. Lt. Gen. Faurer USAF (Ret.) has served as President of LDF, Inc., a company providing consulting services on intelligence and security matters, since 1991. From 1986 to 1991, he also served as President of the Corporation for Open Systems, Inc., a corporation engaged in research and development of a worldwide "open systems" environment. Lt. Gen. Faurer retired from the United States Air Force in 1985, serving the last four years as Director of the National Security Agency.

     Richard T. Liebhaber has served as a director of the Company since August 1994. Mr. Liebhaber has been a Managing Director of Veronis, Suhler & Associates, Inc., New York, a media merchant banking firm, since 1995. From 1985 to 1995, Mr. Liebhaber was Chief Strategy and Technology Officer of MCI Communications Corporation. He serves on the board of directors of QWEST Communications, Inc., Alcatel Network Systems, Inc., a subsidiary of Alcatel Alsthom Compagnie Generale d'Electricite, Geotek Communications, Inc., and Scholz Master Builders, Inc. He is also a member of the Steering Committee for the National Information Infrastructure for the Computer Science and Telecommunications Board of the National Research Council and is a member of the Federal Networking Commission Advisory Council.

     Roy C. Nash has served as a director of the Company since August 1994 and is Chairman of its Audit Committee. Mr. Nash has been Vice President of Finance for MCI Communications Corporation since December 1996. From January 1995 to November 1996, Mr. Nash was Vice President of Audit for MCI Communications Corporation. From 1993 to 1995, Mr. Nash served as Chief Financial Officer for Concert Communications Company, a joint venture between MCI and British Telecom plc. From 1987 to 1993, Mr. Nash served as Vice President and Controller, responsible for all internal and external financial reporting of MCI Communications Corporation. Mr. Nash received a B.A. in Economics from Cornell University and an M.B.A. from Columbia University.

     John B. Torkelsen has served as a director of the Company since March 1996. Mr. Torkelsen has served as President of Princeton Venture Research, Inc. ("PVR") since 1984 and President of its affiliate PVR Securities, Inc. ("PVR Securities") since 1987. Mr. Torkelsen also is a director serving on the Audit and Compensation Committees of Voice Control Systems, Inc. and a director serving on the Compensation Committee of Mikros Systems Corporation. He has a B.S. in engineering from Princeton University and an M.B.A. from Harvard University.

     Roger A. Booker has served as Vice President, Operations since February 1996. From June 1994 to February 1996, Mr. Booker served as the Vice President, International Development and Operations at Global Partnership, Inc., where he directed international development and operations. From February 1990 to June 1994, Mr. Booker also served as the Vice President, Manufacturing Operations at Cryptek, Inc., an encrypted facsimile machine manufacturer, and served in the same position at General Kinetics, Inc. when it acquired Cryptek, Inc., where he was responsible for overseeing operations, including several acquisitions and divestitures. From August 1986 to February 1990, Mr. Booker was Director of Operations for Magnavox Government and Industrial Electronics Company, where he managed the development of a new 200,000 square foot manufacturing facility. He received a B.S. and an M.A. in manufacturing engineering technology and management from East Tennessee State University.

     Robert H. Emery has served as Vice President, Administration and Finance and Secretary since December 1996, and previously served as Vice President, Administration from May 1995 to December 1996. From May 1986 to May 1995, he served as Vice President of Aries Systems International, Inc., an information services company. From August 1983 to July 1986, Mr. Emery served as the ADP Security Officer for the military's largest secure computer network. He has a B.S. from the U.S. Naval Academy, an M.S. in information systems from the Naval Postgraduate School and an M.S. in accounting from George Mason University. He is a CPA and a certified financial planner.

     Frank M. Gore has served as Vice President, Sales since July 1994. From January 1990 to June 1994, he served as Director of Marketing for International Financial Communications, Inc., a distributor of video conferencing equipment. From March 1988 to January 1990, Mr. Gore served as Director of Marketing for International Data Services, Inc., a communications company, where he was responsible for establishing and managing a $35 million contract. From October 1987 to March 1988, Mr. Gore served as National Sales Manager for British Telecom, plc, U.S. division, managing 120 sales people and 12 regional sales managers. From February 1980 to October 1987, Mr. Gore served as Marketing Program Manager for Boeing Computer Services, Inc., a division of The Boeing Company, where he managed the development and distribution of hardware and software products related to computer communications.

     Mary C. Murphy joined the Company as Vice President, Marketing in October 1997. From March 1996 to October 1997, Ms. Murphy served as the General Manager of Telco and ISP Solutions Division of Lotus Development Corporation ("Lotus"), a subsidiary of International Business Machines Corporation ("IBM"). At Lotus, Ms. Murphy was responsible for partner recruitment, solutions development and technical, sales and marketing enablement for over 23 global telecommunications and Internet service provider firms. Previously, from July 1994 to March 1996, Ms. Murphy managed the Industry Marketing, Enterprise Marketing and Business Partner Marketing organizations of Lotus in Europe. From November 1992 to July 1994, Ms. Murphy was a Senior Product Marketing Manager at Lotus. Prior to joining Lotus, Ms. Murphy was a Senior Marketing Manager at Digital Equipment Corporation. Ms. Murphy received a B.A. in Communication Arts and Sciences from Bridgewater State College.

            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires the Company's directors and executive officers and persons who own more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission and Nasdaq initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. In addition, under Section 16(a), trusts for which a reporting person is a trustee and a beneficiary (or for which a member of his immediate family is a beneficiary) may have a separate reporting obligation with regard to ownership of the Common Stock and other equity securities of the Company. Such reporting persons are required by rules of the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) reports they file. In 1997, the Company received Section 16(a) reports and written representations that certain reports were not required. Based upon a review of that information, the Company believes that all members of the Board of Directors, executive officers and each beneficial owner of more than 10% of the Company's Common Stock timely filed all reports require by Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), except that Ms. Murphy filed late her Initial Report of Beneficial Ownership on Form 3, and Mr. Torkelsen reported late transactions on an Annual Statement of Changes In Beneficial Ownership on Form 5 that should have been reported on a Statement of Changes in Beneficial Ownership on Form 4.

ITEM 10.   EXECUTIVE COMPENSATION

                             EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table lists the cash remuneration paid or accrued during 1997 to the President and Chief Executive Officer of the Company, and to each of the other most highly compensated executive officers for fiscal year 1997. The Company did not have any pension or long-term incentive plan and did not issue any restricted stock awards or stock awards to any of the executive officers named in this table during 1997.

                           SUMMARY COMPENSATION TABLE

                                                                                      LONG TERM
                                                                   ANNUAL            COMPENSATION
                                                                COMPENSATION            AWARDS
                                                             ------------------       SECURITIES
NAME AND PRINCIPAL POSITION                        YEAR(1)    SALARY     BONUS    UNDERLYING OPTIONS
---------------------------                        -------   --------   -------   ------------------
Steven A. Rogers
  President and Chief Executive Officer..........   1997     $120,000   $60,000         50,000
Roger A. Booker
  Vice President, Operations.....................   1997       85,000    45,000         35,000
Robert H. Emery
  Vice President, Administration and Finance.....   1997       90,000    45,000         35,000
Frank M. Gore
  Vice President, Sales..........................   1997       96,000    50,000         20,000

---------------

(1) Information with respect to fiscal years 1996 and 1995 is not shown because the Company was not a reporting company under the Exchange Act during those years.

STOCK OPTION GRANTS IN FISCAL YEAR 1997

     The following table sets forth certain information about the stock options granted pursuant to the 1996 Stock Incentive Plan (the "1996 Plan") during fiscal year 1997 to the executive officers named in the Summary Compensation Table. As of the date of this report on Form 10-KSB, the Company has not granted any stock appreciation rights.

                    STOCK OPTION GRANTS IN FISCAL YEAR 1997

                            NUMBER OF SECURITIES   PERCENTAGE OF TOTAL
                             UNDERLYING OPTIONS    OPTIONS GRANTED TO
NAME                             GRANTED(1)         EMPLOYEES IN 1997    EXERCISE PRICE ($/SH)   EXPIRATION DATE
----                        --------------------   -------------------   ---------------------   ---------------
Steven A. Rogers..........         50,000                 16.73%                $6.625           April 10, 2002
Roger A. Booker...........         35,000                 11.71                  6.625           April 10, 2002
Robert H. Emery...........         35,000                 11.71                  6.625           April 10, 2002
Frank M. Gore.............         20,000                  6.69                  6.625           April 10, 2002

---------------

(1) The options granted are non-qualified stock options that vest ratably over a three-year period on the anniversary of the grant date. The options expire on the fifth anniversary of the date of grant.

STOCK OPTION EXERCISES IN FISCAL YEAR 1997

     The following table sets forth information concerning the number and value of unexercised stock options at December 31, 1997. The executive officers named in the Summary Compensation Table did not exercise any options in 1997.

            AGGREGATED OPTION/SAR EXERCISES IN FISCAL YEAR 1997 AND
                       FISCAL YEAR-END OPTION/SAR VALUES

                                                        NUMBER OF SECURITIES
                                                       UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                                SHARES                       OPTIONS AT               IN-THE-MONEY OPTIONS
                               ACQUIRED     VALUE         DECEMBER 31, 1997          AT DECEMBER 31, 1997(1)
NAME                          ON EXERCISE  REALIZED  EXERCISABLE / UNEXERCISABLE   EXERCISABLE / UNEXERCISABLE
----                          -----------  --------  ---------------------------   ---------------------------
Steven A. Rogers............           --        --     5,000 / 70,000                $ 51,250 / $586,250
Roger A. Booker.............           --        --     7,300 / 64,200                $ 74,825 / $566,175
Robert H. Emery.............           --        --    19,800 / 74,200                $202,950 / $668,675
Frank M. Gore...............           --        --    21,800 / 62,200                $223,450 / $482,550

---------------

(1) Value based on the last reported sale price per share Common Stock of $14.25 on December 31, 1997, as reported on Nasdaq, minus the exercise price.

EXECUTIVE EMPLOYMENT CONTRACTS

     The Company has entered into an employment agreement with Mr. Rogers. The agreement was effective on March 13, 1997 and is for an initial term of one year with automatic one-year renewals, unless terminated as provided in the agreement. The agreement provides that the 1997 base salary for Mr. Rogers will be $120,000. The agreement also includes a non-competition commitment during and after the term of the agreement, confidentiality commitments, non-solicitation of employee provisions and assignment of work product agreements. The Company also maintains a key man life insurance policy on Mr. Rogers in the amount of $1.0 million. The Company has no other employment agreements with, nor does it maintain key man life insurance on, any of its other employees.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The information set forth below regarding beneficial ownership of the Common Stock is presented in accordance with rules of the Securities and Exchange Commission and is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership of Common Stock includes any shares as to which a person has the sole or shared voting power or investment power and also any shares which a person has the right to acquire within 60 days of the date of this report on Form 10-KSB through the exercise of any stock option, warrant or other right.

SECURITY OWNERSHIP OF DIRECTORS, EXECUTIVE OFFICERS AND PRINCIPAL STOCKHOLDERS

     The following table sets forth certain information regarding the beneficial ownership of Common Stock of the Company as of March 31, 1998 by (i) all persons known by the Company to beneficially own 5% or more of the outstanding shares of Common Stock, (ii) each current director of the Company, and (iii) all current directors and executive officers of the Company, as a group. Unless otherwise noted, each stockholder named has sole voting and investment power with respect to such shares, subject to community property laws where applicable.

                                                              AMOUNT AND NATURE OF   PERCENT OF
                                                              BENEFICIAL OWNERSHIP   CLASS (1)
                                                              --------------------   ----------
Steven A. Rogers(2).........................................         968,249            16.9%
Anthony M. Agnello(3).......................................           2,067               *
Robert L. Barnett(4)........................................          22,133               *
Donald W. Barrett(5)........................................          22,000               *
Eugene R. Cacciamani(6).....................................          27,200               *
Marc S. Cooper(7)...........................................         182,200             3.1
Lincoln D. Faurer(8)........................................          17,000               *
Clifford M. Kendall(9)......................................          55,100               *
Richard T. Liebhaber(10)....................................          42,133               *
Roy C. Nash(11).............................................          18,133               *
John B. Torkelsen(12).......................................         762,728            13.0
Applewood Associates, L.P.(13)..............................         425,000             7.0
All directors and executive officers as a group (15
  persons)(14)..............................................       2,228,177            35.0%

---------------

  *  Less than one percent

 (1) Applicable percentage of ownership is based on 5,676,850 shares of Common Stock outstanding as of March 31, 1998. Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission. For each beneficial owner, shares of Common Stock subject to options or conversion rights exercisable within 60 days of the date of this proxy are deemed outstanding.

 (2) The address of Mr. Rogers is c/o Objective Communications, Inc., 50 International Drive, Portsmouth, New Hampshire 03801. Includes 10,000 shares of Common Stock held by Mr. Rogers' son, as to which Mr. Rogers disclaims beneficial ownership; 30,000 shares of Common Stock held by Mark Rogers, Steven Rogers' brother, as custodian for Steven Rogers' three minor children, as to which Mr. Rogers disclaims beneficial ownership; 16,666 shares of Common Stock issuable upon exercise of warrants; and 21,667 shares of Common Stock issuable upon exercise of options.

 (3) The address of Mr. Agnello is 2540 Route 130, Cranbury, New Jersey 08512. Mr. Agnello was elected as a member of the Board of Directors pursuant to a voting agreement among the Company, Mr. Rogers, Applewood Associates, L.P. ("Applewood") and Acorn Technology Partners, L.P. ("Acorn"). Consists of 2,067 shares of Common Stock issuable upon exercise of options.

 (4) The address of Mr. Barnett is 1445 South Ridge Road, Lake Forest, Illinois 60045. Includes 14,633 shares of Common Stock issuable upon exercise of options.

 (5) The address of Mr. Barrett is 3105 Bennett Point Road, Queenstown, Maryland 21658. Includes 17,000 shares of Common Stock issuable upon exercise of options.

 (6) The address of Dr. Cacciamani is 10100 New London Drive, Potomac, Maryland 20854. Includes 17,200 shares of Common Stock issuable upon exercise of options.

 (7) The address of Mr. Cooper is 888 Seventh Avenue, 17th Floor, New York, New York 10019. Consists of 180,000 shares of Common Stock that may be acquired upon exercise of the Barington option (the "Barington Option") and 2,200 shares of Common Stock issuable upon the exercise of other options. The Barington Option is held by Barington Capital Group, L.P. ("Barington") and was granted by the Company in connection with the initial public offering of the Company's Common Stock in April, 1997. Mr. Cooper also is a stockholder in LNA Capital Corp., the corporate general partner of Barington. Includes options to acquire 27,000 shares of Common Stock which Cross Connect, L.L.C. has the right to acquire under certain conditions. Cross Connect, L.L.C. is not affiliated with Barington or Mr. Cooper, and Mr. Cooper disclaims beneficial ownership of the 27,000 shares of Common Stock that may be acquired upon exercise of such options.

 (8) The address of Lt. Gen. Faurer is 1438 Brookhaven Drive, McLean, Virginia 22102. Consists of 17,000 shares of Common Stock issuable upon the exercise of options.

 (9) The address of Mr. Kendall is 2 Tobin Court, Potomac, Maryland 20854. Includes 30,100 shares of Common Stock issuable upon the exercise of options.

(10) The address of Mr. Liebhaber is 1100 Chain Bridge Road, P.O. Box 8210, McLean, Virginia 22106. Includes 14,633 shares of Common Stock issuable upon the exercise of options and 2,500 shares of Common Stock that may be acquired upon the exercise of warrants.

(11) The address of Mr. Nash is 4251 Gulf Shore Boulevard North, Naples, Florida 34103. Includes 14,633 shares of Common Stock issuable upon the exercise of options.

(12) The address of Mr. Torkelsen is 240 Library Place, Princeton, New Jersey 08540. Includes (i) 2,067 shares of Common Stock issuable upon the exercise of options; (ii) 528,041 shares of Common Stock beneficially owned by Princeton Venture Research, Inc. ("PVR"), of which Mr. Torkelsen is the President and 207,620 shares of Common Stock that may be acquired upon the exercise of warrants beneficially owned by PVR; (iii) 20,000 shares of Common Stock beneficially owned by Pamela Torkelsen, Mr. Torkelsen's wife and 5,000 shares of Common Stock that may be acquired upon the exercise of warrants beneficially owned by Pamela Torkelsen. Mr. Torkelsen disclaims beneficial ownership of all shares of Common Stock and warrants owned by Mrs. Torkelsen.

(13) The address of Applewood, a New York limited partnership, is c/o Barry Rubenstein, 68 Wheatley Road, Brookville, New York 11545. Includes 175,000 shares of Common Stock that may be acquired by Applewood upon the exercise of warrants. Applewood is beneficially owned by its three general partners, Barry Rubenstein, Barry Fingerhut and Irwin Lieber, and by a number of limited partners. Applewood is not an affiliate of Barington, Acorn or the Company.

(14) Includes 669,220 shares of Common Stock issuable to executive officers and directors upon exercise of warrants and options.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                              CERTAIN TRANSACTIONS

     The following is a description of certain transactions between the Company and each of its directors, executive officers, entities beneficially owned by its executive officers or directors and security holders known to the Company to beneficially own more than 5% of the Company's outstanding Common Stock.

FOUNDER'S TRANSACTIONS

     In October 1993, the Company issued 500 shares of Common Stock to Mr. Steven A. Rogers, President and Chief Executive Officer of the Company, in exchange for services rendered in connection with the formation of the Company and an initial capital contribution of $1,000. In June 1994, the Company issued a stock dividend of 1,299,500 shares of Common Stock to Mr. Rogers, who was then the Company's sole stockholder. In December 1996, the Company granted to Mr. Rogers under the Company's 1994 Stock Option Plan non-qualified options to purchase 25,000 shares of Common Stock at an exercise price of $4.00 per share and, in April 1997, granted options to purchase 50,000 shares of Common Stock at an exercise price of $6.625 per share under the 1996 Plan.

RELATED PARTY LOANS

     During the three-year period ending December 31, 1997, certain officers, stockholders and members of management extended loans to the Company totaling $714,000 in aggregate principal amount. The following is a discussion of loans made to the Company by directors, executive officers, and 5% stockholders of the Company, or members of the immediate family of any of the foregoing persons, during the three-year period ending December 31, 1997 in which the amount involved exceeds $60,000.

     In April 1996, Mr. Clifford M. Kendall, the Chairman of the Board of Directors of the Company, loaned the Company $100,000 in aggregate principal amount. Interest accrues quarterly on the loan at a fixed rate of 7% per annum, payable at maturity. The principal amount of and accrued interest on the loan were repaid shortly following the Initial Offering. Additionally, in July 1997, Mr. Kendall elected to exercise an option for 50,000 shares of Common Stock from Mr. Steven A. Rogers at an exercise price of $2.00 per share.

     PVR, a corporation of which Mr. John B. Torkelsen, a director of the Company, serves as the President, loaned the Company an aggregate of $320,000 during 1995. The loan accrued interest at a fixed rate of 7% per annum. As an inducement to PVR to extend the loan to the Company, the Company issued to Mr. Torkelsen warrants to purchase 53,333 shares of Common Stock at an original exercise price of $8.00 per share. In June 1995, PVR converted the outstanding principal amount of and the accrued interest on the loan to Common Stock and warrants. In connection with the loan conversion, Mr. Torkelsen invested an additional $160,000 in the Company. In the loan conversion transaction, the Company issued to Mr. Torkelsen 60,361 shares of Common Stock and warrants to purchase 60,361 shares of Common Stock, to Mrs. Pamela R. Torkelsen 10,000 shares of Common Stock and warrants to purchase 10,000 shares of Common Stock, and to PVR 10,000 shares of Common Stock and warrants to purchase 10,000 shares of Common Stock. All Common Stock was issued at $6.00 per share, and all warrants to purchase Common Stock were issued with an original exercise price of $8.00 per share.

     In July 1995, Mr. Robert H. Emery, Vice President, Administration and Finance, loaned $35,000 to the Company. The loan accrued interest at a fixed rate of 7% per annum. The loan was repaid in full in 1996. As an inducement to extend the loan to the Company, the Company also issued to Mr. Emery in June 1995, warrants to acquire 5,833 shares of Common Stock. The warrants were issued at an original exercise price of $8.00 per share and are exercisable for a period of five years from the date of issuance.

     Mr. Rogers, the founder, President and Chief Executive Officer and a director of the Company, loaned the Company an aggregate of $30,000 during 1995 and an additional $70,000 during 1996. The loans accrued interest at a fixed rate of 7% per annum. The principal amount of and accrued interest on the loans were repaid in full in April 1997. As an inducement to extend the loans to the Company, the Company also issued to Mr. Rogers warrants to acquire an aggregate of 16,666 shares of Common Stock. The warrants were issued at an original exercise price of $8.00 per share and are exercisable for a period of five years from the date of issuance. The Company repaid the loans outstanding to Mr. Rogers in full in April 1997 upon completion of the Initial Offering.

EQUITY ISSUANCES

     Private Placement Services Provided by Barington Capital Group,
L.P. Barington, an investment banking firm, of which Mr. Marc S. Cooper, a director of the Company, serves as Vice Chairman, acted as the placement agent for the Company in connection with the private placement of $2.0 million aggregate principal amount of Bridge Notes and Bridge Warrants to purchase 500,000 shares of Common Stock at an exercise price of $3.30 per share (the "Bridge Financing"). The Bridge Financing was completed in November 1996. As partial compensation for services provided in that offering, Barington received warrants to purchase up to 50,000 shares of Common Stock at an exercise price of $3.30 per share, which warrants were forfeited upon consummation of the Initial Offering. In addition, Barington also received a fee of $200,000 for placement services provided in connection with the Bridge Financing, which fee represented 10% of the gross proceeds raised in the Bridge Financing, and was reimbursed for certain other expenses.

     Barington also acted as the placement agent of the Company in connection with the private placement of 250,000 shares of Series A Convertible Preferred Stock, par value $.01 per share (the "Series A Preferred Stock") and warrants to purchase up to an additional 50,000 shares of Common Stock (the "Series A Warrants") in December 1996 and 250,000 shares of Series A Preferred Stock and Series A Warrants to purchase 50,000 shares of Common Stock in January 1997 for aggregate gross proceeds to the Company of $2.0 million. As compensation for services provided in that private placement, the Company paid Barington a fee of $140,000, which fee represented 7% of the gross proceeds raised in the private placement.

     Financial Advisory Services. The Company has retained Barington to provide financial advisory services to the Company, including consulting services in connection with possible mergers and acquisitions. As partial consideration for such services, in December 1997, the Company granted to Barington options to purchase 125,000 shares of Common Stock at an exercise price of $13.813 per share, which was the fair market value of the Common Stock on the date of grant. The options vest ratably over the two-year period over which such services are to be provided.

     Public Offerings. Barington acted as an underwriter of the Follow-on Offering and was the underwriter of the Initial Offering, for which it received underwriting discounts and commissions totaling approximately $1.6 million. In addition, as compensation for the Initial Offering, Barington received a non-accountable expense allowance of $341,550, and was issued the Barington Option to acquire 180,000 shares of Common Stock of the Company at the Initial Offering. This Barington option is exercisable for a period of five years beginning on April 8, 1997 at an exercise price of $9.08 per share of Common Stock.

     Private Placement Services Provided by PVR Securities, Inc. PVR Securities, a corporation of which Mr. Torkelsen is the President, acted as the placement agent of the Company in connection with the private placements in June 1995 and August 1996, of 50 units and 19.11 units, respectively, to accredited investors (the "PVR Investors"). Each unit sold consisted of 5,000 shares of Common Stock and warrants to purchase an additional 5,000 shares of Common Stock at $8.00 per share. In the private placement conducted by PVR Securities, the Company issued 345,536 shares of Common Stock and warrants to acquire 345,536 shares of Common Stock at an exercise price of $8.00 per share. Aggregate gross proceeds to the Company from the offering were $2,073,222.

     As partial compensation for services provided in the private placement, the Company issued to Mr. Torkelsen, President of PVR Securities, warrants to purchase an aggregate of 69,106 shares of Common Stock. Of such warrants, the exercise price for warrants to acquire 34,553 shares of Common Stock was originally $6.60 per share, and the exercise price for warrants to acquire 34,553 shares of Common Stock was originally $8.80 per share (the "PVR Warrants"). In addition, as compensation for financial advisory and other services rendered in connection with the private placement, the Company paid PVR Securities a fee of approximately $150,000.

     Each PVR Investor was also given the opportunity to purchase from Mr. Rogers, the Chief Executive Officer and President of the Company, 2,500 shares of Common Stock for each unit purchased in the private placement, at a price of $2.00 per share. In connection with such transaction, PVR Investors in the private placement purchased an aggregate of 172,583 shares of Common Stock from Mr. Rogers for aggregate consideration of $345,166.

     As part of the private placement of securities managed by PVR Securities, between May 1995 and May 1996, the Company also issued to certain investors (the "Debt Inducement Investors"), in a private placement, warrants to purchase an aggregate of 102,332 shares of Common Stock at an exercise price of $8.00 per share, in order to induce such investors to extend loans to the Company. These debt transactions were considered by the Company to be part of its overall financing activities during this time period, and were necessary because the equity financing being raised in the PVR Offering was not obtained as quickly as originally contemplated by the Company.

     Private Placement of Series A Preferred Stock. In December 1996, the Company issued and sold to Applewood 250,000 shares of Series A Preferred Stock, which converted to Common Stock on a one-to-one basis upon the Initial Offering, and Series A Warrants to purchase 50,000 shares of Common Stock at an exercise price of $4.00 per share for aggregate gross proceeds of $1,000,000.

     In January 1997, the Company issued and sold to Acorn 250,000 shares of Series A Preferred Stock, which converted to Common Stock on a one-to-one basis upon the Initial Offering, and Series A Warrants to purchase 50,000 shares of Common Stock at an exercise price of $4.00 per share, for aggregate gross proceeds of $1,000,000. Mr. Torkelsen was the President and Manager of the general partner of Acorn. In September 1997, Acorn distributed its holdings of the Company's securities to PVR. PVR served as the investment advisor to Acorn.

     Warrant Exchange. In January 1997, the Company offered to certain investors the opportunity to exchange existing warrants to purchase shares of Common Stock in the Company for new warrants to purchase shares of Common Stock. The purpose of the warrant exchange was to induce such investors to enter into lock-up arrangements with Barington, the underwriter of the Initial Offering, and into agreements consolidating such investors' registration rights with those granted by the Company to other investors, and so that the investment by such investors in the Company would be on terms and conditions that more closely reflect the terms and conditions upon which other investors invested in the Company during a comparable time period.

     For the investors who participated in the warrant exchange transaction, the effect of the warrant exchange was to cause investors who previously had purchased shares of Common Stock in the Company to purchase such shares at an effective purchase price of $4.00 per share, and to cause investors who previously had received warrants to purchase shares of Common Stock in the Company, to exchange such warrants for warrants with an exercise price of $4.00 per share.

     As a result of the warrant exchange transaction, the Company issued an aggregate of 165,267 shares of Common Stock and new warrants to purchase an aggregate of 336,707 shares of Common Stock at an exercise price of $4.00 per share. As described in detail below, the new warrants to purchase 336,707 shares of Common Stock consist of (i) warrants to purchase 165,269 shares of Common Stock issued to PVR Investors, (ii) warrants to purchase 69,106 shares of Common Stock issued to Mr. Torkelsen, a director of the Company and President of PVR Securities, and (iii) warrants to purchase 102,332 shares of Common Stock issued to the Debt Inducement Investors. The Company did not receive any additional cash proceeds or consideration other than the securities exchanged by the investors in the warrant exchange.

     In January 1997, the Company offered to each of the PVR Investors the opportunity to exchange their existing warrants, representing the right to purchase an aggregate of 345,536 shares of Common Stock at an exercise price of $8.00 per share, for new warrants representing the right to purchase approximately one-half of the number of shares of Common Stock at an exercise price of $4.00 per share. In exchange for warrants to purchase an aggregate of 330,536 shares of Common Stock at an exercise price of $8.00 per share, the Company issued warrants to purchase an aggregate of 165,269 shares of Common Stock at an exercise price of $4.00 per share. One PVR Investor holding warrants to purchase 15,000 shares of Common Stock chose not to participate in the warrant exchange transaction and to retain such warrants with an exercise price of $8.00 per share. As part of the warrant exchange, each PVR Investor who accepted the Company's offer also was issued by the Company an additional 2,500 shares of Common Stock for each unit purchased in the PVR Offering, for no additional consideration. The Company issued an aggregate of 165,267 additional shares of Common Stock to the PVR Investors in the warrant exchange. Each PVR Investor also agreed to sign an agreement with the Company relating to registration rights and a lock-up agreement with Barington, the underwriter of the Initial Offering. In connection with the Follow-On Offering, Barington conveyed to NationsBanc Montgomery Securities all rights and responsibilities under this agreement.

     As part of the warrant exchange, in order to restructure the transaction in which the PVR Investors originally purchased shares of Common Stock from Mr. Rogers at a below-market price per share to terms and conditions more closely reflecting market terms and conditions, each PVR Investor who had originally purchased shares of Common Stock from Mr. Rogers at a purchase price of $2.00 per share, also was required to pay Mr. Rogers an additional $2.00 for each share originally purchased from him. Mr. Rogers received an aggregate of $340,166 from PVR Investors in connection with the warrant exchange.

     Also as part of the warrant exchange, the Company issued to Mr. Torkelsen, a director of the Company and President of PVR Securities, new warrants to purchase an aggregate of 69,106 shares of Common Stock at $4.00 per share, in exchange for the warrants to purchase 34,553 shares of Common Stock at an exercise price of $6.60 per share, and the warrants to purchase 34,553 shares of Common Stock at an exercise price of $8.80 per share, previously issued to Mr. Torkelsen as compensation for services in the private placement managed by PVR Securities.

     As part of the warrant exchange, the Company also exchanged warrants to purchase an aggregate of 102,332 shares of Common Stock held by the Debt Inducement Investors at an exercise price of $8.00 per share, for warrants to purchase 102,332 shares at an exercise price of $4.00 per share.

     The Company believes that all of the transactions set forth above were made on terms no less favorable to the Company than could have been obtained from unaffiliated third parties. All future transactions between the Company and its officers, directors and principal stockholders and their affiliates will be approved by at least a majority of the Board of Directors, including a majority of the independent and disinterested members of the Board of Directors, and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits

           The following exhibits are filed herewith or are incorporated herein by reference, as indicated.

           3.1 Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 forming a part of the Company's Registration Statement on Form SB-2 (File No. 333-20625) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended)

           3.2 Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 forming a part of the Company's Registration Statement on Form SB-2 (File No. 333-20625) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended)

           3.3 Form of Warrant for the Purchase of Shares of Common Stock, issued in connection with the private placement of $2,000,000 aggregate principal amount of Bridge Notes (Incorporated by reference to Exhibit 3.4 forming a part of the Company's Registration Statement on Form SB-2 (File No. 333-20625) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended)

           3.4 Form of Warrant to Purchase Common Stock of the Registrant, issued in connection with the private placement units in June 1995 and August 1996 (Incorporated by reference to Exhibit 3.5 forming a part of the Company's Registration Statement on Form SB-2 (File No. 333-20625) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended)

           3.5 Form of Warrants for the Purchase of 100,000 Shares of Common Stock, $.01 par value per share, issued in connection with the private placement of Series A Convertible Preferred Stock and warrants in December 1996 and January 1997 (Incorporated by reference to Exhibit 3.7 forming a part of the Company's Registration Statement on Form SB-2 (File No. 333-20625) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended)

           3.6 Form of Option for the Purchase of 180,000 shares of Common Stock issued to Barington Capital Group, L.P. (Incorporated by reference to Exhibit 3.8 forming a part of the Company's Registration Statement on Form SB-2 (File No. 333-20625) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended)

           4.1    Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6

           4.2 Specimen certificate evidencing shares of Common Stock of the Registrant (Incorporated by reference to Exhibit 4.2 forming a part of the Company's Registration Statement on Form SB-2 (File No. 333-20625) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended)

           10.1   1994 Stock Option Plan (Incorporated by reference to Exhibit
           10.1 forming a part of the Company's Registration Statement on Form SB-2 (File No. 333-20625) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended)

           10.2   1996 Stock Incentive Plan (Incorporated by reference to
           Exhibit 10.2 forming a part of the Company's Registration Statement on Form SB-2 (File No. 333-20625) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended)

           10.3 Employment Agreement between the Registrant and Steven A. Rogers (Incorporated by reference to Exhibit 10.3 forming a part of the Company's Registration Statement on Form SB-2 (File No. 333-20625) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended)

           10.4 Form of Consulting Agreement by and between the Registrant and Barington Capital Group, L.P. (Incorporated by reference to Exhibit
           10.4 forming a part of the Company's Registration Statement on Form SB-2 (File No. 333-20625) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended)

           10.5 Letter Agreement, dated October 7, 1996, between Barington Capital Group and the Registrant (Incorporated by reference to Exhibit 10.5 forming a part of the Company's Registration Statement on Form SB-2 (File No. 333-20625) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended)

           10.6 Letter Agreement, dated December 5, 1995, by and among PVR Securities, Inc., the Registrant, Steven A. Rogers and John B. Torkelsen (Incorporated by reference to Exhibit 10.6 forming a part of the Company's Registration Statement on Form SB-2 (File No. 333-20625) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended)

           10.7 Voting Agreement, dated December 19, 1996, by and among the Registrant, Steven A. Rogers, Applewood Associates, L.P. and Acorn Technology Partners, L.P. (Incorporated by reference to Exhibit 10.7 forming a part of the Company's Registration Statement on Form SB-2 (File No. 333-20625) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended)

           10.8 Form of Stock Option Agreement, dated December 18, 1997, by and between the Company and Barington Capital Group, L.P.

           11     Statement regarding calculation of net income per share

           21     Subsidiaries of the Company (Incorporated by reference to
           Exhibit 21 forming a part of the Company's Registration Statement on Form SB-2 (File No. 333-35913) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended)

           27     Financial Data Schedule

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended December 31, 1997.

                                   SIGNATURES

           In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

                                       OBJECTIVE COMMUNICATIONS, INC.
                                       (Registrant)

                                       By: /s/ Steven A. Rogers
                                          --------------------------------------
                                       Steven A. Rogers
                                       President and Chief Executive Officer

           In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

               SIGNATURES                              TITLE                            DATE
               ----------                              -----                            ----
 /s/ Steven A. Rogers                       President and Chief Executive          March 31, 1998
----------------------------------------    Officer, and Director
             Steven A. Rogers               (Principal Executive Officer)

 /s/ Robert H. Emery                        Vice President of                      March 31, 1998
----------------------------------------    Administration and Finance and
             Robert H. Emery                Secretary (Principal Financial
                                            and Accounting Officer)

 /s/ Clifford M. Kendall                    Chairman of the Board of               March 31, 1998
----------------------------------------    Directors
           Clifford M. Kendall

 /s/ Anthony M. Agnello                     Director                               March 31, 1998
----------------------------------------
            Anthony M. Agnello

 /s/ Robert L. Barnett                      Director                               March 31, 1998
----------------------------------------
            Robert L. Barnett

 /s/ Donald W. Barrett                      Director                               March 31, 1998
----------------------------------------
            Donald W. Barrett

 /s/ Eugene R. Cacciamani                   Director                               March 31, 1998
----------------------------------------
           Eugene R. Cacciamani

 /s/ Marc S. Cooper                         Director                               March 31, 1998
----------------------------------------
              Marc S. Cooper

 /s/ Lincoln D. Faurer                      Director                               March 31, 1998
----------------------------------------
            Lincoln D. Faurer

 /s/ Richard T. Liebhaber                   Director                               March 31, 1998
----------------------------------------
           Richard T. Liebhaber

 /s/ Roy C. Nash                            Director                               March 31, 1998
----------------------------------------
               Roy C. Nash

 /s/ John B. Torkelsen                      Director                               March 31, 1998
----------------------------------------
            John B. Torkelsen


571804 v3