Form 10QSB
period 1998-03-31
OBJECTIVE COMMUNICATIONS INC
filed 1998-05-15
CIK 944310

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1998

[ ]   Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from           to
                               ---------    ------------

Commission file number 000-22235
                       ---------------------------------

                       Objective Communications, Inc.

--------------------------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

                Delaware                        54-1707962
                --------                        ----------
     (State or Other Jurisdiction of         (I.R.S. Employer
      Incorporation or Organization)         Identification No.)


                             50 International Drive
                              Portsmouth, NH 03801

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

APPLICATION ONLY TO CORPORATE ISSUERS

   State the number of shares outstanding of each of the issuer's classes of common equity, as of May 13, 1998: 5,723,100

Transitional Small Business Disclosure Format (check one):

   Yes        No   X
       -----    -----

                       Part I - Financial Information

ITEM 1.  FINANCIAL STATEMENTS

                       OBJECTIVE COMMUNICATIONS, INC.
                      (A Development Stage Enterprise)
                               Balance Sheets

ASSETS

                                                                   March 31, 1998              December 31, 1997
                                                                   --------------              -----------------
                                                                    (Unaudited)
Current assets:
            Cash and cash equivalents                              $  8,541,148                 $ 18,199,434
            Inventory                                                 6,289,556                    1,700,935
            Other current assets                                      1,094,906                      675,289

                                                                   ------------                 ------------
                           Total current assets                      15,925,610                   20,575,658

            Property and equipment, net                               5,112,556                    2,306,048
            Trademarks and patents                                      130,420                      108,475
            Other assets                                                 89,966                       92,519
                                                                   ------------                 ------------

                                                                   $ 21,258,552                 $ 23,082,700
                                                                   ============                 ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
            Notes payable                                          $    230,063                    $       -
            Accounts payable                                          5,194,253                    3,077,723
            Deferred revenue                                             78,434                      133,180
            Accrued liabilities                                         605,262                      752,018
            Obligations under capital lease, current portion            591,012                      190,454

                                                                   ------------                 ------------
                           Total current liabilities                  6,699,024                    4,153,375
Obligations under capital lease, less current portion                    90,176                       57,196

                                                                   ------------                 ------------
                           Total liabilities                          6,789,200                    4,210,571

Stockholders' equity:

            Preferred Stock, par value $.01, 250,000 shares authorized; none issued and outstanding at March 31, 1998 and December 31, 1997

            Common stock, par value $.01, 10,000,000 shares authorized;
             5,676,850 issued and outstanding at March 31, 1998 and
             December 31, 1997, respectively                             56,769                       56,769

            Additional paid-in capital                               36,101,388                   35,960,466

            Deficit accumulated during development stage            (21,688,805)                 (17,145,106)

                                                                   ------------                 ------------
                           Total stockholders' equity                14,469,352                   18,872,129
                                                                   ------------                 ------------

                                                                   $ 21,258,552                 $ 23,082,700
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

                         OBJECTIVE COMMUNICATIONS, INC.
                        (A Development Stage Enterprise)
                            Statements of Operations
                                   (Unaudited)
                                   -----------

                                                  For the three months ended              For the period
                                                           March 31,                      October 5, 1993
                                                                                      (date of inception) to
                                                   1998                1997               March 31, 1998
                                                   ----                ----               --------------
Revenues                                      $   110,505         $         -           $   606,165
Cost of sales                                      64,304                   -               313,679
                                              -----------         -----------           -----------
Gross margin                                       46,201                   -               292,486
                                              -----------         -----------           -----------
Operating expenses:
       Research and development                 2,616,588             459,934            11,339,978
       Selling, general and administrative      1,741,344             661,866             8,329,969
       Depreciation and amortization              398,008             109,858             1,450,244
       Other                                            -                   -                15,997
                                              -----------         -----------           -----------
            Total operating expenses            4,755,940           1,231,658            21,136,188
                                              -----------         -----------           -----------
Loss from operations                           (4,709,739)         (1,231,658)          (20,843,702)
Interest (income) expense, net                   (166,040)            210,387               438,206
                                              -----------         -----------           -----------
Net loss                                      $(4,543,699)        $(1,442,045)         $(21,281,908)
                                              -----------         -----------           -----------
Net loss per common share - basic             $     (0.80)        $     (0.40)
                                              ===========         ===========

Shares outstanding - basic                      5,676,850           3,607,634
                                              ===========         ===========

 The accompanying notes are an integral part of these financial statements.

                       OBJECTIVE COMMUNICATIONS, INC.
                      (A Development Stage Enterprise)
                          Statements of Cash Flows
                                (Unaudited)

                                                                                                                  For the period
                                                                                                                 October 5, 1993
                                                                              Three months ended March 31,    (Date of inception) to
                                                                                 1998             1997            March 31, 1998
                                                                                 ----             ----            --------------
Cash flows from operating activities:
    Net loss                                                                 ($4,543,699)     ($1,442,045)        ($21,281,908)
    Adjustments to reconcile net loss to net cash
             used in operating activities:
     Depreciation and amortization                                               398,008          109,856            1,450,244
     Interest expenses related to issuance of warrants                                 -          195,334              706,789
     Non-cash compensation expense                                               140,922          340,166              481,088
     Stock issued in exchange for services rendered                                    -                -               55,834

     Changes in operating assets and liabilities:
         Accounts receivable                                                           -           49,132                    -
         Other current assets                                                   (189,554)        (185,747)            (864,843)
         Inventory                                                            (4,588,621)        (105,259)          (6,289,556)
         Trademarks and patents                                                  (24,082)         (14,523)            (111,934)
         Other assets                                                              2,553                -             (117,142)
         Accounts payable                                                      2,116,530           16,520            5,194,253
         Deferred revenue                                                        (54,746)               -               78,434
         Accrued liabilities                                                    (146,756)        (116,716)             605,262
                                                                             -----------      -----------          -----------

                  Net cash used in operating activities                       (6,889,445)      (1,153,282)         (20,093,479)
                                                                             -----------      -----------          -----------
Cash flows from investing activities:

    Purchase of property and equipment                                        (2,615,306)        (191,985)          (5,307,799)
                                                                             -----------      -----------          -----------

                  Net cash used in investing activities                       (2,615,306)        (191,985)          (5,307,799)
                                                                             -----------      -----------          -----------
Cash flows from financing activities:

    Net proceeds from the issuance of Series A Preferred Stock                         -          962,203            1,810,643
    Net proceeds from the issuance of common stock                                     -                -           32,344,683
    Net proceeds from the issuance of notes payable                                    -                -            2,550,000
    Repayments of notes payable                                                        -                -           (2,550,000)
    Proceeds from the issuance of notes payable to related parties                     -                -              716,223
    Repayment of notes payable to related parties                                      -                -             (364,000)
    Debt issue costs                                                                   -                -             (258,131)
    Principal payments on capital leases                                        (153,535)          (1,391)            (306,992)
                                                                             -----------      -----------          -----------

                  Net cash provided by financing activities                     (153,535)         960,812           33,942,426
                                                                             -----------      -----------          -----------

Net increase (decrease) in cash and cash equivalents                          (9,658,286)        (384,455)           8,541,148

Cash and cash equivalents, at beginning of period                             18,199,434          623,241                    -
                                                                              ----------       ----------           ----------

Cash and cash equivalents, at end of period                                   $8,541,148       $  238,786           $8,541,148
                                                                              ==========       ==========           ==========

Supplemental disclosure of non-cash investing and financing activities:

Current asset financed by issuance of note payable                            $  230,063

  The accompanying notes are an integral part of these financial statements.

                       OBJECTIVE COMMUNICATIONS, INC.
                      (A Development Stage Enterprise)
                       Notes To Financial Statements
                                (Unaudited)

1.  Basis of Presentation

     The accompanying unaudited condensed financial statements as of March 31, 1998 and for the three months ended March 31, 1998 and 1997 have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and
   Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such financial statements contain all adjustments consisting only of normal recurring entries, necessary to present fairly the financial position as of March 31, 1998 and the results of operations for the three months ended March 31, 1998 and 1997. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended and as of December 31, 1997 included in the Objective Communications, Inc. (the "Company") Annual Report on Form 10-KSB, dated March 31, 1998, as filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Certain prior year items have been reclassified to conform to the current period's format. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the entire year.

2.  Net Loss Per Share

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

3.  Income taxes

     The Company did not record a provision for income taxes for the three months ended March 31, 1998 and 1997 since the Company has had net operating losses during each of those periods. The Company recorded a full valuation allowance against the net deferred tax asset generated primarily from its net operating loss carryforwards.

4.  Accounting Standards

     In June 1997, the Financial Accounting Standard Board issued Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The Company has adopted the new standard beginning in the three months ended March 31, 1998. There were no items of comprehensive income for the three months ended March 31, 1998. SFAS No. 131 specifies new guidelines for determining a company's operating segments and related requirements for disclosure. The Company is in the process of evaluating the impact of the new standard on the presentation of the financial statements and the disclosures therein. The Statement will become effective for fiscal years beginning after December 15, 1997. The Company will adopt the new standard for the fiscal year ending December 31, 1998.

5. Inventory consisted of the following at:

                                       March 31,    December 31,
                                         1998          1997
                                         ----          ----

Raw Material                          $3,422,895      $901,548
Work in Progress                          72,147        24,272
Finished Goods                         2,794,514       775,115
                                      ----------    ----------
                                      $6,289,556    $1,700,935
                                      ==========    ==========

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements contained in this Quarterly Report on Form 10-QSB constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements involve known and unknown risks, uncertainties or other factors which may cause actual results, performance or achievement of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Factors that might cause such a difference include risks and uncertainties related to the Company's dependence on the emerging market for video broadcast, retrieval and conferencing, development of additional products, protection of the Company's intellectual property, limited marketing experience, limited number of customers, and the need for additional personnel, as well as risks and uncertainties associated with the Company's growth strategy, technological changes affecting the Company and competitive factors affecting the Company.

     The following discussion should be read in conjunction with the unaudited financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-QSB.

   OVERVIEW

     Objective Communications designs, develops and markets the first high quality, cost-effective video network system that supports video broadcast, retrieval of stored video and multi-party conferencing to and from a desktop personal computer or conference room over the same wire used by the telephone lines. The Company was incorporated in October 1993. The Company's operations to date have related primarily to organizational activities, including research and development, the development and shipment of its initial products, recruiting management and technical personnel, and raising capital.

     To date, the Company has not generated substantial revenues from the sale of its products and services. Late in the fourth quarter of 1997 the Company shipped 40 Vidphone(R) video network systems to customers and resellers. These initial shipments constituted the first deployment of the new Vidphone(R) system technology. Installation and acceptance of these systems began in the three months ended March 31, 1998. However, the Company has deferred revenue recognition pending customer acceptance of a majority of these initial shipments.

     The Company expects to incur substantial operating expenses in the future to support its product development efforts, expand and enhance significantly its sales and marketing capabilities and organization, expand its technical and management personnel, and for other selling, general and administrative expenses. Through March 31, 1998, the Company had cumulative losses since inception of approximately $21.3 million. The Company expects to incur additional operating losses until the Company's products achieve commercial acceptance, which is expected to occur in 1998. The Company's results of operations may vary significantly from quarter to quarter during this period. Through March 31, 1998, the Company's operations have been funded primarily through public and private sales of debt and equity securities.

     During November 1997, the Company issued 1,000,000 shares of Common Stock at $23.125 per share and received net proceeds of approximately $21.5 million (net of underwriting discounts) in a public offering pursuant to Registration Statement on Form SB-2 (File No. 333-35913) (the "Follow-on Offering"). These proceeds are being used to fund the Company's inventory, capital expenditures (including facilities expansion), sales and marketing, product development, working capital and general corporate purposes.

     During the first quarter, the Company leased an additional facility in Portsmouth, New Hampshire to house the Company's headquarters, research and development, administrative, financial, and marketing and sales activities. The original New Hampshire facility leased by the Company is now occupied by the Company's production and customer service and support organizations. The Company maintains a sales office in the Washington, D.C. metropolitan area and intends to hire additional sales personnel for the new New Hampshire facility. At March 31, 1998 the Company had approximately 115 employees.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997

      Revenues. The Company recognized revenues of approximately $111,000 in the three months ended March 31, 1998. The Company did not recognize any revenue in the three months ended March 31, 1997. The revenue recognized in the first quarter of 1998 related to equipment shipments made in the fourth quarter of 1997 that were accepted by the customer in the first quarter of 1998 and for which the Company received full payment. Fourteen additional systems were shipped in the first quarter of 1998, payment for ten of which is expected to generate revenues in 1998. During the first quarter of 1997, the Company devoted all of its resources to the development and production of the VidPhone(R) system and related software products and did not ship any products during such period or recognize any revenue.

      Cost of sales in the three months ended March 31, 1998 were approximately $64,000. The Company did not incur any cost of sales in the three months ended March 31, 1997 because there were no sales in such period. Cost of sales includes costs of materials, labor, and allocated manufacturing overhead associated with the manufacture of equipment.

      Gross margin on sales as a percentage of total revenues was approximately $46,000, or 41.8%, in the three months ended March 31, 1998. The Company did not report any revenues in the three months ended March 31, 1997.

      Research and Development. Research and development expenses increased by approximately $2.2 million, or 469%, for the three months ended March 31, 1998, to approximately $2.6 million as compared to $460,000 for the three months ended March 31, 1997. Approximately $700,000 of the increase was due to hiring of technical staff, approximately $860,000 of the increase was due to increased use of materials, and approximately $250,000 of the increase was due to increased levels of spending in connection with final product design. Research and development expenses include the costs associated with all personnel, materials and contract personnel engaged in research and development for the Company, as well as an allocated portion of overhead expenses, such as rent, telephone, and office supplies.

      The Company intends to continue to expand research and development by hiring additional technical staff and purchasing additional research and development related material. As the Company continues developing, testing, and demonstrating its product line, the Company expects research and development expenses to continue to increase.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by approximately $1.1 million, or 163%, in the three months ended March 31, 1998 to approximately $1.7 million from approximately $662,000 during the same period in 1997. Sales and marketing costs increased and will continue to increase as the Company further facilitates acceptance of its products in the marketplace. Customer support staffing and related costs increased during the three months ended March 31, 1998 compared to the same period in 1997 to support installation activities for systems shipped in the fourth quarter of 1997 and the first quarter of 1998. A non-cash compensation charge of $340,000 was recorded in the three months ended March 31, 1997 and a non-cash consulting charge of $141,000 was recorded in the three months ended March 31, 1998. Increased costs of administrative and finance staff as well as increased professional fees, which increases are a result of the Company's growth, becoming a publicly-traded company and the increased size and complexity of operations, have contributed to the net increase of general and administrative costs. The Company expects to continue to expand rapidly the sales and marketing staff in 1998 in order to implement an aggressive marketing plan during the third and fourth quarters of 1998, which the Company expects will continue to increase costs. Additional administrative personnel will also be required to support the sales and customer service and support activities of the Company over the coming months.

      Depreciation and Amortization. Depreciation and amortization increased approximately $288,000 to $398,000 in the first quarter of 1998 from approximately $110,000 in the first quarter of 1997. The increase is due primarily to increased levels of fixed assets and capitalized leases and, to a lesser extent, increased levels of intellectual property held by the Company.

      Net Interest Income. The Company recorded approximately $166,000 of net interest income during the three months ended March 31, 1998 compared to incurring approximately $210,000 of interest expense in the three months ended March 31, 1997. The approximately $178,000 in interest income recorded in the three months ended March 31, 1998, earned on invested proceeds of the Follow-on Offering, was partially offset by approximately $12,000 of interest expense, incurred primarily in connection with capital lease obligations. The $210,000 of interest expense recorded in the three months ended March 31, 1997 was incurred primarily in connection with warrant issuance costs associated with notes issued by the Company in connection with a bridge financing completed in November 1996. There was no interest income earned in the three months ended March 31, 1997.

      Net Loss. As a result of the foregoing factors, the net loss increased by approximately $3.1 million, or 215%, to approximately $4.5 million for the three months ended March 31, 1998 from approximately $1.4 million during the three months ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has incurred cumulative losses aggregating approximately $21.3 million from inception through March 31, 1998. The Company expects to incur additional operating losses for the foreseeable future, principally as a result of expenses associated with the Company's product development efforts and anticipated sales, marketing and general and administrative expenses. During the first quarter of 1998, the Company satisfied its cash requirements principally from the proceeds of the initial public offering of the Company's common stock, completed in April 1997, and the Follow-on Offering and from private sales of equity and debt securities completed during 1997. The primary uses of cash have been to fund research and development, sales, general and administrative expenses, and to build inventory levels to support shipments of the Company's products in 1998.

   The Company's cash and cash equivalents decreased by approximately $9.7 million to $8.5 million at March 31, 1998, compared to $18.2 million at December 31, 1997. The Company utilized a portion of such cash for inventory for units shipped in the first quarter of 1998, costs related to research and development in response to market demands for functionality, and marketing capabilities to support major potential reseller relationships. The Company plans to utilize the remaining proceeds from the Follow-on Offering and cash flows from recent and future sales to fund continued product development, fund working capital and facilitate expansion of the Company's business.

      Net cash used in operating activities in the three months ended March 31, 1998 was approximately $6.9 million. The net loss in the first quarter, reduced by depreciation and amortization and the non-cash compensation charge, was $4.0 million. Inventories increased by $4.6 million, funded in part by an increase of $2.1 million in accounts payable over the quarter. Inventory at March 31, 1998 was approximately $6.3 million, compared to approximately $1.7 million at December 31, 1997. Inventory at March 31, 1998 included approximately $2.8 million of finished goods representing the value of equipment shipped in the fourth quarter of 1997 and the first quarter of 1998 which the Company expects will be fully installed in the second quarter of 1998.

      Net cash used in investing activities in the three months ended March 31, 1998 was approximately $2.6 million, approximately $1.9 million of which was related to improving, furnishing and equipping the new facility in New Hampshire. The remaining investments in capital equipment consisted primarily of computer and production equipment. Of the total of approximately $3.2 million in additions to property and equipment in the quarter, $587,000 were financed by additions to capital lease obligations and the remainder were due primarily to leasehold improvements.

      Net cash used in financing activities was approximately $154,000 consisting of principal payments on capital lease obligations.

      At March 31, 1998, the Company had cash and cash equivalents of approximately $8.5 million, compared to approximately $18.2 million at December 31, 1997. Based on the Company's anticipated level of expenditures and commitments, management anticipates that its current financial resources, together with cash generated by operations, will be sufficient to continue to fund operations through June 1998. Cash flows from operations are not currently expected to be sufficient to fund the Company's op-erations during 1998, and management anticipates that it will continue to experience negative cash flow from operations for the foreseeable future until its products achieve commercial acceptance, which currently is estimated to occur in late 1998. As reflected in the audited financial statements of the Company for the year ended December 31, 1997, and the report of the Company's independent accountants thereon, the Company has suffered recurring losses from operations and has a working capital and an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Accordingly, the Company is currently pursuing additional sources of financing, and is considering both debt and equity alternatives. The Company has required substantial funding through debt and equity financings since its inception and, historically, has been successful in obtaining debt and equity financing from unaffiliated third parties. The Company has established relationships with investment banking firms, and management anticipates that it will be able to raise additional capital to meet its obligations and fund working capital requirements after June 1998 as such obligations come due. However, the Company does not currently have any commitments for debt or equity financing and accordingly, there can be no assurance that it will be successful in its efforts to secure additional financing on terms acceptable to the Company or at all.

                                  Part II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

3.1 Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit No. 3.1 forming a part of the Company's Registration Statement on Form SB-2 (File No. 333-20625) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).

3.2 Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 forming a part of Amendment No. 2 to the Company's Registration Statement on Form SB-2 (File No. 333-20625) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).

4.1 Form of Warrant for the Purchase of Shares of Common Stock, issued in connection with the private placement of 2,000,000 aggregate principal amount of Bridge Notes (Incorporated by reference to Exhibit 3.4 forming a part of the Company's Registration statement on Form SB-2 (File No. 333-20625) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).

4.2 Form of Warrant to Purchase Common Stock of the Company, issued in connection with the private placement of units in June 1995 and August 1996 (Incorporated by reference to Exhibit 3.5 forming a part of the Company's Registration Statement on Form SB-2 (File No. 333-20625) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).

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

4.5 Form of Stock Option Agreement, dated December 18, 1997, by and between the Company and Barington Capital Group, L.P. (Incorporated by reference to Exhibit 10.8 forming a part of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997).

4.6 Specimen certificate evidencing shares of Common Stock of the Company (Incorporated by reference to Exhibit 4.2 forming a part of Amendment No. 2 to the Company's Registration Statement on Form SB-2 (File No. 333-20625) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).

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

10.3 Employment Agreement between the Company and Steven A. Rogers (Incorporated by reference to Exhibit No. 10.3 forming part of Amendment No. 2 to the Company's Registration Statement on Form SB-2 (File No. 333-20625) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).

10.4 Form of Consulting Agreement by and between the Company and Barington Capital Group, L.P. (Incorporated by reference to Exhibit No. 10.4 forming a part of the Company's Registration Statement on Form SB-2 (File No. 333-20625) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).

10.5 Letter Agreement, dated October 7, 1996, between Barington Capital Group and the Company (Incorporated by reference to Exhibit No. 10.5 forming a part of Amendment No. 2 to the Company's Registration Statement on Form SB-2 (File No. 33-20625) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).

10.6 Letter Agreement, dated December 5, 1995, by and among PVR Securities, Inc., the Company, Steven A. Rogers and John B. Torkelsen (Incorporated by reference to Exhibit No. 10.6 forming a part of Amendment No. 2 to the Company's Registration Statement on Form SB-2 (File No. 333-20625) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).

10.7 Voting Agreement, dated December 19, 1996, by and among the Company, Steven A. Rogers, Applewood Associates, L.P. and Acorn Technology Partners, L.P. (Incorporated by reference to Exhibit No. 10.7 forming a part of Amendment No. 2 to the Company's Registration Statement on Form SB-2 (File No. 333-20625) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).

11       Statement re: computation of per share earnings.

27.1     Financial Data Schedule.

(b)      Reports on Form 8-K during the quarter ended March 31, 1998.

         The Company's Current Report on Form 8-K dated April 10, 1998 and filed April 15, 1998 for the purpose of filing as an exhibit a press release relating to shipments made by the Company during the first quarter of 1998 and revenue recognition for the period.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Objective Communications, Inc.

                                By:  /s/ Steven A. Rogers
                                     ---------------------
                                     Steven A. Rogers
                                     President and Chief Executive Officer
                                     (duly authorized executive officer)

                                     /s/ Robert H. Emery
                                     --------------------
                                     Robert H. Emery
                                     Vice President, Administration and Finance
                                     (principal financial officer)

May 15, 1998