Form 10QSB
period 1998-06-30
OBJECTIVE COMMUNICATIONS INC
filed 1998-08-14
CIK 944310

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB



(Mark One)

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1998

[ ]      Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from           to
                              ----------   ----------

Commission file number 000-22235
                       --------------------------------

                         Objective Communications, Inc.
 ------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

               Delaware                             54-1707962
     -------------------------------           -------------------
     (State or Other Jurisdiction of             (I.R.S. Employer
      Incorporation or Organization)           Identification No.)

                             50 International Drive
                              Portsmouth, NH 03801
 ------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (603) 334-6700
 ------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

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

APPLICATION ONLY TO CORPORATE ISSUERS

  State the number of shares outstanding of each of the issuer's classes of common equity, as of August 12, 1998: 5,741,035


Transitional Small Business Disclosure Format (check one):

   Yes       No  X
      -----    -----

                         Part I - Financial Information


ITEM 1. FINANCIAL STATEMENTS


                         OBJECTIVE COMMUNICATIONS, INC.
                        (A Development Stage Enterprise)
                                 Balance Sheets

ASSETS
                                                                                            June 30,               December 31,
                                                                                              1998                     1997
                                                                                    -----------------------  -----------------------
                                                                                          (Unaudited)
Current assets:
            Cash and cash equivalents                                                  $      2,643,783         $    18,199,434
            Inventory                                                                         8,131,039               1,700,935
            Other current assets                                                                537,540                 675,289

                                                                                       ----------------         ---------------
                           Total current assets                                              11,312,362              20,575,658

            Property and equipment, net                                                       4,209,042               2,306,048
            Trademarks and patents                                                              167,690                 108,475
            Other assets                                                                        109,966                  92,519

                                                                                       ----------------         ---------------

                                                                                       $     15,799,060         $    23,082,700
                                                                                       ================         ===============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
            Notes payable                                                              $        167,348         $             -
            Accounts payable                                                                  7,352,538               3,077,723
            Deferred revenue                                                                     94,918                 133,180
            Accrued liabilities                                                                 614,457                 752,018
            Obligations under capital lease, current portion                                    462,030                 190,454

                                                                                       ----------------         ---------------
                           Total current liabilities                                          8,691,291               4,153,375
Obligations under capital lease, less current portion                                           129,980                  57,196

                                                                                       ----------------         ---------------
                           Total liabilities                                                  8,821,271               4,210,571

Stockholders' equity:
            Preferred Stock, par value $.01, 250,000 shares authorized; none issued and outstanding at June 30, 1998 and December 31, 1997

            Common stock, par value $.01, 10,000,000 shares authorized;
              5,741,035 and 5,676,850 issued and outstanding at June 30, 1998
              and December 31, 1997, respectively                                                57,410                  56,769

            Additional paid-in capital                                                       36,462,909              35,960,466

            Deficit accumulated during development stage                                    (29,542,530)            (17,145,106)

                                                                                       ----------------         ---------------
                           Total stockholders' equity                                         6,977,789              18,872,129
                                                                                       ----------------         ---------------

                                                                                       $     15,799,060         $    23,082,700
                                                                                       ================         ===============

   The accompanying notes are an integral part of these financial statements.

                         OBJECTIVE COMMUNICATIONS, INC.
                        (A Development Stage Enterprise)
                            Statements of Operations
                                   (Unaudited)
                                   -----------

                                               For the three months ended         For the six months ended     For the period
                                                       June 30,                            June 30,            October 5, 1993
                                                                                                           (Date of inception) to
                                                1998             1997            1998            1997           June 30, 1998
                                                ----             ----            ----            ----           -------------
 Revenues                                  $            -   $            -  $      110,505   $            -    $      606,165
 Cost of sales                                          -                -          64,304                -           313,679
                                          ---------------  --------------- ---------------  ---------------  ----------------

 Gross margin                                           -                -          46,201                -           292,486
                                          ---------------  --------------- ---------------  ---------------  ----------------

 Operating expenses:
    Research and development                    4,616,462          870,706       7,233,050        1,330,640        15,956,440
    Selling, general and administrative         2,697,879          814,020       4,439,223        1,475,885        11,027,848
    Depreciation and amortization                 572,043          212,821         970,050          322,679         2,022,286
    Other                                               -                -               -                -            15,997
                                          ---------------  --------------- ---------------  ---------------  ----------------

             Total operating expenses           7,886,384        1,897,547      12,642,323        3,129,204        29,022,571
                                          ---------------   -------------- ---------------   --------------    --------------

 Loss from operations                          (7,886,384)      (1,897,547)    (12,596,122)      (3,129,204)      (28,730,085)
 Interest (income) expense, net                   (32,659)         218,050        (198,698)         428,437           405,548
                                          ---------------  --------------- ---------------  ---------------    --------------

 Net loss                                  $   (7,853,725)  $   (2,115,597) $  (12,397,424)  $   (3,557,641)  $   (29,135,633)
                                           ==============   ==============  ==============   ==============   ===============

 Net loss per common share - basic
   and diluted                             $        (1.37)  $        (0.49) $        (2.18)  $        (1.11)
                                           ==============   ==============  ==============   ==============


 Weighted average shares
   outstanding - basic and diluted              5,715,359        4,346,569       5,696,211        3,196,822
                                                =========        =========       =========        =========



   The accompanying notes are an integral part of these financial statements.

                         OBJECTIVE COMMUNICATIONS, INC.
                        (A Development Stage Enterprise)
                            Statements of Cash Flows
                                  (Unaudited)




                                                                                                                   For the period
                                                                                                                   October 5, 1993
                                                                              For the six months ended June 30,  (Date of inception)
                                                                                      1998            1997         to June 30, 1998
                                                                                      ----            ----         ----------------

 Cash flows from operating activities:
      Net loss                                                                     ($12,397,424)     ($3,557,641)   ($29,135,633)
      Adjustments to reconcile net loss to net cash
               used in operating activities:
       Depreciation and amortization                                                    970,051          322,679       2,022,287
       Interest expenses related to issuance of warrants                                      -          385,000         706,789
       Non-cash compensation expense                                                    281,844          340,166         622,010
       Stock issued in exchange for services rendered                                         -                -          55,834

       Changes in operating assets and liabilities:
           Accounts receivable                                                                -           49,131               -
           Other current assets                                                         367,812          (92,826)       (307,477)
           Inventory                                                                 (6,430,104)         (81,919)     (8,131,039)
           Trademarks and patents                                                       (64,071)         (64,848)       (183,766)
           Other assets                                                                 (17,447)               -        (105,299)
           Accounts payable                                                           4,274,815         (427,852)      7,352,538
           Deferred revenue                                                             (38,262)               -          94,918
           Accrued liabilities                                                         (137,561)         (44,175)        614,457
                                                                                  -------------    -------------   -------------

                           Net cash used in operating activities                    (13,190,347)      (3,172,285)    (26,394,381)
                                                                                  -------------    -------------   -------------

  Cash flows from investing activities:
      Purchase of property and equipment                                             (3,636,549)        (396,380)     (6,329,042)
      Sale of leasehold improvements                                                  1,470,000                -       1,470,000
                                                                                  -------------    -------------   -------------

                           Net cash used in investing activities                     (2,166,549)        (396,380)     (4,859,042)
                                                                                  -------------    -------------   -------------

  Cash flows from financing activities:

      Net proceeds from the issuance of Series A Preferred Stock                              -          962,203       1,810,643
      Net proceeds from the issuance of common stock                                    221,240        9,510,576      32,565,923
      Net proceeds from the issuance of notes payable                                         -                -       2,550,000
      Repayments of notes payable                                                       (62,715)      (2,300,000)     (2,612,715)
      Proceeds from the issuance of notes payable to related parties                          -         (199,000)        716,223
      Repayment of notes payable to related parties                                           -                -        (364,000)
      Debt issue costs                                                                        -                -        (258,131)
      Principal payments on capital leases                                             (357,280)          (9,294)       (510,737)
                                                                                  -------------    -------------   -------------

                           Net cash provided by (used in) financing activities         (198,755)       7,964,485      33,897,206
                                                                                  -------------    -------------   -------------

  Net increase (decrease) in cash and cash equivalents                              (15,555,651)       4,395,820       2,643,783

  Cash and cash equivalents, at beginning of period                                  18,199,434          623,241               -
                                                                                  -------------    -------------   -------------

  Cash and cash equivalents, at end of period                                     $   2,643,783    $   5,019,061   $   2,643,783
                                                                                  =============    =============   =============

  Supplemental disclosure of non-cash investing and financing activities:

  Current asset financed by issuance of note payable                              $     230,063
  Capital lease obligations                                                       $     701,640

   The accompanying notes are an integral part of these financial statements.

                         OBJECTIVE COMMUNICATIONS, INC.
                        (A Development Stage Enterprise)
                          Notes To Financial Statements
                                   (Unaudited)


1.       Basis of Presentation

          The accompanying unaudited condensed financial statements as of June 30, 1998 and for the three and six months ended June 30, 1998 and 1997 have been prepared in accordance with generally accepted accounting principles for interim financial information and instructions to Form 10-QSB and
     Article 10 of Regulation S-X. In the opinion of management, such financial statements contain all adjustments, consisting only of normal recurring entries, necessary to present fairly the financial position of Objective Communications, Inc. (the "Company") as of June 30, 1998 and the results of operations for the three and six months ended June 30, 1998 and 1997. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended and as of December 31, 1997 included in the Company's Annual Report on Form 10-KSB, dated March 31, 1998, as filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Certain prior year items have been reclassified to conform to the current period's format. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the entire year.


2.       Net Loss Per Share

          The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share," which modifies the calculation of earnings (loss) per share. Net loss per common share is based on the weighted average number of common shares and dilutive common share equivalents outstanding during the periods presented. Basic earnings (loss) per share are calculated by dividing net income (loss) by the weighted average shares outstanding. Diluted earnings (loss) per share reflect the dilutive effect of stock options and warrants and are presented only if the effect is not anti-dilutive.

3.       Income Taxes

          The Company did not record a provision for income taxes for the three and six months ended June 30, 1998 and 1997 since the Company has had net operating losses during each of those periods. The Company recorded a full valuation allowance against the net deferred tax asset generated primarily from its net operating loss carryforwards.

4.       Accounting Standards

          In June 1997, the Financial Accounting Standard Board issued
     SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The Company adopted the new standard effective for the three months ended March 31, 1998. There were no items of comprehensive income for the first two quarters of the fiscal year ended December 31, 1998. SFAS No. 131 specifies new guidelines for determining a company's operating segments and related requirements for disclosure. The Company is in the process of evaluating the impact of the new standard on the presentation of the financial statements and the disclosures therein. The Statement will become effective for fiscal years beginning after December 15, 1997. The Company will adopt the new standard for the fiscal year ending December 31, 1998.

          In June 1998, the Financial Accounting Standard Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The new standard requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company will adopt the new standard for the fiscal year ending December 31, 2000. Management is evaluating the impact SFAS No. 133 may have on the Company's financial statements.

5. Inventory consisted of the following at:

                                                          June 30,            December 31,
                                                            1998                  1997
                                                            ----                  ----
                         Raw Material                   $5,507,718               $901,548
                         Work in Progress                   58,361                 24,272
                         Finished Goods                  2,564,960                775,115
                                                         ---------                -------
                                                        $8,131,039             $1,700,935
                                                        ==========             ==========

6.    Sale of Leasehold Improvements

     In the fourth quarter of 1997, the Company reached an agreement with the Pease Development Authority to enter into a lease agreement for additional office space and, in exchange for a favorable rental rate, the Company agreed to fund significant improvements to the facility. Through June 1998 the Company had invested in excess of $1.8 million in improvements to the new offices. In June 1998 the Company and the Pease Development Authority modified the previous agreement in that the Pease Development Authority agreed to purchase $1,470,000 of the leasehold improvements in consideration of the Company's agreement to adjust the previously agreed rental rate to a market rate. In June 1998 the Company received the proceeds from that sale, less accrued rent of $83,870.

7.    Subsequent Events

     The Company has experienced delays in completing product development. The Company shipped the first VidPhone(R) systems in the fourth quarter of 1997 and shipments continued during the first quarter of 1998. However, the products shipped did not achieve complete customer functionality, and the Company has continued to work on product functionality and enhancements. During late July and early August 1998, at the request of the Company, 27 VidPhone(R) systems were returned to the Company by a reseller for upgrade. The Company intends to upgrade the VidPhone(R) systems at its headquarters and return the switches to inventory, canceling a significant portion of the reseller's order. The cost of the return and upgrade, which will be paid for by the Company, is expected to be in the range of $1,700 per system, all of which will be incurred during the third quarter of 1998. On August 12, 1998, the Company announced the introduction of Release 1.4, which the Company believes includes broadcast and video conferencing functionality that will meet current customers' requirements. Following the introduction of Release 1.4 and the related upgrade of existing VidPhone(R) systems, the Company believes that the VidPhone(R) system will achieve acceptable customer functionality.

     On July 1, 1998, the Company reduced its personnel to approximately 90 from approximately 130. No severance was accrued due to the immateriality of the amount. The Company also closed its Northern Virginia sales office and accrued $120,000 to cover the costs of cancellation of plans to lease new sales offices in the Washington, D.C. metropolitan area. On July 6, 1998, the Company announced that James F. Bunker has been elected President and Chief Executive Officer of the Company. Mr. Bunker is an experienced industry executive who has driven successful corporate turnarounds at several technology companies including General Instrument and M/A-COM. Mr. Steven A. Rogers, who is the founder of the Company and its former President and CEO, was elected as the Company's Chief Technical Officer and Vice President Engineering, as the Company continues to focus on product development and meeting customer expectations regarding functionality.

     On July 13, 1998, the Company announced that it had raised $3.125 million in gross proceeds from a private placement of 5% Convertible Debentures due 2003 (the "5% Convertible Debentures"), $625,000 of which was purchased by certain directors, executive officers and affiliated investors of the Company. The proceeds of the financing will be used for working capital and general corporate purposes. The Company believes that its existing resources will be sufficient to fund operations through October 1998. The Company currently is seeking additional sources of debt or equity financing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements contained in this Quarterly Report on Form 10-QSB constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements involve known and unknown risks, uncertainties or other factors which may cause actual results, performance or achievement of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Factors that might cause such a difference include risks and uncertainties related to product development, competition and competitive products, the Company's dependence on the emerging market for video broadcast, retrieval and conferencing, development of additional products, protection of the Company's intellectual property, the Company's limited marketing experience, limited number of customers, and need for additional personnel, as well as risks and uncertainties associated with the Company's growth strategy, technological changes affecting the Company and competitive factors affecting the Company.

     The following discussion should be read in conjunction with the unaudited financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-QSB.

OVERVIEW

     Objective Communications designs, develops and markets the first high quality, cost-effective video network system that supports video broadcast, retrieval of stored video and multi-party conferencing to and from a desktop personal computer or conference room over the same wire used by the telephone(s). The Company was incorporated in October 1993. The Company's operations prior to 1998 related primarily to organizational activities, including research and development, the development of its initial products, recruiting management and technical personnel, and raising capital. During 1998, the Company has continued to focus on product development and enhancing its sales and marketing capabilities, while continuing to recruit management and technical personnel, particularly to support its sales and marketing efforts.

     To date, the Company has not generated substantial revenues from the sale of its products and services. The Company did not earn any revenues from the sale of products or services during 1997, and recognized only $110,505 in revenues from the sale of products during the first half of 1998. The Company currently expects that it will recognize some operating revenues in the second half of 1998. However, it is unable to predict when such revenues will be recognized or the amount that will be recognized, which will depend on customer acceptance of products shipped to date and certain other factors, including new orders and the timing of customer payments, which are beyond the control of the Company.

     In addition, the Company expects to incur substantial operating expenses in the future to support its product development efforts, enhance its sales and marketing capabilities and organization and for other selling, general and administrative expenses. Through June 30, 1998, the Company had cumulative losses since inception of approximately $29.1 million. The Company expects to incur additional operating losses for the foreseeable future, and does not expect that its products will achieve initial customer acceptance until the second half of 1998. The Company's results of operations may vary significantly from quarter to quarter during this period of product introduction and initial sales.

     The Company has experienced delays in completing product development. The Company shipped the first VidPhone(R) systems in the fourth quarter of 1997 and shipments continued during the first quarter of 1998. However, the products shipped did not achieve complete customer functionality, and the Company has continued to work on product functionality and enhancements. During late July and early August 1998, at the request of the Company, 27 VidPhone(R) systems were returned to the Company by a reseller for upgrade. The Company intends to upgrade the VidPhone(R) systems at its headquarters and return the switches to inventory, canceling a significant portion of the reseller's order. The cost of the return and upgrade, which will be paid for by the Company, is expected to be in the range of $1,700 per system, all of which will be incurred during the third quarter of 1998. On August 12, 1998, the Company announced the introduction of Release 1.4, which the Company believes includes broadcast and video conferencing functionality that will meet current customers' requirements. Following the introduction of Release 1.4 and the related upgrade of existing VidPhone(R) systems, the Company believes that the VidPhone(R) system will achieve acceptable customer functionality.

     The Company's sales and marketing efforts are focused on promotional materials and programs that develop distribution channels and that generate revenue. The Company has implemented a Sales Tools and Training Program for resellers, and has completed training for six new Value Added Resellers ("VARs") in 1998. In addition, the Company has initiated joint marketing programs with resellers. For instance, the Company provided support to Unisys, a strategic partner, at six trade shows and with joint radio and print advertisements.

     The Company has made considerable progress since the beginning of 1998 in securing new relationships and product evaluation agreements with prospective corporate customers. Nine VARs have signed reseller agreements, bringing the total number of resellers and strategic alliances to thirteen.

     The Company also has implemented new cash management practices throughout the Company to reduce corporate expenses. On July 1, 1998, the Company reduced its personnel to approximately 90 from approximately 130, and closed its Northern Virginia sales office. To date, the Company has financed operations principally through public and private sales of debt and equity. On July 13, 1998, the Company announced that it had raised $3.125 million in gross proceeds from a private placement of 5% Convertible Debentures due 2003 (the "5% Convertible Debentures"), $625,000 of which was purchased by certain directors, executive officers and affiliated investors of the Company. The proceeds of the financing will be used for working capital and gen-
     eral corporate purposes. The Company believes that its existing resources will be sufficient to fund operations through October 1998. The Company currently is seeking additional sources of debt or equity financing.

          The Company also recently announced that James F. Bunker has been elected President and Chief Executive Officer of the Company. Mr. Bunker is an experienced industry executive who has driven successful corporate turnarounds at several technology companies including General Instrument and M/A-COM. Mr. Steven A. Rogers, who is the founder of the Company and its former President and CEO, was elected as the Company's Chief Technical Officer and Vice President Engineering, as the Company continues to focus on product development and meeting customer expectations regarding functionality.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997

          Revenues. The Company did not recognize any revenues in the three months ended June 30, 1998 or in the three months ended June 30, 1997. In each period, the Company devoted all of its resources to the development and production of the VidPhone(R) system and related software products. The Company did not sell any products during the three months ended June 30, 1998 or 1997.

          The Company did not incur any cost of sales in the three months ended June 30, 1998 or 1997, as the Company did not have any sales in either period.

          Research and Development. Research and development expenses increased by approximately $3.7 million, or 430%, for the three months ended June 30, 1998, to approximately $4.6 million as compared to $871,000 for the three months ended June 30, 1997. Of the approximately $3.7 million increase, approximately $1.2 million was due to hiring of technical staff, approximately $1.4 million was due to increased use of materials and equipment, approximately $600,000 represented write-off of first quarter 1998 capitalized production department costs, $300,000 was related to an increase in the reserve for inventory obsolescence, and approximately $150,000 of the increase was due to increased levels of spending in connection with final product design. Research and development expenses include the costs associated with all personnel, materials and contract personnel engaged in research and development for the Company, as well as an allocated portion of overhead expenses, such as rent, telephone, and office supplies.

          In July 1998, as part of the implementation of a new cash management program and to reduce expenses, the Company reduced full-time personnel to approximately 90 persons from approximately 130. The reduction in force included approximately 13 technical personnel, which will reduce personnel-related research and development costs by approximately $110,000 annually beginning in August 1998. Although technical personnel costs may decrease, the Company will continue developing, testing, and demonstrating its product line, and, accordingly, research and development costs will continue to be incurred.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by approximately $1.9 million, or 231%, in the three months ended June 30, 1998 to approximately $2.7 million from approximately $814,000 during the same period in 1997. Customer support costs increased from approximately $11,000 to approximately $308,000, or approximately $297,000, due primarily to increased customer support staffing levels and related travel expenses to support installations at customer sites and at demonstration and evaluation sites. Sales and marketing costs increased from approximately $344,000 to approximately $1.5 million, or approximately $1.2 million. The increase consisted of approximately $360,000 in higher personnel costs, approximately $245,000 in higher costs associated with tradeshow attendance, approximately $73,000 in increased travel and entertainment costs, and approximately $199,000 in sales and promotional materials expenses. Also included in the three month period were approximately $133,000 of expenses associated with the cancellation of plans to open a new sales office in the metropolitan Washington, D.C. area. General and administrative costs increased approximately $386,000, or 84%, in the three months ended June 30, 1998 compared to the same period in 1997. Approximately $110,000 of the increase is related to increased staffing levels, approximately $192,000 is attributable to increased professional fees and investor relations costs and an additional non-cash charge of approximately $141,000 is related to investment consulting in the period ending June 30, 1998. These increased costs were partially offset by decreases in relocation, recruiting, and travel costs.

          Depreciation and Amortization. Depreciation and amortization increased approximately $359,000 to $572,000 in the second quarter of 1998 from approximately $213,000 in the second quarter of 1997. The increase is due primarily to increased levels of fixed assets and capitalized leases and, to a lesser extent, increased levels of intellectual property held by the Company. Approximately $209,000 related to the amortization of debt issuance costs was included in the total for the second quarter 1997.

          Net Interest Income. The Company recorded approximately $33,000 of net interest income during the three months ended June 30, 1998 compared to incurring approximately $218,000 of interest expense in the three months ended June 30, 1997. The approximately $65,000 in interest income recorded in the three months ended June 30, 1998, earned on invested cash balances, was partially offset by approximately $32,000 of interest expense, incurred primarily in connection with capital lease obligations and the note payable. Interest expense for the three months ended June 30, 1997 included a write-off of approximately $190,000 of unamortized debt discount representing the fair value of warrants issued to holders of bridge notes issued in connection with an earlier financing. Interest income during that period was earned on the proceeds of the Initial Public Offering concluded in April,

     1997.

          Net Loss. As a result of the foregoing factors, the net loss increased by approximately $5.7 million, or 271%, to approximately $7.9 million for the three months ended June 30, 1998 from approximately $2.1 million during the three months ended June 30, 1997.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997

          Revenues. The Company recognized revenues of approximately $111,000 in the six months ended June 30, 1998. The Company did not recognize any revenues during the six months ended June 30, 1997. The revenues were recognized in the first quarter of 1998 and related to equipment shipments made in the fourth quarter of 1997 that were accepted by the customer and for which the Company received full payment. No additional revenues were recognized in the second quarter of 1998. During the first six months of 1997, the Company devoted all of its resources to the development and production of the VidPhone(R) system and related software products and did not sell any products during such period.

          Cost of sales in the six months ended June 30, 1998 were approximately $64,000. The Company did not incur any cost of sales in the six months ended June 30, 1997 as there were no sales in the period. Cost of sales includes costs of materials, labor, and allocated manufacturing overhead associated with the manufacture of equipment.

          Gross margin on sales as a percentage of total revenues was approximately $46,000, or 41.8%, in the six months ended June 30, 1998.

          Research and Development. Research and development expenses increased by approximately $5.9 million, or 443%, for the six months ended June 30, 1998, to approximately $7.2 million as compared to $1.3 million for the six months ended June 30, 1997. Approximately $2.2 million of the increase was due to hiring of technical staff, approximately $2.6 million was due to increased use of materials and equipment, $400,000 was related to an increase in the reserve for inventory obsolescence, and approximately $420,000 of the increase was due to increased levels of spending in connection with final product design. Research and development expenses include the costs associated with all personnel, materials and contract personnel engaged in research and development for the Company, as well as an allocated portion of overhead expenses, such as rent, telephone, and office supplies.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by approximately $3.0 million, or 201%, in the six months ended June 30, 1998 to approximately $4.4 million from approximately $1.5 million during the same period in 1997. Customer support costs increased from approximately $26,000 to approximately $584,000, or approximately $558,000, due primarily to increased customer support staffing levels and related travel expenses to support installations at customer sites and at demonstration and evaluation sites. Sales and marketing costs increased from approximately $434,000 to $2.3 million, or approximately $1.9 million. The increase consisted of approximately $647,000 in increased personnel costs, approximately $304,000 in higher costs associated with tradeshow attendance, approximately $88,000 in increased travel and entertainment costs, and approximately $223,000 in increased sales and promotional expenses. Also included in the six month period were approximately $133,000 of expenses associated with the cancellation of plans to open a new sales office in the metropolitan Washington, D.C. area. General and administrative costs increased approximately $490,000, or 48%, in the six months ended June 30, 1998 compared to the same period in 1997. Approximately $259,000 of the increase is related to increased staffing levels, approximately $346,000 is attributable to increased professional fees and investor relations costs and an additional non-cash charge of $282,000 is related to investment consulting services. Offsetting these increases was a decrease in relocation and travel expenses. Also, a non-cash compensation charge of $340,000 recorded in the six months ended June 30, 1997 was not incurred in 1998.

          Depreciation and Amortization. Depreciation and amortization increased approximately $647,000 to approximately $970,000 in the six months ended June 30, 1998 from approximately $323,000 in the six months ended June 30, 1997. The increase is due primarily to increased levels of fixed assets and capitalized leases and, to a lesser extent, increased levels of intellectual property held by the Company. Approximately $209,000 related to the amortization of debt issuance costs was included in the total for the first six months of 1997.

          Net Interest Income. The Company recorded approximately $199,000 of net interest income during the six months ended June 30, 1998 compared to incurring approximately $428,000 of net interest expense in the six months ended June 30, 1997. The approximately $245,000 in interest income recorded in the six months ended June 30, 1998, earned on invested cash balances, was partially offset by approximately $46,000 of interest expense, incurred primarily in connection with capital lease obligations and a note payable. The approximately $385,000 of interest expense recorded in the six months ended June 30, 1997 was incurred primarily in connection with warrant issuance costs associated with notes issued by the Company in connection with a bridge financ-ing completed in November 1996. Interest expense during that period was offset by approximately $27,000 of interest income earned primarily on invested proceeds of the Initial Public Offering completed in the second quarter of 1997.

          Net Loss. As a result of the foregoing factors, the Company's net loss increased by approximately $8.8 million, or 248%, to approximately $12.4 million for the six months ended June 30, 1998 from approximately $3.6 million during the six months ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

          The Company has incurred cumulative losses aggregating approximately $29.1 million from inception through June 30, 1998. The Company expects to incur additional operating losses for the foreseeable future, principally as a result of expenses associated with the Company's product development efforts and anticipated sales, marketing and general and administrative expenses. During the first six months of 1998, the Company satisfied its cash requirements principally from the proceeds of a follow-on public offering of Common Stock completed during November of 1997 (the "Follow-on Offering"). In June 1998, the Company sold for approximately $1.4 million certain leasehold improvements it had made to its principal office building to the Pease Development Authority in consideration for higher rental costs in the future. The primary uses of cash have been to fund research and development, sales, general and administrative expenses, and to build inventory levels to support sales of the Company's products in 1998.

          The Company's cash and cash equivalents decreased by approximately $15.6 million to $2.6 million at June 30, 1998, compared to $18.2 million at December 31, 1997. The Company utilized a portion of such cash for units shipped in the first quarter of 1998, to build inventory for future anticipated shipment developments, for costs related to research and development in response to market demands for additional functionality, and to increase marketing capabilities to support anticipated significant reseller relationships.

          Net cash used in operating activities in the six months ended June 30, 1998 was approximately $13.2 million. The net loss in the first six month period, reduced by depreciation and amortization and the non-cash compensation charge, was approximately $11.1 million. Inventories increased by $6.4 million, funded in part by an increase of $4.3 million in accounts payable over the six month period. Inventory at June 30, 1998 was approximately $8.1 million, compared to approximately $1.7 million at December 31, 1997. Inventory at June 30, 1998 included approximately $2.6 million of finished goods representing the value of equipment shipped in the fourth quarter of 1997 and the first quarter of 1998. In July 1998, a significant portion of this equipment was returned to the Company for upgrade. The Company intends to upgrade the equipment and return it to inventory, canceling a significant portion of the reseller's order. See
     Note 6 of the Notes to Condensed Unaudited Financial Statements.

          Net cash used in investing activities in the six months ended June 30, 1998 was approximately $2.2 million. The approximately $3.6 million in cash used for capital items was partially offset by the approximately $1.4 million sale to the Pease Development Authority of leasehold improvements made to the Company's leased headquarters. Of the total of approximately $4.3 million in additions to property and equipment in the six month period, approximately $702,000 were financed by additions to capital lease obligations. Total additions to property and equipment in the six months ended June 30, 1998 consisted of additions to offices, furniture and fixtures, and related items and to computer and telecommunications equipment and software.

          Net cash used in financing activities was approximately $199,000 consisting of approximately $357,000 of principal payments on capital lease obligations and approximately $63,000 of principal payments on the note payable, offset by approximately $221,000 of proceeds received from the exercise of warrants by certain warrant holders after contractual restrictions lapsed on a portion of their warrants in the second quarter of 1998.

          Cash flows from operations are not currently expected to be sufficient to fund the Company's operations during 1998, and management anticipates that it will continue to experience negative cash flow from operations for the foreseeable future until its products achieve commercial acceptance. As reflected in the audited financial statements of the Company for the year ended December 31, 1997, and the report of the Company's independent accountants thereon, the Company has suffered recurring losses from operations and has a working capital and an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Accordingly, the Company is currently pursuing additional debt and equity alternatives. The Company has required substantial funding through debt and equity financings since its inception and, historically, has been successful in obtaining debt and equity financing from unaffiliated third parties. In July, the Company raised $3.125 million in gross proceeds from a private placement of 5% Convertible Debentures, $625,000 of which was purchased by certain directors, executive officers and affiliated investors of the Company. The proceeds of the financing will be used for working capital and general corporate purposes. The Company believes that its existing resources will be sufficient to fund operations through October 1998. The Company currently is seeking additional sources of debt or equity financing. However, the Company does not currently have any commitments for debt or equity financing and accordingly, there can be no assurance that it will be successful in its efforts to secure additional financing on terms acceptable to the Company or at all.


                                     Part II


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The 1998 Annual Meeting of Stockholders was held on May 28, 1998.

     (c) The stockholders voted on the following matters:

         1. Amendment of the Restated Certificate of Incorporation of the Company to increase to 30,000,000 the number of shares of Common Stock authorized to be issued by the Company.

              Shares                   Shares                 Shares
            Voted For               Voted Against            Abstained
            ---------               -------------            ---------
            5,379,347                  84,995                 13,365


         2. Amendment and restatement of the Restated Certificate of Incorporation of the Company to classify the Board of Directors into three classes.

              Shares              Shares              Shares            Shares
            Voted For          Voted Against        Abstained          Not Voted
            ---------          -------------        ---------          ---------
            3,014,888             184,273             31,920           2,246,626


         3. Election of the following eleven directors of the Company:

                                                        Shares                      Shares
                      Directors                        Voted For                   Withheld
                      ---------                        ---------                   --------
                 Clifford M. Kendall                   5,457,149                    20,558

                 Anthony M. Agnello                    5,457,149                    20,558

                 Robert L. Barnett                     5,457,149                    20,558

                 Donald W. Barrett                     5,457,149                    20,558

                 Eugene R. Cacciamani                  5,457,149                    20,558

                 Marc S. Cooper                        5,457,149                    20,558

                 Lincoln D. Faurer                     5,457,149                    20,558

                 Richard T. Liebhaber                  5,457,149                    20,558

                 Roy C. Nash                           5,457,149                    20,558

                 John B. Torkelsen                     5,457,149                    20,558

         4. Amendment of the Company's 1996 Stock Incentive Plan to increase to 1,450,000 shares the number of shares of Common Stock available for issuance under the Plan.

              Shares             Shares              Shares            Shares
            Voted For         Voted Against        Abstained          Not Voted
            ---------         -------------        ---------          ---------
            2,911,579            257,373             28,950           2,279,805


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

4.5 Form of Stock Option Agreement, dated December 18, 1997, by and between the Company and Barington Capital Group, L.P. (Incorporated by reference to Exhibit 10.8 forming a part of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended).

4.6 Specimen certificate evidencing shares of Common Stock of the Company (Incorporated by reference to Exhibit 4.2 forming a part of Amendment No. 2 to the Company's Registration Statement on Form SB-2 (File No. 333-20625) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).

4.7 Form of 5% Convertible Debenture due 2003, dated as of July 8, 1998, issued by the Company to Leonardo, L.P., AG Super Fund International Partners, L.P., Raphael, L.P., AGR Halifax Fund, Ltd., Ramius Fund, Ltd., and GAM Arbitrage Investments, Inc. (the "Institutional Investors") (Incorporated by reference to Exhibit 4.3 forming a part of the Company's Current Report on Form 8-K dated July 1, 1998 and filed July 16, 1998 with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended).

4.8 Form of 5% Convertible Debenture due 2003, dated as of July 8, 1998, issued by the Company to Messrs. Clifford M. Kendall, Eugene R. Cacciamani, Marc S. Cooper, Richard T. Liebhaber, James F. Bunker, Roger A. Booker, and Robert H. Emery, Ms. Mary C. Murphy, and certain other investors including outside consultants to the Company (collectively, the "Additional Investors") (Incorporated by reference to Exhibit 4.4 forming a part of the Company's Current Report on Form 8-K dated July 1, 1998 and filed July 16, 1998 with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended).

4.9 Form of Warrant to Purchase Shares of Common Stock, $.01 par value per share, for issuance by the Company to the Investors upon early redemption of the 5% Convertible Debentures due 2003 (Incorporated by reference to Exhibit 4.5 forming a part of the Company's Current Report on Form 8-K dated July 1, 1998 and filed July 16, 1998 with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended).

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

10.8 Subscription Agreement, dated as of July 1, 1998, by and among the Company and the Institutional Investors (Incorporated by reference to Exhibit 4.1 forming a part of the Company's Current Report on Form 8-K dated July 1, 1998 and filed July 16, 1998 with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended).

10.9 Form of Subscription Agreement, dated as of July 8, 1998, by and among the Company and the Additional Investors (Incorporated by reference to Exhibit 4.2 forming a part of the Company's Current Report on Form 8-K dated July 1, 1998 and filed July 16, 1998 with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended).

11       Statement re: computation of per share earnings.

27.1     Financial Data Schedule.

(b)      Reports on Form 8-K during the quarter ended March 31, 1998.

         (1) The Company's Current Report on Form 8-K dated April 10, 1998 and filed April 15, 1998 for the purpose of filing as an exhibit a press release relating to shipments made by the Company during the first quarter of 1998 and revenue recognition for the period.

         (2) The Company's Current Report on form 8-K filed July 16, 1998 reporting certain events including the private placement of $3,125,000 aggregate principal amount 5% Convertible Debentures due 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           Objective Communications, Inc.

                           By:   /s/ James F. Bunker
                                 -------------------
                                 James F. Bunker
                                 President and Chief Executive Officer
                                 (duly authorized executive officer)

                                 /s/ Robert H. Emery
                                 -------------------
                                 Robert H. Emery
                                 Vice President, Administration and Finance
                                 (principal financial officer)


August 14, 1998