Form 10KSB/A
period 1997-12-31
OBJECTIVE COMMUNICATIONS INC
filed 1998-10-30
CIK 944310

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                 to
                                       ---------------    ---------------


                        Commission File Number 000-22235
                              ---------------------

                         Objective Communications, Inc.
                         ------------------------------
             (Exact name of Registrant as specified in its charter)

                    Delaware                                         54-1707962
                    --------                                         ----------
(State or other jurisdiction of incorporation           (I.R.S. Employer Identification No.)
or organization)

50 International Drive, Portsmouth, New Hampshire                      03801
-------------------------------------------------                      -----

(Address of principal executive offices)                             (Zip Code)

Issuer's telephone number, including area code:  (603) 334-6700

Securities registered pursuant to Section 12(b) of the Act:

Securities registered pursuant to Section 12(g) of the Act:


         Title of each class:
------------------------------------------     ---------------------------------
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


The aggregate market value of the voting common equity held by non-affiliates as of March 15, 1998, was $92,068,119.

The number of shares of the issuer's Common Stock outstanding as of March 15, 1998, was 5,676,850 shares.

Transitional Small Business Disclosure Format (check one):  Yes    No x
                                                               ---   ---

        Objective Communications, Inc. (the "Company") is filing this amendment to the report on Form 10-KSB for the year ended December 31, 1997 solely to amend and restate in its entirety Item 10 to include information regarding compensation of the Company's directors.



                                TABLE OF CONTENTS



                                    PART III




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


                           SUMMARY COMPENSATION TABLE

                                                                                                                LONG TERM
                                                                                  ANNUAL                       COMPENSATION
                                                                               COMPENSATION                       AWARDS
                                                                            --------------------                SECURITIES
               NAME AND PRINCIPAL POSITION              YEAR(1)             SALARY         BONUS            UNDERLYING OPTIONS
               ---------------------------              -------             ------         -----            ------------------
Steven A. Rogers
President and Chief Executive Officer . . . . . . . . .  1997             $120,000        $60,000                 50,000
Roger A. Booker
Vice President, Operations  . . . . . . . . . . . . . .  1997              $85,000        $45,000                 35,000
Robert H. Emery
Vice President, Administration and Finance  . . . . . .  1997              $90,000        $45,000                 35,000
Frank M. Gore
Vice President, Sales . . . . . . . . . . . . . . . . .  1997              $96,000        $50,000                 20,000


-----------
(1) Information with respect to fiscal years 1996 and 1995 is not shown because the Company was not a reporting company under the Securities Exchange Act during those years.


STOCK OPTION GRANTS IN FISCAL YEAR 1997

        The following table sets forth certain information about the stock options granted pursuant to the 1996 Stock Incentive Plan (the "1996 Plan") during fiscal year 1997 to the executive officers named in the Summary

Compensation Table. As of the date of this report on Form 10-KSB, the Company has not granted any stock appreciation rights.

                     STOCK OPTION GRANTS IN FISCAL YEAR 1997


                               NUMBER OF SECURITIES         PERCENTAGE OF TOTAL
                               UNDERLYING OPTIONS            OPTIONS GRANTED TO
     NAME                           GRANTED(1)               EMPLOYEES IN 1997           EXERCISE PRICE ($/SH)       EXPIRATION DATE
     ----                           ----------               -----------------           ---------------------       ---------------
Steven A. Rogers . . . . . . . . . .  50,000                       16.73%                        $6.625              April 10, 2002
Roger A. Booker  . . . . . . . . . .  35,000                       11.71                          6.625              April 10, 2002
Robert H. Emery  . . . . . . . . . .  35,000                       11.71                          6.625              April 10, 2002
Frank M. Gore  . . . . . . . . . . .  20,000                        6.69                          6.625              April 10, 2002

-----------
(1) The options granted are non-qualified stock options that vest ratably over a three-year period on the anniversary of the grant date. The options expire on the fifth anniversary of the date of grant.


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

             AGGREGATED OPTION/SAR EXERCISES IN FISCAL YEAR 1997 AND
                        FISCAL YEAR-END OPTION/SAR VALUES


                                                                   NUMBER OF SECURITIES                 VALUE OF UNEXERCISED
                                                                  UNDERLYING UNEXERCISED               IN-THE-MONEY OPTIONS AT
                             SHARES                                    OPTIONS AT                       DECEMBER 31, 1997(1)
                            ACQUIRED            VALUE               DECEMBER 31, 1997
NAME                       ON EXERCISE         REALIZED         EXERCISABLE / UNEXERCISABLE          EXERCISABLE / UNEXERCISABLE
----                       -----------         --------         -----------   -------------          -----------   -------------
                      -------------------------------------
Steven A. Rogers . . . . . . .  -                 -                   5,000 / 70,000                     $51,250 / $586,250
Roger A. Booker  . . . . . . .  -                 -                   7,300 / 64,200                     $74,825 / $566,175
Robert H. Emery  . . . . . . .  -                 -                  19,800 / 74,200                    $202,950 / $668,675
Frank M. Gore  . . . . . . . .  -                 -                  21,800 / 62,200                    $223,450 / $482,550

---------------------------

(1) Value based on the last reported sale price per share Common Stock of $14.25 on December 31, 1997, as reported on Nasdaq, minus the exercise price.


DIRECTOR COMPENSATION

        The Company reimburses directors for expenses incurred in connection with attending Board meetings and Committee meetings, but does not pay director's fees or other compensation for services rendered as a director. In lieu of fees, in August 1994, the Company granted to each director then serving (other than Mr. Steven A. Rogers) options to purchase shares of Common Stock. Each grant was negotiated with the director at the time he was appointed. In April 1997, the Company granted certain directors options to purchase an aggregate of 64,600 shares of Common Stock under the 1996 Plan. In addition, directors or their affiliates may receive compensation for services rendered to the Company in other capacities. Mr. Torkelsen, a director of the Company, is the President of

PVR Securities, which has in the past provided, and may in the future provide, investment banking services to the Company. Mr. Cooper, a director of the Company, is Vice Chairman of Barington, which served as the underwriter of the Initial Offering, served as a co-manager of the Follow-on Offering and has provided other investment banking services to the Company in the past. Barington may, in the future, provide other investment banking services to the Company.

        In August 1994, the Company granted options to purchase an aggregate of 200,000 shares of Common Stock ("Directors' Non-Qualified Options"), to the persons then serving as directors of the Company. Such options were granted in lieu of directors' fees and pursuant to agreements with each director. The options are exercisable for a period of ten years from the date of grant, have an exercise price of $2.00 per share and vest 20% per year on each of the first, second, third, fourth and fifth anniversaries of the date of grant. Notwithstanding the foregoing vesting schedule, if a director fails to attend more than 50% of the total number of meetings of the full Board of Directors and any committees of the Board of which he is a member, the director forfeits any percentage of the option that would otherwise have vested in that year. Further, if a director ceases to be a director of the Company for any reason, including removal, death or disability, such director forfeits any portion of the option that is unvested at that time. Director's Non-Qualified Options my be exercised only to the extent vested. The optionee, or his estate in the case of death, can exercise the option to the extent vested at the time he ceases to be a director of the Company until the expiration of the option. As of March 31, 1998, Directors' Non-Qualified Options to purchase 110,000 shares of Common Stock are vested, and Directors' Non-Qualified Options to purchase 10,000 shares of Common Stock had been exercised. Directors' Non-Qualified Options may be exercised only to the extent vested. The optionee, or his estate in the case of death, can exercise the option to the extent vested at the time he ceases to be a director of the Company until the expiration of the option.

        In April 1997, the Company granted to each director of the Company then serving (other than Mr. Steven A. Rogers) options to purchase an aggregate of 64,600 shares of Common Stock ("Directors' 1997 Non-Qualified Options") under the 1996 Plan. Such options were granted in lieu of directors' fees. The options are exercisable for a period of five years from the date of grant, have an exercise price of $6.625 per share and vest ratably on each of the first, second and third anniversaries of the date of grant. Notwithstanding the foregoing vesting schedule, if a director fails to attend more than 50% of the total number of meetings of the full Board of Directors and any committees of the Board of which he is a member, the director forfeits any percentage of the option that would otherwise have vested in that year. Further, if a director ceases to be a director of the Company for any reason, including removal, death or disability, such director forfeits any portion of the option that is unvested at that time. As of March 31, 1998, 21,533 of the Directors' 1997 Non-Qualified Options have vested.

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



                                  OBJECTIVE COMMUNICATIONS, INC.
                                  (Registrant)

                                  By: /s/ JAMES F. BUNKER
                                     ------------------------------------
                                  James F. Bunker
                                  President and Chief Executive Officer
                                  (duly authorized executive officer)


                                  By: /s/ ROBERT H. EMERY
                                     ------------------------------------
                                  Robert H. Emery
                                  Vice President, Administration and Finance
                                  (principal finance officer)


October 30, 1998