Form 10QSB/A
period 1998-06-30
OBJECTIVE COMMUNICATIONS INC
filed 1998-10-30
CIK 944310

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A



(Mark One)

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1998

[ ]   Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from           to
                               ---------    ------------

Commission file number 000-22235
                       ----------------------------------


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

        Objective Communications, Inc. (the "Company") is filing this amendment to the Company's report on Form 10-QSB for the period ended June 30, 1998 solely to amend and restate in its entirety Item 6 to file as an exhibit the Second Amended and Restated Certificate of Incorporation of the Company.

                                     Part II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.

3.1     Second Amended and Restated Certificate of Incorporation of the Company.

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

11*     Statement re: computation of per share earnings.

27.1*   Financial Data Schedule.

--------------------
* Previously filed.


(b)     Reports on Form 8-K during the quarter ended March 31, 1998.

        (1) The Company's Current Report on Form 8-K dated April 10, 1998 and filed April 15, 1998 for the purpose of filing as an exhibit a press release relating to shipments made by the Company during the first quarter of 1998 and revenue recognition for the period.

        (2) The Company's Current Report on form 8-K filed July 16, 1998 reporting certain events including the $3,125,000 financing.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             Objective Communications, Inc.

                             By: /s/ JAMES F. BUNKER
                                 ---------------------------
                                 James F. Bunker
                                 President and Chief Executive Officer
                                 (duly authorized executive officer)

                             By:  /s/ ROBERT H. EMERY
                                 ---------------------------
                                 Robert H. Emery
                                 Vice President, Administration and Finance
                                 (principal financial officer)


October 30, 1998