Form 10QSB
period 1998-09-30
OBJECTIVE COMMUNICATIONS INC
filed 1998-11-16
CIK 944310

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-QSB



(Mark One)

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1998

[ ]   Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _________ to ____________

Commission file number 000-22235
                      ------------------------------------

                        Objective Communications, Inc.
----------------------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

           Delaware                                         54-1707962
          ---------                                         ----------
     (State or Other Jurisdiction of                     (I.R.S. Employer
     Incorporation or Organization)                     Identification No.)

                             50 International Drive
                              Portsmouth, NH 03801
----------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                (603) 334-6700
----------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

----------------------------------------------------------------------------
  (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)

  Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
   ------   ------

                   APPLICABLE ONLY TO CORPORATE ISSUERS

   State the number of shares outstanding of each of the issuer's classes of common equity, as of November 12, 1998: 5,741,035

Transitional Small Business Disclosure Format (check one):

   Yes       No   X
       ------  -------

                         Part I - Financial Information

ITEM 1.  FINANCIAL STATEMENTS


                        OBJECTIVE COMMUNICATIONS, INC.
                       (A Development Stage Enterprise)
                                Balance Sheets

ASSETS
                                                                                     September 30,                  December 31,
                                                                                         1998                           1997
                                                                              ---------------------------    ----------------------
                                                                                       (Unaudited)
Current assets:
            Cash and cash equivalents                                                 $ 1,756,111                       $18,199,434
            Accounts receivable                                                           110,226                                 -
            Inventory                                                                   6,406,174                         1,700,935
            Other current assets                                                          489,997                           675,289

                                                                                      -----------                       -----------
                           Total current assets                                         8,762,508                        20,575,658

            Property and equipment, net                                                 3,700,431                         2,306,048
            Trademarks and patents                                                        175,129                           108,475
            Other assets                                                                  113,321                            92,519

                                                                                      -----------                       -----------

                                                                                      $12,751,389                       $23,082,700
                                                                                      ===========                       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
            Notes payable                                                             $   126,806                       $         -
            Debentures                                                                  3,160,959                                 -
            Accounts payable                                                            5,639,199                         3,077,723
            Deferred revenue                                                                    -                           133,180
            Accrued liabilities                                                           853,197                           752,018
            Obligations under capital lease, current portion                              337,236                           190,454

                                                                                      -----------                       -----------
                           Total current liabilities                                   10,117,397                         4,153,375
Obligations under capital lease, less current portion                                     101,121                            57,196

                                                                                      -----------                       -----------
                           Total liabilities                                           10,218,518                         4,210,571

Stockholders' equity:
    Preferred Stock, Series A, par value $.01, 250,000 shares authorized; none
     issued and outstanding at September 30, 1998 and -December 31, 1997                        -                                 -


    Preferred Stock, Series B, at liquidation preference, par value $.01, 954,545 shares authorized; 209,091 and none issued and outstanding at September 30,1998
     and December 31, 1997, respectively.                                               1,159,583                                 -



    Common stock, par value $.01, 30,000,000 shares authorized;
     5,741,035 and 5,676,850  issued and outstanding at September 30, 1998
     and December 31, 1997, respectively                                                   57,410                            56,769

     Additional paid-in capital                                                        36,594,248                        35,960,466

     Deficit accumulated during development stage                                     (35,278,370)                      (17,145,106)

                                                                                       ----------                        ----------
                           Total stockholders' equity                                   2,532,871                        18,872,129
                                                                                       ----------                        ----------

                                                                                      $12,751,389                       $23,082,700
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

                         OBJECTIVE COMMUNICATIONS, INC.
                        (A Development Stage Enterprise)
                            Statements of Operations
                                  (Unaudited)

                                       For the three months ended          For the nine months ended          For the period
                                             September 30,                    September 30,                   October 5, 1993
                                                                                                           (date of inception) to
                                             1998              1997             1998              1997       September 30, 1998
                                             ----              ----             ----              ----       ------------------


Revenues- net                           $    255,283     $          -     $     365,788      $          -      $    861,448
Cost of sales                                165,547                -           229,851                 -           479,226
                                      --------------   --------------   ---------------    --------------    --------------

Gross margin                                  89,736                -           135,937                 -           382,222
                                      --------------   --------------   ---------------    --------------    --------------

Operating expenses:
   Research and development                2,638,333        1,257,537         9,871,383         2,588,177        18,594,773
   Selling, general and administrative     2,515,734        1,224,914         6,954,957         2,699,312        13,543,582
   Depreciation and amortization             649,099          121,787         1,619,149           444,466         2,671,385
   Other                                           -                -                 -                 -            15,997
                                      --------------   --------------   ---------------    --------------    --------------

         Total operating expenses          5,803,166        2,604,238        18,445,489         5,731,955        34,825,737
                                      --------------   --------------   ---------------    --------------    --------------

Loss from operations                      (5,713,430)      (2,604,238)      (18,309,552)       (5,731,955)      (34,443,515)
Interest (income) expense, net                22,410          (69,538)         (176,288)          360,386           427,958
                                      --------------   --------------   ---------------    --------------    --------------

Net loss                                $ (5,735,840)    $ (2,534,700)    $ (18,133,264)     $ (6,092,341)     $(34,871,473)
                                      --------------   --------------   ---------------    --------------    ===============
Cumulative Series B Dividend                  (7,200)               -            (7,200)                -
                                      --------------   --------------   ---------------    --------------




Net loss attributable to Common
                                        $  (5,743,040)   $ (2,534,700)    $ (18,140,464)     $ (6,092,341)
shareholders                            ==============   ============     =============      ============

Net loss per common share - basic
      and diluted                       $      (1.00)    $      (0.55)    $       (3.18)     $      (1.67)
                                        =============    ============     =============      ============

Weighted average shares
      outstanding - basic and
      diluted                              5,741,035        4,633,511         5,711,317         3,639,737
                                           =========        =========         =========         =========


   The accompanying notes are an integral part of these financial statements.

                         OBJECTIVE COMMUNICATIONS, INC.
                        (A Development Stage Enterprise)
                            Statements of Cash Flows
                                 (Unaudited)

                                                                                                  For the period
                                                                 For the nine months ended       October 5, 1993
                                                                       September 30,            (Date of inception)
                                                                   1998            1997        to September 30, 1998
                                                                   ----            ----        ---------------------
Cash flows from operating activities:
    Net loss                                                      ($18,133,264)    ($6,092,341)  ($34,871,473)
    Adjustments to reconcile net loss to net cash
             used in operating activities:
     Depreciation and amortization                                   1,619,149         444,466      2,671,385
     Interest expenses related to issuance of warrants                       -         385,000        706,789
     Interest expense related to issuance of debentures                 35,959               -         35,959
     Non-cash compensation expense                                     422,766         340,166        762,932
     Stock issued in exchange for services rendered                          -               -         55,834
     Other non-cash charges                                             62,256               -         62,256
     Changes in operating assets and liabilities:
         Accounts receivable                                          (110,226)         49,131       (110,226)
         Other current assets                                          415,355        (254,072)      (259,934)
         Inventory                                                  (4,737,464)       (260,826)    (6,438,399)
         Trademarks and patents                                        (74,691)        (75,132)      (194,386)
         Other assets                                                  (20,802)              -       (108,654)
         Accounts payable                                            2,561,476          46,971      5,639,199
         Deferred revenue                                             (133,180)              -              -
         Accrued liabilities                                           101,179          67,042        853,197
                                                                   -----------     ------------   ------------

               Net cash used in operating activities               (17,991,487)     (5,349,595)   (31,195,521)
                                                                   -----------     ------------   ------------


Cash flows from investing activities:
    Purchase of property and equipment                              (3,808,886)       (971,381)    (6,501,379)
    Sale of other fixed assets                                           5,000               -          5,000
    Sale of leasehold improvements                                   1,470,000               -      1,470,000
                                                                   -----------     ------------   ------------
               Net cash used in investing  activities               (2,333,886)       (971,381)    (5,026,379)
                                                                   -----------     ------------   ------------


Cash flows from financing activities:

  Net proceeds from the issuance of Series A Preferred Stock                 -         962,203      1,810,643
  Net proceeds from the issuance of Series B Preferred Stock         1,150,000               -      1,150,000
  Net proceeds from the issuance of common stock                       221,240       9,530,251     32,565,923
  Net proceeds from the issuance of debentures                       3,125,000                      3,125,000
  Net proceeds from the issuance of notes payable                            -              -       2,550,000
  Repayments of notes payable                                         (103,257)     (2,300,000)    (2,653,257)
  Proceeds from the issuance of notes payable to related parties             -        (199,000)       716,223
  Repayment of notes payable to related parties                              -                       (364,000)
  Debt issue costs                                                           -                -      (258,131)
  Principal payments on capital leases                                (510,933)        (51,181)      (664,390)
                                                                   -----------     ------------   ------------

         Net cash provided by financing activities                   3,882,050       7,942,273     37,978,011
                                                                   -----------     ------------   ------------

Net increase (decrease) in cash and cash equivalents               (16,443,323)      1,621,297      1,756,111

Cash and cash equivalents, at beginning of period                   18,199,434         623,241              -
                                                                   -----------     ------------   ------------

Cash and cash equivalents, at end of period                        $ 1,756,111     $ 2,244,538    $ 1,756,111
                                                                   ===========     ============   ============

Supplemental disclosure of non-cash investing and financing activities:

Current asset financed by issuance of note payable                 $   230,063
Capital lease obligations                                          $   701,640
Inventory transferred to fixed assets                              $    32,225

      The accompanying notes are an integral part of these financial statements.

                         OBJECTIVE COMMUNICATIONS, INC.
                        (A Development Stage Enterprise)
                         Notes To Financial Statements
                                  (Unaudited)


1.    Basis of Presentation

         The accompanying unaudited condensed financial statements as of September 30, 1998 and for the three and nine months ended September 30, 1998 and 1997 have been prepared in accordance with generally accepted accounting principles for interim financial information and instructions to Form 10-QSB and Article 10 of Regulation S-X. These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should Objective Communications, Inc. (the "Company") be unable to continue as a going concern. The reader's attention is directed to Item 2, Management's Discussion and Analysis of
         Financial Condition and Results of Operations for further disscussion of going concern issues facing the Company. In the opinion of management, such financial statements contain all adjustments, consisting only of normal recurring entries, necessary to present fairly the financial position of the Company as of September 30, 1998 and the results of operations for the three and nine months ended September 30, 1998 and 1997. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended and as of December 31, 1997 included in the Company's Annual Report on Form 10-KSB, dated March 31, 1998, as filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Certain prior year items have been reclassified to conform to the current period's format. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the entire year.


2.    Net Loss Per Share

         The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which modifies the calculation of earnings (loss) per share. Net loss per common share is based on the weighted average number of common shares and dilutive common share equivalents outstanding during the periods presented. Basic earnings
         (loss) per share are calculated by dividing net income (loss) by the weighted average shares outstanding. Diluted earnings (loss) per share reflect the dilutive effect of stock options and warrants and are presented only if the effect is not anti-dilutive. Had options and warrants been included in the computation, shares for the diluted computation would have increased by approximately 1.6 million and 2.8 million as of September 30, 1997 and September 30, 1998, respectively.

3.    Income taxes

         The Company did not record a provision for income taxes for the three and nine months ended September 30, 1998 and 1997 since the Company has had net operating losses during each of those periods. The Company recorded a full valuation allowance against the net deferred tax asset generated primarily from its net operating loss carryforwards.

4.    Accounting Standards

         In June 1997, the Financial Accounting Standard Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The Company adopted the new standard effective for the three months ended March 31, 1998. There were no items of comprehensive income for the first three quarters of the fiscal year ended December 31, 1998. SFAS No. 131 specifies new guidelines for determining a company's operating segments and related requirements for disclosure. The Company is in the process of evaluating the impact of the new standard on the presentation of the financial statements and the disclosures therein. The Statement will become effective for fiscal years beginning after December 15, 1997. The Company will adopt the new standard for the fiscal year ending December 31, 1998.

         In June 1998, The Financial Accounting Standard Board issued SFAS No. 133, "Accounting of Derivative Instruments and Hedging Activities." SFAS No. 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities.
         The new standard requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company will adopt the new standard for the fiscal year ending December 31, 2000. Management is evaluating the impact SFAS No. 133 may have on the Company's financial statements.

5.       Inventory consisted of the following at:


                                    September 30,     December 31,
                                         1998             1997
                                         ----             ----
         Raw Material                     $6,310,468         $901,548
         Work in Progress                          -           24,272
         Finished Goods                       95,706          775,115
                                              ------          -------
                                          $6,406,174       $1,700,935
                                          ==========       ==========

6.       Sale of Leasehold Improvements

         In the fourth quarter of 1997, the Company reached an agreement with the Pease Development Authority (the "PDA") to enter into a lease agreement for additional office space and, in exchange for a favorable rental rate, the Company agreed to fund significant improvements to the facility. Through June 1998 the Company had invested in excess of $1.8 million in improvements to the new offices. In June 1998, the Company and the PDA modified the previous agreement in that the PDA agreed to purchase $1,470,000 of the leasehold improvements in consideration of the Company's agreement to adjust the previously agreed rental rate to a market rate. In June, 1998, the Company received the proceeds from the sale, less accrued rent, of $83,870.

7.       5% Cumulative Convertible Debentures Due 2003

         In July 1998, the Company completed a private placement of 5% Cumulative Convertible Debentures due 2003 (the "5% Convertible Debentures") with certain institutional, affiliated and other investors, from which it received gross proceeds of approximately $3.125 million. Interest thereon accrues daily and is payable quarterly in arrears, payable in cash or, at the Company's option, by increasing the principal amount of the 5% Convertible Debentures. For the quarter ended September 30, 1998, the Company elected to pay the interest due at that date by increasing the principal amount by approximately $36,000. The 5% Convertible Debentures are senior in right of payment to substantially all existing and future indebtedness of the Company and the Company's equity securities. The Company sold and issued such securities in reliance on an exemption from registration provided by Section 4(2) of the Securities Act of 1933, Regulation D and Rule 506.

         At the option of each holder, the Company shall redeem all or any portion of such holder's 5% Convertible Debentures effective as of the effective date of an "Extraordinary Transaction", as defined in such debenture, and the holder shall be entitled to receive a redemption price per $100 principal amount of 5% Convertible Debentures being redeemed equal to 112.5% of the aggregate principal amount of the 5% Convertible Debentures, plus accrued and unpaid interest thereon.
         Also at the option of each holder, the Company also is obligated to redeem all or any portion of such holder's outstanding 5% Convertible Debentures effective as of the date of the occurrence of certain "Triggering Events", as defined in such debenture, and the holder shall be entitled to receive a redemption price per $100 principal amount of 5% Convertible Debentures being redeemed equal to 130% of the principal amount of the 5% Convertible Debentures, plus accrued and unpaid interest. In addition, the 5% Convertible Debentures are redeemable at the option of the Company in certain circumstances.


         The Institutional Investors may, in whole or in part, convert the 5% Convertible Debentures into shares of Common Stock. The Debentures issued to the Additional Investors are convertible, in whole or in part, at the option of the holder any time after January 5, 1999. The conversion rate of the 5% Convertible Debentures is determined by dividing the principal amount of the 5% Convertible Debentures plus any accrued and unpaid interest by a conversion price equal to the lesser of (i) the fixed conversion price of $10.87, or (ii) a floating conversion price equal to the average of the three lowest closing prices of the Common Stock on its principal exchange during the 12 trading days immediately preceding the date upon which the Company is notified of such conversion. The number of shares of Common Stock issuable upon conversion of the 5% Convertible Debentures is subject to adjustment in certain events, including without limitation a reclassification, reorganization or exchange of the Company's Common Stock.

         On or after July 8, 2003, the Company will have the option to cause the outstanding 5% Convertible Debentures to be automatically converted to shares of Common Stock pursuant to the Conversion Rate, as defined in such debenture, or to redeem all outstanding 5% Convertible Debentures at a redemption price equal to the principal amount of the 5% Convertible Debentures plus any accrued and unpaid interest thereon.

8.       5% Cumulative Convertible Series B Preferred Stock

         In August 1998, the Company issued to certain unaffiliated investors in a private placement 209,091 shares of 5% Cumulative Convertible Series B Preferred Stock, par value $.01 per share (the "Series B Preferred Stock"), and warrants to purchase an aggregate of 52,237 shares of Common Stock at an exercise price of $6.00 per share, which were valued at $94,000 (the "Series B Warrants"). The shares of Series B Preferred Stock and the Series B Warrants were issued at an exercise price of $5.50 per share, resulting in gross proceeds to the Company of $1.15 million. Dividends accrue at 5% annually, are cumulative, and are payable in additional shares of Series B Preferred Stock. The Company sold and issued such securities in reliance on an exemption from registration provided by Section 4(2) of the Securities Act of 1933, Regulation D and Rule 506.

         Shares of Series B Preferred Stock are convertible at any time after the issuance date at the option of the holder into shares of Common Stock at an initial conversion rate of $5.50 per share, subject to adjustment in connection with certain events, including a reclassification, reorganization or exchange of the Company's Common Stock. The shares of Series B Preferred Stock are subject to automatic conversion, without further action on the part of the holder or the Company, if the closing price of the Company's common stock equals or exceeds $11.00 per share for 15 consecutive trading days.


       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Certain statements contained in this Quarterly Report on Form 10-QSB constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements involve known and unknown risks, uncertainties or other factors which may cause actual results, performance or achievement of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Factors that might cause such a difference include risks and uncertainties related to product development, competition and competitive products, the Company's dependence on the emerging market for video broadcast, retrieval and conferencing, development of additional products, protection of the Company's intellectual property, the Company's limited marketing experience, customer acceptance of the Company's products, limited number of customers, and the need for additional personnel, as well as risks and uncertainties associated with the Company's growth strategy, technological changes affecting the Company and competitive factors affecting the Company.

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

  To date, the Company has not generated substantial revenues from the sale of its products and services. The Company did not earn any revenues from the sale of products or services during 1997, and recognized only $365,788 in revenues from the sale of products during the first three quarters of 1998. The Company expects to recognize additional operating revenues in the fourth quarter of 1998. However, it is unable to predict when such revenues will be recognized or the amount that will be recognized, which will depend on customer acceptance of products shipped to date and certain other factors, including new orders and the timing of customer payments, which are beyond the control of the Company.

  In addition, the Company expects to incur substantial operating expenses in the future to support its product development efforts, enhance its sales and marketing capabilities and organization and for other selling, general and administrative expenses. Through September 30, 1998, the Company had cumulative losses since inception of approximately $34.9 million. The Company expects to incur additional operating losses for the foreseeable future. The Company's results of operations may vary significantly from quarter to quarter during this period of product introduction and initial sales.

     To promote product functionality and customer acceptance of the VidPhone(R) system, the Company introduced Release 1.4 in August 1998, which added features to the VidPhone(R) system, including ISDN and ATM wide area connectivity. In addition, the Company debuted Release 1.5 in October 1998 at the annual Telecon trade show. Release 1.5, which the Company intends to release in December 1998, further enhances the functionality of the VidPhone(R) system through the addition of the VidServer Gateway, the VidPhone(R) Gateway, and new laptop and headset implementations. The VidServer Gateway enables video playback and video on demand and the VidPhone(R) Gateway allows control of other vendor's CODECs. The introduction of Release 1.5 completes the Company's solution for three video services in one: videoconferencing, video on demand and broadcast distribution, all with TV-quality images. In the third quarter, the Company sold two VidPhone(R) systems. Both systems were sold through Unisys Corporation ("Unisys"), a strategic partner reseller of the Company, to the U.S. Second Circuit Court of Appeals. The two systems, which will be deployed in Buffalo and New York City, have been accepted and paid for by the customer.

  The Company's Sales and Marketing departments are focused on promotional materials and programs that develop distribution channels and that generate revenue. The Marketing department has implemented a Sales Tools and Training Program for resellers, and has completed training for six new VARs in 1998. In addition, Marketing has initiated joint marketing programs with resellers. For instance, the Company supported Unisys, a strategic partner, at seven trade shows and with one radio and two joint print advertisements.

  The Company's Sales department has made considerable progress since the beginning of 1998 in securing new partner relationships and product
evaluation agreements with corporate prospects.   Ten Value Added Resellers
(VARs) have signed reseller agreements. In September 1998, the Company announced that it had signed a reseller agreement with TDS DATACOM of Madison, Wisconsin to sell and service the Company's VidPhone(R) system family of products. TDS DATACOM is a subsidiary of TDS TELECOM, which provides businesses with a full line of voice, data, and video communication products and services. In October 1998, the Company announced a strategic alliance with Unisys, under which agreement, Unisys becomes the Company's preferred reseller to the U.S. Government. Unisys will offer for resale the VidPhone(R) system, which includes system software and hardware for video on demand, broadcast distribution, videoconferencing, and wide area communications. The companies have also agreed to collaborate on future developments and co-marketing initiatives. This brings the total number of resellers and strategic alliances to fourteen.

  In July 1998, the Company implemented new cash management practices and reduced its personnel in an effort to decrease corporate expenses. The Company has continued its focus on cash management through the third and fourth quarters. In addition, in July, 1998, James F. Bunker was elected the new President and Chief Executive Officer of the Company. Mr. Bunker is an experienced industry executive who has driven successful corporate turnarounds at several technology companies including General Instrument and M/A-COM. Mr. Steven A. Rogers, who is the founder of the Company and formerly acted as its President and CEO, was elected as the Company's Chief Technology Officer and Vice President, Engineering, as the Company continues to focus on product development and meeting customer expectations regarding functionality.

  To date, the Company has financed operations principally through public and private sales of debt and equity. In July 1998, the Company announced that it had raised $3.125 million in gross proceeds from a private placement of 5% Convertible Deben-tures, $625,000 of which was purchased by certain directors, executive officers and other affiliated investors of the Company. In August 1998, the Company completed a private placement of 209,091 shares of Series B Preferred Stock at a price of $5.50 per share, and Series B Warrants to purchase 52,273 shares of Common Stock. The Company received $1.15 million in gross proceeds from such offering. The proceeds of both financings are being used for working capital and general corporate purposes. The Company believes that its existing resources will be sufficient to fund operations through late November 1998.

YEAR 2000

  As many computer systems and other equipment with embedded chips or processors use only two digits to represent the year, they may be unable to process accurately certain data before, during or after the year 2000. As a result, business and governmental entities are at risk for possible miscalculations or systems failures causing disruptions in their business operations. This is commonly known as the Year 2000 (or "Y2K") issue. The Y2K issue can arise at any point in the Company's supply, manufacturing, processing, distribution, and financial chains.

  The Company has initiated the process of evaluating the impact of the Y2K issue on the Company's operations. This consists of identifying the sources of potential exposure to risk of systems malfunction or failure in internal information technology ("IT") infrastructure, in the Company's products, and in systems utilized by significant vendors and customers. The evaluation process will also develop contingency plans in order to mitigate the negative effects to the Company of any failure of these systems. The entire review process and the remediation of any problems or development of contingency plans is expected to be completed by September 1999. The review process will be conducted using current staff and the Company believes the cost of executing its review plan will not exceed $50,000. If, however, in the course of the review equipment or software currently used or produced by the Company prove to be susceptible to the Y2K issue, significant additional costs may be incurred to modify, re-program or replace the affected equipment or software.

  The Company moved its primary operations to New Hampshire in 1997. Accordingly, the majority of all computer, communications, and test equipment, as well as all significant software, were acquired since moving to the new location. The Company has confirmed with each vendor of this equipment and software that their product is Y2K compliant. With respect to internal IT infrastructure, including financial software, the Company completed the review process and reached the conclusion that they are Y2K compliant.

  The next phase of the Y2K evaluation process involves verification of Y2K compliance with respect to VidPhone(R) system embedded systems and software. Initial assessments from the Company's engineers are that the VidPhone(R) system and related equipment are not susceptible to the Y2K issue, though a formal review of these systems and software will be initiated and completed before March 31, 1999.

  The Company will begin an evaluation of the compliance of our current and future major supplier's systems in the fourth quarter of 1998. The risk of failure of any of our significant supplier's systems could result in the inability of the Company to supply products to our customers, with the attendant detrimental impact on the Company's operating results and cash
flow.   The Company's Y2K plan will include contingency plans to reduce the risk of a disruption to normal access to required components and materials or services. Although the Company believes that the cost of assessing Y2K compliance by third parties will not exceed $50,000 because the Company intends to use current staff, at this time it cannot estimate the costs of any steps taken to resolve any problems or secure alternative relationships with Y2K compliant third parties.

  The Company's expectations about the impact of Y2K on the Company's operations are based on its current assessment of Y2K compliance, and that assessment process is not complete. Accordingly, there can be no assurance that there will not be interruptions or other limitations of financial and operation systems functionality or that the Company will not incur greater costs than projected to avoid such interruptions. The Company's expectations about future costs associated with the Y2K issue are subject to certain uncertainties that could cause actual results to have a greater financial impact than currently anticipated. Factors that could influence the amount and timing of future costs include the success of the Company in identifying Y2K issues, the costs of remediation or avoidance, the costs of assessing third-party compliance and its impact on the Company's operations, and other factors. The forward-looking statements discussed in this section regarding Y2K compliance involve a number of risks and uncertainties, including those described above, and general economic conditions, the competitive environment in which the Company operates, and other risks and uncertainties identified elsewhere in this quarterly report.

Results of Operations

Comparison of the Three Months Ended September 30, 1998 and September 30, 1997

     Revenues.   The Company recognized approximately $255,300 in revenues in the three months ended September 30, 1998 compared to no recognized revenues for the comparable period in 1997. The revenues recognized related primarily to VidPhone(R) systems and related peripheral equipment shipped in the quarter ended September 30, 1998 and, to a lesser extent, to equipment and system components shipped earlier in the year and accepted in the quarter ended September 30, 1998. The Company did not ship any systems or products in the three months ended September 30, 1997.

     Cost of Sales.       The Company incurred approximately $165,500 of cost
   of sales in the three months ended September 30, 1998 compared to no cost of sales recognized for the comparable period in 1997. Cost of sales includes all direct material costs as well as allocated indirect costs of production, such as labor, indirect materials, and allocated manufacturing overhead associated with the manufacture of equipment.

     Gross margin on sales as a percentage of total revenues was approximately $89,700, or approximately 35%, during the three months ended September 30, 1998. There was no gross margin recorded in the three months ended September 30, 1997.

     Research and Development. Research and development expenses increased by approximately $1.4 million, or 110%, for the three months ended September
   30, 1998, to approximately $2.6 million as compared to $1.3 million for the three months ended September 30, 1997. Approximately $660,000 of the increase was due to hiring of staff offset by approximately a $90,000 reduction in the use of contract labor. Approximately $690,000 of the increase was due primarily to increased materials and inventory related costs, including approximately $196,000 related to an increase in the reserve for excess and obsolete inventory. Research and development expenses include the costs associated with all personnel, materials and contract personnel engaged in research and development for the Company, as well as an allocated portion of overhead expenses, such as rent, telephone, and office supplies.

     In July 1998, as part of the implementation of a new cash management program and to reduce expenses, the Company reduced full-time personnel to approximately 90 persons from approximately 130. The reduction in force included approximately 13 technical personnel, which will reduce personnel related research and development costs by approximately $110,000 annually. Although technical personnel costs may decrease, the Company will continue developing, testing, and demonstrating its product line, and, accordingly, research and development costs will continue to be incurred.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by approximately $1.3 million, or 105%, in the three months ended September 30, 1998 to approximately $2.5 million from approximately $1.2 million during the same period in 1997. Customer support costs increased from approximately $73,000 to approximately $196,000, or approximately $123,000, due primarily to increased customer support staffing levels and related travel expenses to support installations at customer sites and at demonstration and evaluation sites. Sales and marketing costs increased from approximately $560,000 to approximately $1.6 million, or approximately $1.0 million. The increase consisted of approximately $520,000 in higher personnel costs and approximately $560,000 in sales and promotional materials expenses. General and administrative costs increased approximately $148,000, or 25%, in the three months ended September 30, 1998 compared to the same period in 1997. Approximately $40,000 of the increase is related to increased staffing levels, approximately $98,000 is attributable to increased professional fees and investor relations costs and an additional non-cash charge of approximately $141,000 for investment consulting in the three months ending September 30, 1998. Additional costs associated with expanded office space accounted for approximately $80,000 of the overall increase in general and administrative costs for the three months ended September 30, 1998. These increased costs were partially offset by $218,000 in decreases in relocation, recruiting, and travel costs.


     Depreciation and Amortization. Depreciation and amortization increased approximately $527,000 to $649,000 in the third quarter of 1998 from approximately $122,000 in the third quarter of 1997. The increase is due primarily to increased levels of fixed assets and capitalized leases and, to a lesser extent, increased levels of intellectual property held by the Company.

     Net Interest Income. The Company recorded approximately $22,000 of net interest expense during the three months ended September 30, 1998 compared to incurring approximately $70,000 of net interest income in the three months ended September 30, 1997. The approximately $41,000 in interest income recorded in the three months ended September 30, 1998, earned on invested cash balances, was partially offset by approximately $63,000 of interest expense, incurred primarily in connection with capital lease obligations, the 5% Convertible Debentures, and the note payable. For the three months ended September 30, 1997, interest income of approximately $74,000, earned on the invested proceeds of the initial public offering of the Company's Common Stock concluded in April 1997 (the "Initial Public Offering"), was offset by approximately $4,000 of interest expense incurred primarily on capital lease obligations.

     Net Loss. As a result of the foregoing factors, the net loss increased by approximately $3.2 million, or 126%, to approximately $5.7 million for the three months ended September 30, 1998 from approximately $2.5 million during the three months ended September 30, 1997.

Comparison of the Nine Months Ended September 30, 1998 and September 30, 1997

     Revenues.   The Company recognized approximately $365,800 in revenues in the nine months ended September 30, 1998 compared to no revenues recognized for the comparable period in 1997. The revenues recognized related primarily to VidPhone(R) systems and related peripheral equipment shipped in the quarter ended September 30, 1998. The Company did not ship any systems or products in the nine months ended September 30, 1997.

     Cost of Sales.       The Company incurred approximately $229,900 of cost
   of sales in the nine months ended September 30, 1998. The Company did not incur any cost of sales in the comparable period in 1997. Cost of sales includes all direct material costs as well as allocated indirect costs of production, such as labor, indirect materials, allocated manufacturing overhead associated with the manufacture of equipment.

     Gross margin on sales as a percentage of total revenues was approximately $135,900, or approximately 37%, during the nine months ended September 30, 1998. There was no gross margin recorded in the nine months ended September 30, 1997.

     Research and Development. Research and development expenses increased by approximately $7.3 million, or 281%, for the nine months ended September 30, 1998, to approximately $9.9 million as compared to $2.6 million for the nine months ended September 30, 1997. Approximately $2.6 million of the increase was due to hiring of technical staff, though this was partially offset by a reduction of approximately $430,000 in the cost of utilizing contract labor. Costs associated with relocation and recruitment were approximately $126,000 higher in the nine months ended September 30, 1998 than the comparable nine month period of 1997. Materials and inventory related costs increased approximately $2.8 million, including an increase of approximately $596,000 in the reserve for excess and obsolete inventory. The costs associated with increased use of uncapitalized equipment and equipment rentals increased approximately $560,000 in the nine months ended September 30, 1998 compared with the nine months ended September 30, 1997. The costs associated with professional fees incurred in connection with product design increased approximately $310,000 in the 1998 period compared to 1997. The remainder of the increase was due to increased costs incurred in supporting a significantly expanded research and development staff in the 1998 period than had existed in 1997, consistent with the Company's objective of bringing the product to full functionality for introduction to the market. Research and development expenses include the costs associated with all personnel, materials and contract personnel engaged in research and development for the Company, as well as an allocated portion of overhead expenses, such as rent, telephone, and office supplies.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by approximately $4.3 million, or 158%, in the nine months ended September 30, 1998 to approximately $7.0 million from approximately $2.7 million during the same period in 1997. Customer support costs increased from approximately $99,000 to approximately $779,000, or approximately $680,000, due primarily to increased customer support staffing levels and related travel expenses to support installations at customer sites and at demonstration and evaluation sites. Sales and marketing costs increased from approximately $991,000 to $3.9 million, or approximately $2.9 million. The increase consisted of approximately $1,183,000 in increased personnel costs, approximately $140,000 in higher recruitment expenses, approximately $273,000 in higher costs associated with tradeshow attendance, approximately $121,000 in increased travel and entertainment costs, and approximately $702,000 in increased sales and promotional expenses. Also included in the nine month period were approximately $133,000 of expenses associated with the cancellation of plans to open a new sales office in the metropolitan Washington, D.C. area. General and administrative costs increased approximately $639,000, or 40%, in the nine months ended September 30, 1998 compared to the same period in 1997. Approximately $426,000 of the increase is related to increased legal, accounting, and investor relations costs, approximately $423,000 is attributable to a non-cash charge related to investment consulting services, and approximately $172,000 is attributable to higher salaries expense, before consideration is given to the $340,000 non-cash compensation charge recorded in 1997. Offsetting these increased costs were reductions totaling approximately $286,000 due to reduced travel, relocation, and recruitment costs in 1998.

     Depreciation and Amortization. Depreciation and amortization increased approximately $1.2 million to approximately $1.6 million in the first nine months of 1998 from approximately $444,000 in the comparable period of 1997. The increase is due primarily to increased levels of fixed assets and capitalized leases and, to a lesser extent, increased levels of intellectual property held by the Company. Approximately $209,000 related to the amortization of debt issuance costs was included in the total for the first nine months of 1997.

     Net Interest Income. The Company recorded approximately $176,000 of net interest income during the nine months ended September 30, 1998 compared to incurring approximately $360,000 of net interest expense in the nine months ended June 30, 1997. The approximately $285,000 in interest income recorded in the nine months ended September 30, 1998, earned on invested cash balances, was partially offset by approximately $109,000 of interest expense, incurred primarily in connection with capital lease obligations, the 5% Convertible Debentures, a note payable, and finance charges on trade payables. The approximately $606,000 of interest expense recorded in the nine months ended September 30, 1997 was incurred primarily in connection with warrant issuance costs associated with notes issued by the Company in connection with a bridge financing completed in November 1996, $385,000, and interest incurred on borrowed funds prior to the Initial Public Offering. Interest expense during that period was offset by approximately $246,000 of interest income earned primarily on invested proceeds of the Initial Public Offering.

     Net Loss. As a result of the foregoing factors, the Company's net loss increased by approximately $12.0 million, or 198%, to approximately $18.1 million for the nine months ended September 30, 1998 from approximately $6.1 million during the nine months ended September 30, 1997.

Liquidity and Capital Resources

     The Company has incurred cumulative losses aggregating approximately $34.9 million from inception through September 30, 1998. The Company expects to incur additional operating losses for the foreseeable future, principally as a result of expenses associated with the Company's product development efforts and anticipated sales, marketing and general and administrative expenses. During the first nine months of 1998, the Company satisfied its cash requirements principally from the proceeds of a follow-on public offering of Common Stock completed during November 1997 (the "Follow-on Offering"), augmented by approximately $3.1 million of proceeds from the issuance of the 5% Convertible Debentures and approximately $1.1 million of proceeds from the issuance of the Series B Preferred Stock. In June 1998, the Company sold for approximately $1.4 million certain leasehold improvements it had made to its principal office building to the PDA in consideration for higher rental costs in the future. The primary uses of cash have been to fund research and development, sales, general and administrative expenses, and to build inventory levels to support sales of the Company's products in 1998.

     The Company's cash and cash equivalents decreased by approximately $16.4 million to $1.8 million at September 30, 1998, compared to $18.2 million at December 31, 1997. The Company utilized a portion of such cash for units shipped in the first quarter of 1998, to build inventory for future anticipated shipment developments, for costs related to research and development in response to market demands for additional functionality, and to increase marketing capabilities to support anticipated and established significant reseller relationships.

     Net cash used in operating activities in the nine months ended September 30, 1998 was approximately $18.0 million. The net loss in the first nine month period, reduced by depreciation and amortization and the non-cash compensation and other non-cash charges, was approximately $16.1 million. Inventories increased by $4.7 million, funded in part by an increase of $2.6 million in accounts payable over the nine month period. Inventory at September 30, 1998 was approximately $6.4 million, compared to approximately $1.7 million at December 31, 1997. Inventory at September 30, 1998 included approximately $95,000 of finished goods representing the cost of equipment shipped in the third quarter of 1998 which had not been recorded as sales in the quarter.

     Net cash used in investing activities in the nine months ended September 30, 1998 was approximately $2.3 million. The approximately $3.8 million in cash used for capital items was partially offset by the approximately $1.4 million sale to the PDA of leasehold improvements made to the Company's leased headquarters. Of the total of approximately $4.5 million in additions to property and equipment in the nine month period, approximately $702,000 were financed by additions to capital lease obligations. Total additions to property and equipment in the nine months ended June 30, 1998 consisted of additions to offices, furniture and fixtures, and related items and to computer and telecommunications equipment and software.

     Net cash provided by financing activities was approximately $3.9 million in the nine months ended September 30, 1998. In July, the Company raised approximately $3.125 million from the issuance of 5% Convertible Debentures, $625,000 of which was purchased by certain directors, executive officers and certain other affiliated investors. In August, the Company raised approximately $1.15 million from the issuance of Series B Preferred Stock.
   A further approximately $221,000 of proceeds was received from the exercise of warrants by certain warrant holders after contractual restrictions lapsed of a portion of their warrants in the second quarter of 1998. These proceeds from financing activities were partially offset by approximately $511,000 of principal payments on capital lease obligations and approximately $103,000 of principal payments on a note payable.

     The Company believes, based upon its current plan of operations, that its existing resources will only be sufficient to fund operations through late November 1998. Thus, the Company will require significant additional financing in the near term to continue operations beyond that date. The Company is currently exploring several potential sources of financing, including several alternative sources of equity financing. The Company recently retained a brokerage services firm to act as a non-exclusive placement agent for a private offering of the Company's equity securities, on a best efforts basis. In addition, the Company is in discussions with a second brokerage firm regarding a possible private placement of convertible securities for which the firm would act as the placement agent, again on a best efforts basis.

     Although the Company believes that it will be successful in its efforts to raise additional capital, there can be no assurance that it will be able to do so, particularly given the Company's current cash position. The Company has been diligently pursuing financing alternatives for a number of months and, to date, its efforts to obtain additional debt or equity financing have resulted in financings with gross proceeds to the Company of approximately $4.275 million in July and August. The Company's ability to attract capital has been hampered by a number of adverse conditions, certain of which are beyond the Company's control, including uncertainty regarding economic conditions generally, the decline in the market for technology stocks, and concern about the stock market in general. In addition, adverse conditions in the Company's operations have impeded financing efforts, including the Company's inability to secure substantial additional orders for its products, concern about product reliability and customer acceptance, and concern about the market for video conferencing products generally. Accordingly, there can be no assurance the Company will be successful in its efforts to secure additional debt or equity financing through a strategic alliance, private placement, or otherwise, on terms acceptable to the Company, or at all.

     With respect to the Company's plan of operations, the Company intends to continue to focus on seeking to operate efficiently and preserve cash by closely monitoring expenditures and payments to vendors on outstanding payables, reviewing appropriate staffing levels without sacrificing product performance, and continuing to increase product functionality and promote customer acceptance of the VidPhone(R) system, the Company's principal product. If the Company is not successful in securing additional financing, the Company will be forced to consider alternative methods of maximizing shareholder value, which could include sales of the Company's assets, a sale of the Company, or workout alternatives.

   Part  II

Item 2.  Changes in Securities

         The information required by this Item is disclosed in Notes 7 and 8 to the Financial Statements included in this Quarterly Report on Form 10-QSB, and that information is incorporated in this Item 2 by this reference.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits.

3.1      Second Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit No. 3.1 forming a part of the Company's Quarterly Report on Form 10-QSB, as amended by Amendment No. 1 to the Form 10-QSB on Form 10-QSB/A, for the
         quarter ended June 30, 1998).

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

4.5      Form of Stock Option Agreement, dated December 18, 1997, by and between the Company and Barington Capital Group, L.P.
         (Incorporated by reference to Exhibit 10.8 forming a part of the Company's Annual Report on Form 10-KSB, as amended by
         Amendment No. 1 to Form 10-KSB on Form 10-KSB/A, for the year ended December 31, 1997.

4.6      Specimen certificate evidencing shares of Common Stock of the Company (Incorporated by reference to Exhibit 4.2 forming a part of Amendment No. 2 to the Company's Registration Statement on Form SB-2 (File No. 333-20625) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).

4.7      Form of 5% Convertible Debentures due 2003 of the Company (Incorporated by reference to Exhibits 4.3 and 4.4 forming a part of the Company's Current Report on Form 8-K dated July 1, 1998 and filed July 16, 1998 with the Securities and Exchange
         Commission under the Securities Exchange Act of 1934, as amended).

4.8      Form of Warrants to be issued upon redemption of the 5% Cumulative Convertible Debentures due 2003 of the Company
         (Incorporated by reference to Exhibit 4.5 forming a part of the Company's Current Report on Form 8-K dated July 1,1998 and filed July 16, 1998 with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended).

4.9      Specimen certificate evidencing shares of the Series B 5% Cumulative Convertible Preferred Stock of the Company
         (Incorporated by reference to Exhibit 4.9 forming a part of Amendment No. 1 to the Company's Registration Statement on Form
         S-3 (File No. 333-62971) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).

4.10     Certificate of Designations of the Series B 5% Cumulative Convertible Preferred Stock of the Company (Incorporated by
         reference to Exhibit 4.10 forming a part of Amendment No. 1 to the Company's Registration Statement on Form S-3 (File No.
         333-62971) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).

4.11     Form of Warrant issued in connection with the Series B 5% Cumulative Convertible Preferred Stock of the Company
         (Incorporated by reference to Exhibit 4.11 forming a part of Amendment No. 1 to the Company's Registration Statement on
         Form S-3 (File No. 333-62971) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).

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

10.7     Form of Stock Option Agreement, dated December 18, 1997, by and between the Company and Barington Capital Group, L.P.
         (Incorporated by reference to Exhibit 10.8 forming a part of the Company's Annual Report on Form 10-KSB, as amended by
         Amendment No. 1 to the Form 10-KSB on Form 10-KSB/A, for the year ended December 31, 1997).

10.8     Subscription Agreement, dated as of July 1, 1998, by and among the Company and the Institutional Investors (Incorporated by
         reference to Exhibit 4.1 forming a part of the Company's Current Report on Form 8-K dated July 1, 1998 and filed July 16,
         1998 with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended).

10.9     Subscription Agreement, dated as of July 8, 1998, by and among the Company and the Additional Investors (Incorporated by
         reference to Exhibit 4.2 forming a part of the Company's Current Report on Form 8-K dated July 1, 1998 and filed July 16,
         1998 with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended).

10.10    Strategic Alliance and Marketing Agreement between the Company and Unisys Corporation (Incorporated by reference to
         Exhibit 10.10  forming a part of Amendment No. 1 to the Company's Registration Statement on Form S-3 (File No. 333-62971)
         filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).

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


                                 Objective Communications, Inc.

                                 By:  /s/ James F. Bunker
                                      --------------------
                                      James F. Bunker
                                      President and Chief Executive Officer
                                      (duly authorized executive officer)

                                      /s/ Robert H. Emery
                                      -------------------
                                      Robert H. Emery
                                      Vice President, Administration and Finance
                                      (principal financial officer)


November 16, 1998