Form 10KSB
period 1998-12-31
OBJECTIVE COMMUNICATIONS INC
filed 1999-03-31
CIK 944310

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934.
For the fiscal year ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.
For the transition period from ________ to ________

                        Commission File Number 000-22235
                            ------------------------

                         OBJECTIVE COMMUNICATIONS, INC.
                 (Name of Small Business Issuer in Its Charter)

                   DELAWARE                                        54-1707962
        (State or Other Jurisdiction of               (I.R.S. Employer Identification No.)
        Incorporation or Organization)

            50 INTERNATIONAL DRIVE,                                   03801
           PORTSMOUTH, NEW HAMPSHIRE                               (Zip Code)
   (Address of Principal Executive Offices)

        (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE): (603) 334-6700

          Securities registered under Section 12(b) of the Act: None.

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                         COMMON STOCK, PAR VALUE $0.01

                                (TITLE OF CLASS)

     Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

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

     The aggregate market value of the voting common equity held by non-affiliates as of March 15, 1999, was $6,132,460.

     The number of shares of the issuer's Common Stock outstanding as of March 15, 1999, was 6,881,035 shares.

     Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM                                                                PAGE
----                                                                ----
                                 PART I
 1.   Business....................................................    1
 2.   Properties..................................................    7
 3.   Legal Proceedings...........................................    8
 4.   Submission of Matters to a Vote of Security Holders.........    8

                                PART II
 5.   Market for Common Equity and Related Stockholder Matters....    8
 6.   Management's Discussion and Analysis of Financial Condition
      and Results of Operations...................................    8
 7.   Financial Statements........................................   15
 8.   Changes in and Disagreements with Accountants on Accounting
      and Financial Disclosure....................................   35

                                PART III
 9.   Directors, Executive Officers, Promoters and Control
      Persons; Compliance with Section 16(a) of the Exchange
      Act.........................................................   35
10.   Executive Compensation......................................   37
11.   Security Ownership of Certain Beneficial Owners and
      Management..................................................   40
12.   Certain Relationships and Related Transactions..............   41
13.   Exhibits, Lists and Reports on Form 8-K.....................   44
14.   Signatures..................................................   46

                                     PART I

     Unless otherwise indicated, all information in this Form 10-KSB gives effect to a one-for-two reverse stock split of our common stock effective as of December 5, 1996.

     Some of the statements in this Form 10-KSB are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a number of risks and uncertainties. We have made these statements based on currently available operating, financial and competitive information. However, actual results and future events may differ significantly from the results contemplated in the forward-looking statements because of a number of factors, including product and technology development, customer and market acceptance of our product, demand for our product, the impact of competitive products and pricing, and other risks detailed in this Form 10-KSB and in our Securities and Exchange Commission filings.

     In this Form 10-KSB, we refer to Objective Communications, Inc., a Delaware corporation, as we, the Company or Objective Communications.

ITEM 1.  BUSINESS

INTRODUCTION

     Objective Communications is a Delaware corporation formed in 1993 to design, develop and market a full motion, high resolution, cost-effective video network system. Users of the VidPhone video network system can view broadcast video and participate in multi-party video conferences. With the introduction of Release 1.5 of our VidPhone software, which we expect to occur in the second quarter of 1999, users also will be able to retrieve stored video on demand. Our VidPhone system distributes video to and from desktop or laptop personal computers and conference rooms configured with a VidPhone station, over the same wiring used by the telephone. We believe that the VidPhone system offers greater functionality and compatibility with existing infrastructure and higher quality than other video network or conferencing systems available today.

RECENT DEVELOPMENTS

     In July 1998, we began a significant restructuring of our operations, including changes in senior management. We hired James Bunker, who has extensive experience "turning-around" businesses, as our President and Chief Executive Officer. Steven Rogers, our founder, became Chief Technology Officer and Vice President, Engineering and assumed responsibility for completing the development of our commercial VidPhone system. We shipped the first commercial version of our VidPhone system in August 1998. To lower our operating expenses, in July 1998, we reduced the number of our employees to approximately 90 from approximately 135. Since then, we have reduced our staff by approximately 35 additional people. We also implemented new cash management and expense policies. We believe that these changes will reduce our total operating expenses in 1999 by approximately 50% compared to 1998.

     During this period we also refined our sales and marketing strategy, focusing on promoting the VidPhone system to our large resellers and their customers. In October 1998, we entered into a strategic partnership with Unisys, under which Unisys is the preferred systems integrator that will sell our VidPhone system to the federal government. We are also pursuing a number of other joint marketing initiatives with Unisys. For example, Unisys exhibited the VidPhone system at 11 trade shows in 1998. Bell Atlantic and Sprint also recently renewed their reseller agreements with us.

     We require additional financing for our operations. At December 31, 1998, we had essentially no cash from which to fund operations. In February 1999, we completed a private placement of $2,850,000 of unsecured promissory notes and 1,140,000 shares of common stock, from which we received net proceeds of approximately $2,430,000. Before completing the February 1999 private placement, we were able to pay only those expenses that were essential to continue operations. We financed those payments, in part, with advances of $125,000 from two of our executive officers. Since completing the February 1999 private placement, we have continued to monitor payments carefully. On February 16, 1999, we filed a registration statement with the Securities and Exchange Commission relating to a proposed firm commitment underwritten public offering of $15,000,000 of our common stock. Although we currently expect to complete that public offering in late April 1999, our ability to complete the offering is subject to a number of factors, many of which are beyond our control. Therefore, we cannot assure you that we will be able to complete the proposed public offering or, if we complete the offering, the timing of the offering.

INDUSTRY BACKGROUND

     Business demand for video communications, historically limited primarily to video conferencing, is driven by the desire to achieve the most effective means of communication. Information that is exchanged or presented visually, such as during in-person meetings or video presentations, has a stronger impact on the end-user than non-visual communication. People cannot always exchange or present information in person, and technology limitations and cost constraints have restricted the use of video applications. Consequently, people rely on non-visual forms of communication, such as telephony, voice mail and e-mail. Recent video application developments such as targeted broadcasting and conferencing achieve the effectiveness of face-to-face meetings while retaining the convenience of a telephone call.

     We believe that video networks that fully support video broadcast, video retrieval and video conferencing applications address many of the communications requirements of the business community. Video networks can improve worker productivity by facilitating the efficient exchange of information between geographically dispersed parties and reducing travel expenses. In addition, they can enable the use of video material for training and research at the convenience of the user rather than the presenter and permit businesses to access business broadcasts, such as CNN, CNNfn and CNBC, at a desktop or laptop computer. To date, however, infrastructure and transmission constraints, costs and other limitations have precluded business quality video broadcast, retrieval and conferencing applications at desktop computers.

     Until recently, most video communications systems were boardroom video conferencing systems. These systems were expensive for most businesses. Even today, most boardroom video conferencing systems require substantial capital expenditures and trained personnel for set up and maintenance during video conferencing calls. Most boardroom systems also do not provide video quality adequate for video broadcast and retrieval and are limited by distracting latency transmission delays that result in unsynchronized audio and video. In addition, these systems normally require the use of the public telephone system for all video calls, including those within a building or across a small business campus, thereby incurring telephone usage charges for each call.

     Over the past decade, video conferencing systems have begun to evolve from high cost, low quality, stand-alone boardroom systems to desktop systems. However, desktop systems have not been widely adopted. We believe that this is primarily because most video network systems produce inadequate video quality for business purposes.

     Most desktop video conferencing systems use either dedicated telephone lines or the local area network ("LAN") to transmit video data. Some desktop video conferencing systems use dedicated Integrated Services Digital Network ("ISDN") lines to achieve acceptable video quality (384 Kbps) for business purposes. However, to achieve this quality, a minimum of three dedicated ISDN lines with six associated telephone numbers must be provided to each desktop. The installation costs of these additional lines and line use charges render this approach prohibitively expensive on any significant scale. In addition, these systems require the installation of either expensive and complex hardware coder-decoders ("CODECs") in each PC, or software CODECs that render the PC unavailable for other applications during video conferencing.

     Some video conferencing systems attempt to use the LAN rather than dedicated telephone lines. These are referred to as IP or H.323 systems. LAN-based systems also require the installation of hardware or software CODECs in each user's desktop or laptop computer. Data LANs were not designed for isochronous, i.e., time dependent, data such as video and audio. LANs were designed to be shared by individuals using the transmission medium for short periods of time. Most LANs today do not have the bandwidth to accommodate the volume of data inherent in full-motion video applications. Consequently, even a single video conference would significantly diminish the capacity of most LANs to support other users. Information technology managers resist LAN-based video applications because of the additional volume of data and new infrastructure and the associated maintenance required to support them. Although high speed Ethernet and gigabit routing switches may alleviate some of the bandwidth problems resulting from the transmission of video on the LAN, we believe that these new technologies do not adequately address the transmission delay problems plaguing such systems. We believe that, in the future, synchronous fiber optic networks and Asynchronous Transfer Mode ("ATM") switching will dominate in the wide area network ("WAN"). However, we do not believe that ATM will reach desktop computers due to the high cost.

     We do not expect business users to adopt video applications on any significant scale until video systems are capable of providing TV-quality video and FM-quality stereo audio and are cost effective. We believe that our VidPhone video network meets these requirements because it takes advantage of existing telephone wiring and supports high quality video and audio, but does not interfere with the existing LAN-based computer system or impede the performance of an individual desktop or laptop computer.

PRODUCTS AND TECHNOLOGY

     Our VidPhone system is a full-motion, high resolution, cost-effective video network system that uses the same wiring as the telephone, which gives it a competitive cost advantage over other types of video network systems. Users of the VidPhone video network system can view broadcast video and participate in multi-party video conferences from desktop personal computers or conference rooms. With the introduction of Release 1.5 of our VidPhone software, which we expect to occur in the second quarter of 1999, users also will be able to retrieve stored video on demand.

     Our VidPhone system is comprised of the following core components:

     VidPhone Switch. The VidPhone switch is the video, audio and data switch that is the cornerstone of our VidPhone video network system. It enables users to access all VidPhone system functions within a building or across a small business campus and, using one of our gateway products, to communicate with remote locations through a WAN. A VidPhone switch is a scalable, modular video network switch that supports from five to 50 concurrent users. Up to four VidPhone switches may be connected to support up to 150 concurrent users. The VidPhone switches normally reside near the PBX or CENTREX point of entry and can be mounted in standard 19-inch racks.

     VidModem. The VidModem connects the desktop and the VidPhone switch using the existing telephone wiring. The desktop and VidPhone switch versions of VidModem incorporate the patented VidModem technology that enables distribution of TV-quality video, FM-quality stereo audio and high speed data over the single twisted pair of copper wire that connects the telephone to the PBX or CENTREX. The transmission does not require compression or decompression of data. The connection is transparent to the telephone and the PBX, so the user also can use the telephone concurrently with the VidPhone system, and the telephone operates independent of any video applications.

     VidPhone Station Software. VidPhone station software is the software platform supporting users of the VidPhone system. It provides an easy-to-use graphical user interface for all video applications offered by the VidPhone system and transforms a user's desktop or laptop computer into a VidPhone station. The user's computer is configured with non-proprietary equipment such as a microphone, speakers and a camera. VidPhone stations connect to the VidPhone switch through a VidModem. A VidPhone station user can view broadcast video and participate in video conferences. With the introduction of our Release
1.5 VidPhone software, VidPhone stations may be located up to 1,000 feet from the VidPhone switch when using category 3 wiring, and up to 2,000 feet when using category 5 wiring. We believe that most modern business telephone systems use at least category 3 wire. VidPhone stations do not need a terminal-resident ISDN or ATM CODECs because they connect directly to the VidPhone switch. VidPhone stations may be easily and inexpensively modified for conference room systems. The VidPhone system also supports all video network applications in a large screen multi-party conference room setting.

     VidPhone Remote Terminal. VidPhone remote terminals connect remote users who are not directly connected to a VidPhone switch through a VidModem to the VidPhone system. Employees in branch offices, individuals working from home, and other parties outside a building or business campus are potential users of VidPhone remote terminals. VidPhone remote terminal users have access to all video network functions of the VidPhone switch to which they connect; however, the quality of the video and audio presentation will be limited by the bandwidth of the external communications connection. VidPhone remote terminal connectivity may be over a variety of communications circuits, such as single or multi-line ISDN.

     We also have developed and are continuing to develop additional components that enhance the VidPhone system. Three of these components are the VidPhone Gateway2, the ATM Gateway2 and our VidServer video storage and access device. Our VidPhone Gateway2 and ATM Gateway2 can be used to connect VidPhone systems across a wide area network. The VidPhone Gateway2 interfaces with and transmits signals across a WAN using the public telephone system's ISDN lines, which are a network of ISDN lines operating worldwide. The VidPhone system ATM Gateway2 interfaces with and transmits signals over a fiber optic network WAN. Both the VidPhone Gateway2 and the ATM Gateway2 compress the video data signal at the location where the video call is initiated, interface with the WAN, decompress the video signal at the location where the video call is received, and transmit the video signal to the VidModem switch for distribution to the VidPhone user to whom the call is directed. The VidPhone VidServer will be available with software Release 1.5 expected to occur in the second quarter of 1999. The VidServer will permit VidPhone users access to and control of stored video.

SYSTEM FUNCTIONALITY

     The VidPhone system can support three business video requirements.

     Broadcast Video. Sources of broadcast video material include, but are not limited to, satellite broadcasts, cable television, and narrowcasts over an ATM network. These sources are connected to the VidPhone switch through a specially designed circuit card. The user selects the desired broadcast from a menu using standard point-and-click techniques. The non-blocking architecture of the VidPhone switch permits multiple users to simultaneously access the same broadcast video source without degrading system performance.

     Video Conferencing. The VidPhone system supports two-way and multi-party video conferencing. A VidPhone system user can maintain a telephone directory and contact other VidPhone users using standard point-and-click techniques at any time without prior coordination.

     Retrieval of Stored Video. With the commercial introduction of Release 1.5 of the VidPhone software, which we expect to occur in the second quarter of 1999, VidPhone system users will be able to access stored video material. The stored video material may reside on a variety of different types of devices, such as a video server, a video jukebox or a video tape player. Users will be able to access stored video using point-and-click techniques similar to those used to access broadcast video.

SALES AND MARKETING

     Our sales and marketing strategy is to create brand-name recognition of the VidPhone video network system. We actively promote the VidPhone system through various initiatives including press releases, targeting key media outlets, presentations to industry analysts and consultants, technology announcements, formal product launches, and participation in trade shows. In 1998, we exhibited the VidPhone system at five trade shows held in Washington, D.C., Boston and three cities in California. Our strategic partner, Unisys, exhibited the VidPhone system at 11 additional trade shows. Those shows targeted the federal government, including the Department of Defense and U.S. military bases. We also made a presentation and exhibited the VidPhone system at the Sprint ATM User's Conference held in Atlanta in 1998.

     Resellers. We market our VidPhone system primarily through telephone product and service companies, systems integrators and VARs who generally will market and sell our video network system as an upgrade to their existing customers' telephone and information systems. We currently have agreements with 16 resellers. In part, our strategy is to capitalize on the drive by some of the telephone product and service resellers to gain prominence in the corporate information systems market. The attributes of the VidPhone system enable our resellers to offer a fully functional video network that competes directly with video network functions offered by computer and LAN vendors. We believe the VidPhone system is more attractive to information technology administrators than LAN-based systems because it does not use LAN bandwidth, compromise LAN integrity, affect LAN reliability or use significant personal computer processing power. The VidPhone system architecture also enables information technology administrators to centrally manage system resources and feature upgrades. The VidPhone system provides higher quality video and audio than any LAN-based system currently available.

     Telephone product and service providers, systems integrators and VARs offer sales, service and support and have large customer bases. These distribution channels have a large existing customer base that is generally receptive to system upgrades. We have an agreement with Bell Atlantic, expiring in October 1999, to market and sell our video network to the Department of Defense and other governmental agencies. We also have a reseller agreement with Sprint to market and sell VidPhone systems worldwide which terminates in July 1999. In October 1998, we entered into a strategic alliance with Unisys under which Unisys is the preferred systems integrator that resells our VidPhone system to the federal government.

     We have a limited operating history and, therefore, we do not have any substantial basis on which to predict our sales cycle. However, we expect that we will have a relatively long sales cycle for our products, in part because of our strategy of marketing our VidPhone system through resellers. It takes a relatively long time for us to establish a relationship with our resellers. It also takes time for us to familiarize our resellers and their personnel with the VidPhone system and to train the resellers' sales force. However, we also expect that the time involved in our sales cycle will decrease after we establish customer reference accounts, create brand name recognition of the VidPhone system and have longer, more established relationships with our resellers.

     Direct Sales. We have a small internal direct sales force to promote our VidPhone system, to create reference accounts in major markets, and to support our third-party resellers. We intend to continue to develop our direct sales force, focusing on adding a small number of sales people in specific geographic areas to further our sales and marketing efforts.

     Vertical Distribution Channels. We are developing vertical distribution channels for our VidPhone system. Initially, our sales and marketing efforts target the government sector and the financial and medical industries. We are targeting the government sector because it tends to adopt technology early and has many uses for a video network system. We are targeting the financial and medical industries because these industries have a demonstrated need to broadcast and distribute video to many users at their desktop computers.

     Customer Service and Support. We expect that our resellers will provide their customers with service and support for the VidPhone system. In addition, we maintain a customer support department that assists our resellers and end-user customers with problems related to our video network system, including the initial installation of the VidPhone system, technical questions, problem resolution and systems engineering. As our resellers become more familiar with the VidPhone system, we expect that they will be the primary customer support for our products to their customers, and that our customer support department will become a secondary customer support, focusing on providing service regarding issues like software performance and hardware re-engineering requirements. We also expect that, in the future, our customer support department will provide services to our resellers rather than to the end-user customer.

     Training. To promote reseller sales and marketing efforts, as well as resellers' support for our products, we hold in-depth training programs to educate our resellers about our products. During 1998, we held training classes for reseller sales, support and service personnel, both at our facilities and at our resellers' facilities. We intend to increase the number and availability of our training programs in the future, which we believe will help build brand awareness, promote reseller sales and marketing of the VidPhone system, and improve reseller service and support for our VidPhone systems.

PRODUCT RESEARCH AND DEVELOPMENT

     During 1997, our research and development efforts focused on completing the initial development and production of the VidPhone system. We introduced the VidPhone system in the fourth quarter of 1997, and we made the first shipments of the commercial VidPhone system in the third quarter of 1998. Since then, our research and development has focused on:

     - adding new features requested by our customers;

     - adding additional user capacity to the VidPhone system; and

     - lowering production costs.

     Our engineering staff closely monitors technical developments and works with our marketing personnel to assess evolving business video network requirements. We will monitor emerging technologies that support new video applications for business and tailor our research and development accordingly. In addition to our internal research and development resources, we engage contract engineering services when we believe that the use of such services will be efficient. Research and development efforts target both hardware and software enhancements to video network capabilities. Our research and development efforts are complemented by internal quality and assurance procedures.

INTELLECTUAL PROPERTY

     Our proprietary VidModem transmission technology, incorporated in our VidPhone system, is covered by two U.S. patents issued in April 1997 and July 1998, which relate to a method and apparatus for transmitting video information over telephone wiring and variations of the basic VidModem technology.

     We also are currently prosecuting a patent application covering the VidPhone system's networking and switching technology, and we have pending patent applications with respect to a scalable high-speed packet switch and to a U-channel interface device. We cannot predict when we will receive a dispositive ruling from the U.S. Patent and Trademark Office concerning these patent applications. We expect to file approximately six to nine new U.S. patent applications in 1999 covering various improvements in the field of video distribution, but we do not expect to receive notice from the U.S. Patent and Trademark Office for at least one year after filing. The success of our products depends in part on our continuing ability to obtain and protect patents, licenses and other intellectual property rights covering our significant hardware and software products. We have registered the trademarks Objective Communications, VidPhone, and VidModem.

     The process of seeking patent and trademark protection can be long and expensive, and there can be no assurance that patents and trademarks will issue from currently pending or future applications or that any patents or trademarks that are issued will be of sufficient scope to provide meaningful protection or any commercial advantage to us.

MANUFACTURING

     We outsource the manufacture and assembly of components used in the VidPhone system. In particular, we outsource to Sanmina Corporation the manufacture and assembly of components used in the VidPhone switch. Several other manufacturers are producing smaller sub-assemblies and components for us. We believe we will be able to continue to outsource production and that there are a number of manufacturers qualified to produce components of our VidPhone system, because the production process is relatively routine and does not require any unique expertise. Although our products incorporate unique, patented technology, we also believe that all of the components used in our equipment are readily available from commercial suppliers. As a result, we do not believe that we depend on any single manufacturer or supplier to a material extent. All products produced by third-party manufacturers are shipped to us for final assembly, systems integration and quality assurance testing. We plan to retain test and quality assurance functions until subcontractors can be certified with respect to quality. Any difficulties encountered with third-party manufacturers could result in product defects, production delays, cost overruns or the inability to fulfill orders on a timely basis. Any of these difficulties could have a material adverse effect on us.

     As of December 31, 1998, we had overdue accounts payable to Sanmina of an aggregate of approximately $3,200,000 and we had approximately $1,100,000 in value of our inventory and materials located at Sanmina. In January 1999, we restructured these obligations by converting the outstanding $3,200,000 obligation to Sanmina and the $1,100,000 in inventory and materials to a three-year term note in the principal amount of $4,300,000. The note bears interest at 7% per year. We also issued to Sanmina warrants to purchase 275,000 shares of our common stock at an exercise price of $2.75 per share. We are obligated to pay Sanmina $1,100,000 in principal on the note at the time this offering is completed and, at that time, Sanmina will transfer to us title to our inventory and materials located at its facilities.

COMPETITION

     The market for our products is new, highly competitive and rapidly evolving. We believe that the principal competitive factors in the markets in which we compete are product performance, price and product support. Our principal competitors in the video network market are MMAC, FVC.com and VTEL Corp. We also expect to compete with new entrants in the market and with providers supporting IP and LAN-based video networks, including Intel, Microsoft, and Cisco. To date, no desktop system has captured any significant portion of the potential market.

     Our video network system permits users to view broadcast video and participate in multi-party video conferences from the desktop and, upon the introduction of our Release 1.5 software, will permit retrieval of stored video on demand. As a result, we also compete with companies that offer video broadcast and video retrieval products. Competitors in the video broadcast market include cable television and direct satellite broadcast system providers such as DirecTV, TCI, and News Network Vision.

     Our principal competitors in the video conferencing market have been PictureTel, VTEL and its wholly-owned subsidiary CLI, Intel and Polycom. We believe that PictureTel currently has the largest market share in both the group and desktop video conferencing markets. We also expect to compete with new market entrants in the video conferencing market. We are not aware of any current competitors in the video retrieval market.

     Virtually all of our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. We believe that we will be able to compete effectively against larger companies with substantially greater resources on the basis of our product's capabilities, our distribution strategy, and price. We do not believe that LAN-based competitors will be able to provide business quality video network systems in the foreseeable future. There can be no assurance, however, that we will be able to compete successfully against these or future competitors.

GOVERNMENT REGULATION

     The Federal Communications Commission ("FCC") regulates the operation of telecommunications equipment for use in the United States. The VidModem and VidPhone switch components of the VidPhone system must comply with certain FCC regulations.

     VidModem. The VidModem is a Class A digital device that may be operated without an individual license. Under FCC regulations, we will be required to follow a verification procedure consisting of a self-certification that the radio frequency device complies with applicable regulations. A qualified, independent testing facility tested the VidModem and it was found to comply with FCC regulations.

     VidPhone. We obtained equipment registration from the FCC for certain VidPhone system components, including the VidPhone switch, that are connected to the public switched telephone network.

     Future government regulations could increase the cost of bringing products to market or adversely affect our ability to market and sell our products or technology.

EMPLOYEES

     As of March 31, 1999, we had approximately 55 employees, all of whom were full-time. We also use the services of technical consultants and subcontractors on an as-needed basis. Each employee and consultant has executed both a confidentiality agreement and an agreement not to compete with us for a period of 24 months after performing services for us. We do not have employment agreements with any of our employees, except for James F. Bunker, our President and Chief Executive Officer, and Steven A. Rogers, our founder, Chief Technology Officer and Vice President.

ITEM 2.  PROPERTIES

     We lease one facility in Portsmouth, New Hampshire at a current monthly rental rate of $11.00 per square foot under a lease that expires in March 2008. Rent on the facility increases over the term of the lease from an initial rate of $11.00 per square foot to $15.00 per square foot. That facility consists of approximately 26,000 square feet, of which approximately 13,000 square feet is office space, approximately 6,500 square feet is a research and development laboratory, and approximately 6,500 square feet is a production facility used for equipment assembly and testing, customer support, and training.

ITEM 3.  LEGAL PROCEEDINGS

     We are a party to a number of lawsuits and proceedings relating to overdue obligations. Most of these proceedings seek to recover relatively small amounts of money and, as of the date of this Form 10-KSB, the total amount of damages sought in these proceedings is approximately $137,000, plus in certain cases, court costs and attorney's fees. We are seeking to negotiate payment terms regarding many of these obligations, but to date our efforts to resolve them have not been successful. We have numerous other overdue obligations which could result in additional lawsuits being filed against us. We are not aware of any other legal proceedings pending or threatened against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the quarter ended December 31, 1998.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock traded on the Nasdaq SmallCap from April 3, 1997 to October 30, 1997 and has traded on the Nasdaq National Market since October 31, 1997. The following table sets forth, for the periods indicated, the range of high and low bid quotations per share, in the case of the Nasdaq SmallCap, and sales prices per share, in the case of the Nasdaq National Market, as reported on such quotation systems.

                       PERIOD ENDING:                          HIGH       LOW
                       --------------                         -------   -------
June 30, 1997 (from April 3, 1997)..........................  $14.250   $ 5.875
September 30, 1997..........................................   38.250    11.125
December 31, 1997...........................................   36.750    12.750
March 31, 1998..............................................   24.750    14.438
June 30, 1998...............................................   20.250     6.625
September 30, 1998..........................................    9.625     2.625
December 31, 1998...........................................    5.500     1.750

     At March 24, 1999, the last sale price per share of common stock as reported on the Nasdaq National Market was $1.0625. As of February 16, 1999, there were approximately 157 holders of record of our common stock.

     We have not paid cash dividends on our common stock in the past. We expect to retain all earnings generated by our operations for the development and growth of our business, and do not anticipate paying any cash dividends to holders of our common stock in the foreseeable future. The payment of future dividends on the common stock and the rate of such dividends, if any, will be determined by our Board of Directors in light of our earnings, financial condition, capital requirements and other factors.

     Information regarding the 5% convertible debentures that we issued in July 1998 and the Series B preferred stock that we issued in August 1998 previously was disclosed in our Quarterly Report on Form 10-QSB filed with the Commission relating to the quarter ended September 30, 1998.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     You should read the following discussion in conjunction with our audited financial statements and notes thereto which are included elsewhere in this Form 10-KSB.

OVERVIEW

     Objective Communications was formed in 1993 to design, develop and market a full motion, high resolution, cost-effective video network system, the VidPhone system. Users of the VidPhone video network system can view broadcast video and participate in multi-party video conferences. With the introduction of Release
1.5 of our VidPhone software, which we expect to occur in the second quarter of 1999, users also will be able to retrieve stored video on demand. Our VidPhone system distributes video to and from desktop or laptop personal computers and conference rooms configured with a VidPhone station, over the same wiring used by the telephone.

     Our operations focused on research and development until we shipped our first commercial VidPhone system in the third quarter of 1998. To date, we have not generated substantial revenues from the sale of our VidPhone system. Since shipping our first commercial VidPhone system, we have focused on sales and marketing of our product and customer support, while continuing to enhance our product's development.

     In July 1998, we began a significant restructuring of our operations, including changes in senior management. We hired James Bunker, who has extensive experience "turning-around" businesses, as our President and Chief Executive Officer. Steven Rogers, our founder, became Chief Technology Officer and Vice President, Engineering and assumed responsibility for completing the development of our commercial VidPhone system. We shipped the first commercial version of our VidPhone system in August 1998. To lower our operating expenses, in July 1998, we reduced the number of our employees to approximately 90 from approximately 135. Since then, we have reduced our staff by approximately 35 additional people. We also implemented new cash management and expense policies. We believe that these changes will reduce our total operating expenses in 1999 by approximately 50% compared to 1998.

     Our first commercial VidPhone system included Release 1.4 of our VidPhone software. Release 1.4 added features to the VidPhone system, including ATM and enhanced ISDN wide area connectivity. Release 1.5, which we expect to introduce in the second quarter of 1999, will add additional features to our VidPhone system, including the VidServer and the VidPhone gateways. We expect that the VidServer will permit VidPhone users access to and control of stored video on demand and that the VidPhone gateways will permit VidPhone systems or a VidPhone system and another vendor's video network to be connected across a wide area network. With the introduction of Release 1.5, our VidPhone system will offer a complete video network system providing the three basic video functions to users: broadcast video, videoconferencing, and retrieval of stored video.

     We have a limited operating history and, therefore, we do not have any substantial basis on which to predict our sales cycle. However, we expect that the sales cycle for our products will be relatively long primarily for two reasons. First, it takes substantial time for us to establish relationships with our resellers. It also takes time to familiarize resellers with the VidPhone system and to train their sales forces. Second, our VidPhone video network system is a new product that requires a substantial capital commitment. Accordingly, we believe that it is likely to take the end-user customer at least several months to decide to purchase our VidPhone video network system. We expect our sales cycle will decrease after we establish customer reference accounts, create brand name recognition of the VidPhone system and have longer, more established relationships with resellers.

     Although we distribute and sell our products through resellers, we typically ship VidPhone systems directly to end-user customers and install the systems at customers' locations. The VidPhone system technology is new and the purchase of a VidPhone system requires a significant capital investment. Generally, our policy currently is to permit new prospective end-user customers to evaluate the VidPhone system for 30 to 45 days. Following that period, our policy generally requires customers to pay for the VidPhone system in full within 30 days, or to return the product. In some cases, we require a down payment at the time an order is placed.

     We generally recognize revenues after the end-user customer accepts the products ordered and pays. In the future, we may recognize a portion of the revenues generated when products are shipped to customers and collection is reasonably assured.

     In 1999, we intend to focus on sales and marketing of the VidPhone system, and continuing product development to meet customer demands for new functionality and to lower costs. Specifically, we intend to: (i) use current strategic and reseller arrangements to increase sales of the VidPhone system and create brand name recognition of our product, (ii) distribute the VidPhone system through established distribution channels, (iii) position the VidPhone system as an enhancement to existing telephone and information systems, (iv) develop our direct sales capabilities, and (v) continue engineering on our VidPhone system to refine and improve current functionality to meet new customer requirements and to lower costs through improved design. However, we cannot assure you that we will be able to meet these objectives. We plan to continue to subcontract all major manufacturing and production activities for the foreseeable future, but we will continue to retain test and quality assurance functions until all subcontractors are certified with respect to quality.

     In 1999, we expect to continue to incur operating expenses to support our product development efforts and to enhance our sales and marketing capabilities and organization but we anticipate that our development expenditures will be lower than in prior years due to the commercialization of the VidPhone system in 1998. Our results of operations may vary significantly from quarter to quarter during this period of product introduction and initial sales.

     We require additional financing for our operations. To date, we have financed operations principally through public and private sales of debt and equity. In July 1998, we raised $3.125 million in gross proceeds from the private placement of 5% convertible debentures. In August 1998, we completed a private placement of preferred stock and warrants, from which we received $1.15 million in gross proceeds. We used the proceeds of both financings for working capital and general corporate purposes. However, at December 31, 1998, we had essentially no cash remaining from which to fund operations. In February 1999, we completed a private placement of $2,850,000 of unsecured promissory notes and 1,140,000 shares of common stock, from which we received net proceeds of approximately $2,430,000. We are using the net proceeds from the offering for working capital and general corporate purposes, including using approximately $560,000 to repay certain outstanding accounts payable. Before completing the February 1999 private placement, we were able to pay only those expenses that were essential to continue operations. We financed those payments, in part, with advances of $125,000 from our executive officers. Since completing the February 1999 private placement, we have continued to monitor payments carefully. We estimate that our current cash will be sufficient to fund operations only until we complete our proposed $15,000,000 public offering, which is expected to occur in late April 1999.

YEAR 2000

     As many computer systems and other equipment with embedded chips or processors use only two digits to represent the year, they may be unable to process accurately certain data before, during or after the year 2000. As a result, business and governmental entities are at risk for possible miscalculations or systems failures causing disruptions in their business operations. This is commonly known as the Year 2000 (or "Y2K") issue. The Y2K issue can arise at any point in a company's supply, manufacturing, processing, distribution, and financial chains.

     We have evaluated the impact of the Y2K issue on our operations. This evaluation consisted of identifying the sources of potential exposure to risk of systems malfunction or failure in internal information technology ("IT") infrastructure, in our product, including embedded systems and software, and in systems utilized by significant vendors and customers. The evaluation process also developed contingency plans in order to mitigate the negative effects to us of any failure of these systems. We have completed our review process, and the costs associated with our Y2K compliance evaluation were not material.

     We believe that the VidPhone system is not susceptible to Y2K problem because the VidPhone system does not contain an internal clock. We also have evaluated whether equipment and software that we use or that is embedded in the VidPhone system is Y2K compliant. Our evaluation consisted principally of securing certifications from each of these vendors that their product is Y2K compliant and we did not independently assess whether a product has Y2K problems. With respect to our internal IT infrastructure, including the commercial financial software that we use, we have also obtained certifications that such products are Y2K compliant.

     If, however, the equipment or software currently used or produced by us proves to be susceptible to the Y2K issue, we may incur significant costs to modify, re-program or replace the affected equipment or software. In addition, because the VidPhone operates in a Windows environment, any susceptibility of the Microsoft Windows operating system to Y2K issues could affect the operation of the VidPhone system.

     We began an evaluation of the compliance of our current and future major supplier's systems in the fourth quarter of 1998. Failure of any of our significant supplier's systems could result in our inability to supply products to our customers and adversely affect our operating results and cash flow. Our Y2K plan includes contingency plans to reduce the risk of a disruption to normal access to required components and materials or services. Our evaluation consists of obtaining Y2K compliance certification from major software and hardware suppliers. Although the cost of assessing Y2K compliance by third parties has not been material to date and we believe that it will not be material in the future, at this time we cannot estimate the costs of any steps that will need to be taken to resolve any problems or secure alternative relationships with Y2K compliant third parties.

     In addition, we have evaluated the impact of the existence of Y2K issues on our customer base. Based on those evaluations, we do not expect our potential customers to reduce their capital expenditure budgets or to defer purchases of the VidPhone system because of concern about potential Y2K issues. We provide all of our customers with Y2K certifications with respect to our VidPhone system, and we do not believe that the existence of Y2K issues with respect to other technologies will materially adversely impact sales of the VidPhone system.

     Our assessment of the impact of Y2K on our operations is based on current facts and our assessment process is not complete. Accordingly, we cannot assure you that there will not be interruptions or other limitations of financial and operation systems functionality or that we will not incur greater costs than projected to avoid such interruptions. Our expectations about future costs associated with the Y2K issue are subject to certain uncertainties that could cause actual results to have a greater financial impact than currently anticipated. Factors that could influence the amount and timing of future costs include our success in identifying Y2K issues, the costs of remediation or avoidance, the costs of assessing third-party compliance and its impact on our operations, and other factors. The forward-looking statements discussed in this section regarding Y2K compliance involve a number of risks and uncertainties, including those described above, and general economic conditions, the competitive environment in which we operate, and other risks and uncertainties identified elsewhere in this Form 10-KSB.

RESULTS OF OPERATIONS

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997

     Revenues. We had $765,617 in revenues in 1998, compared to no revenues in 1997. Revenues are presented net of a $22,000 reserve for returns and allowances.

     Gross Margin. Cost of sales for 1998 were $544,853, resulting in a gross margin of $220,764 or approximately 28.8% of revenues. Cost of sales includes the costs of materials, labor, and production overhead necessary to convert purchased components to finished products. In the future, we expect to lower the costs of production through engineering advances and purchasing economies, and to increase gross margin while also reducing the cost of the VidPhone system per user.

     Research and Development. Research and development expenses increased significantly to $11,488,000 in 1998, from $6,219,000 in the prior year, an increase of $5,269,000, or 85%. Of the increase, $2,342,000 was attributable to higher staffing costs as we added a significant number of product development personnel during the first half of 1998. Product development staffing costs declined during the second half of 1998, as we reduced personnel as part of our overall cost-reduction plan. Of the overall increase in research and development costs, $1,705,000 was due to increased materials costs, again primarily in the first half of 1998. We also incurred approximately $610,000 in additional costs in 1998 related to the increased use of facilities and information technology, representing a 139% increase over 1997. In addition, equipment and equipment rental costs in 1998 to support research and development increased to $544,000, compared to $187,000 in 1997, an increase of approximately $357,000, or 191%. Computer and software costs increased to $215,000 in 1998 from $91,000 in 1997, an increase of $124,000, or 136%.

     Selling, General, and Administrative Expenses. Selling, general and administrative expenses increased significantly to $9,015,000 in 1998 from $4,335,000 in 1997, an increase of $4,680,000, or 108%. Staffing-related costs increased to $3,798,000 in 1998 from $1,927,000 in 1997, an increase of $1,871,000, or 97%. Of this increase, $2,075,000 was attributable to additional sales and marketing staff, offset by a reduction of $204,000 in general and administrative staffing costs. General and administrative staffing costs declined in 1998 compared to 1997 because we had a one-time, non-cash compensation charge of $340,000 in 1997 related to a warrant exchange transaction. Costs associated with the use of consultants and other professional services increased during 1998 relative to 1997 by $767,000, or 123%. Of that increase, $564,000 was attributable to non-cash charges associated with granting options to an investment banking firm in December 1997. Sales and marketing costs increased significantly during 1998 compared to 1997 as we introduced the first commercial version of our VidPhone system. Advertising and promotion costs, including installations of demonstration equipment at potential customer or reseller sites and attendance at trade shows (exclusive of travel expenses), increased to $1,085,000 in 1998, representing an approximately 258% increase over 1997. In January 1999, we sold furniture and equipment to a third party in connection with our relinquishment of a lease on excess space in Portsmouth, New Hampshire. The loss on the sale of this equipment and on the abandonment of leasehold improvements was an estimated $195,000, which was accrued in 1998. We did not record any similar charge in 1997. Allocated costs related to facilities and information technology infrastructure also increased to $580,000 in 1998 from $407,000 in 1997, an increase of $173,000, or 43%. This increase primarily is due to significantly higher telephone costs in 1998, as we increased the testing of the VidPhone system over ISDN lines, and higher personnel costs and uncapitalized equipment in our information technology department. Recruiting and relocation costs declined in 1998 by approximately $190,000 to approximately $203,000. The higher level of such costs in 1997 was associated with the move of the Company's headquarters.

     Depreciation and Amortization. Depreciation and amortization increased to $2,241,000 in 1998 from $829,000 in 1997, an increase of $1,412,000, or 170%.
The $1,616,000 increase in depreciation costs was offset by a $209,000 decrease in amortization costs. Depreciation increased as a result of the significantly higher level of depreciable fixed assets in 1998. Amortization decreased because we amortized $209,000 of capitalized debt issuance costs upon the repayment of debt paid from the proceeds of our initial public offering in April 1997, but we did not incur any similar charge in 1998.

     Interest Income, Net. We earned $120,000 in net interest income in 1998 compared to incurring $203,000 of net interest expense in 1997. We earned interest income of $292,000 on invested excess cash during 1998, compared to interest income of $272,000 in 1997. We paid interest expense of $172,000 in 1998 related to capital lease obligations and notes payable, compared to $475,000 in 1997. Of the interest expense incurred in 1997, $385,000 related to the write-off of unamortized debt discount representing the fair value of warrants we issued to holders of notes in connection with a financing completed in November 1996.

     Net Loss. Our net loss for 1998 increased by $10.8 million, or 93%, to $22.4 million, from $11.6 million for 1997.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996

     Revenues. We had no revenues in the year ended December 31, 1997 compared to revenues of $81,375 in the same period in 1996. The revenues recorded in 1996 were generated from consulting arrangements, not from our primary business. In 1997, we devoted all of our resources to the development, production, and sale and delivery of the VidPhone system and related software products.

     Gross Margin. We recorded no revenues in 1997 and correspondingly had no gross margin to report, as compared to a gross margin of approximately 23.3% of total revenues for 1996.

     Research and Development. Research and development expenses increased by approximately $5,112,000, or 462%, for the year ended December 31, 1997, to approximately $6,219,000 as compared to $1,107,000 for the year ended December 31, 1996. The increase was primarily due to hiring of technical staff and increasing levels of spending in connection with final product design and, to a lesser extent, costs incurred in connection with preparing our new production facilities. Research and development expenses include the costs associated with all personnel, materials and contract personnel engaged in research and development for Objective Communications, as well as an allocated portion of overhead expenses, such as rent, telephone, and office supplies.

     Selling, General, and Administrative Expenses. Selling, general and administrative expenses increased by approximately $3,293,000, or 316%, in the year ended December 31, 1997 to approximately $4,335,000 from approximately $1,042,000 in the same period in 1996. Sales and marketing costs increased in preparation for the introduction of our products to the marketplace. Significant expenses were incurred during 1997 in connection with a multi-city product introduction tour and the addition of sales, marketing, and customer support staff. Legal, accounting, personnel and insurance expenses increased as a result of our growth, becoming a publicly traded company and the increased size and complexity of operations.

     Depreciation and Amortization. Depreciation and amortization increased approximately $670,000, or 421%, to $829,000 in the year ended December 31, 1997 from $159,000 in the year ended December 31, 1996. During 1997, we charged to amortization expense $209,000 of capitalized debt issuance costs upon the repayment of the debt from the proceeds of our initial public offering. The remainder of the increase was primarily due to approximately $614,000 in depreciation of fixed assets and approximately $6,000 in amortization of trademarks and patents.

     Interest Expense. We incurred approximately $203,000 in net interest expense for the year ended December 31, 1997 compared to approximately $404,000 in net interest expense for the year ended December 31, 1996. Interest income of approximately $272,000 was earned in 1997, principally derived from the invested proceeds of our initial public offering completed in April 1997 and the follow-on offering completed in November 1997. Interest expense in 1997 included a write-off of approximately $385,000 of unamortized debt discount representing the fair value of warrants we issued to holders of notes issued in connection with a financing completed in November 1996.

     Net Loss. As a result of the foregoing factors, the net loss increased by approximately $8.9 million, or 330%, to approximately $11.6 million for the year ended December 31, 1997 from approximately $2.7 million during the year ended December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     We incurred cumulative losses aggregating approximately $39.1 million from inception through December 31, 1998. We expect to continue to incur additional operating losses for the foreseeable future, principally as a result of expenses associated with our product development efforts and anticipated sales, marketing and general and administrative expenses. During 1998, we satisfied our cash requirements principally from the proceeds of a follow-on public offering of common stock completed during November 1997 (the "Follow-on Offering"), and approximately $3.1 million of net proceeds from the issuance of the 5% convertible debentures and approximately $1.1 million of proceeds from the issuance of the Series B preferred stock. In June 1998, we sold to the Portsmouth Development Authority ("PDA") certain leasehold improvements that we had made to our principal office building. We received approximately $1.5 million from the sale, but we also are obligated to pay higher rental costs on our current headquarters in the future as a result of the transaction. Our primary uses of cash have been to fund research and development, sales, general and administrative expenses, and to build inventory levels to support future sales.

     Our cash and cash equivalents decreased by $18.2 million to $8,500 at December 31, 1998, compared to $18.2 million at December 31, 1997. Cash was used to produce inventory for future anticipated shipments, to fund research and development costs related to new functions on which we were working in response to market demands, and to increase our marketing capabilities to support anticipated and existing reseller relationships.

     Net cash used in operating activities in 1998 was $19.6 million. The net loss reduced by depreciation and amortization and the non-cash compensation and other non-cash charges, was $19.5 million. Inventories increased by $4.1 million, funded in part by an increase of $3.7 million in accounts payable. Inventory at December 31, 1998 was $5.8 million, compared to $1.7 million at December 31, 1997. Inventory at December 31, 1998 included $43,000 of finished goods representing the cost of equipment shipped in the fourth quarter of 1998 which was not recorded as sales in that quarter.

     Net cash used in investing activities in 1998 was $2.3 million. The $3.8 million in cash used for capital items was partially offset by the $1.5 million received from the sale of leasehold improvements to the PDA. Of the $3.0 million in additions to property and equipment in 1998, $719,000 was financed by additions to capital lease obligations. Total additions to property and equipment consisted of additions to offices, furniture and fixtures and related items, and computer and telecommunications equipment and software.

     Net cash provided by financing activities was $3.6 million in 1998. In July, we raised $3.125 million from the issuance of 5% convertible debentures, $625,000 of which was purchased by certain directors and executive officers and certain other affiliated investors. In August, we raised $1.15 million by issuing Series B preferred stock. We also received $221,000 of proceeds from the exercise of warrants and options by certain warrant and option holders in the second quarter of 1998. The proceeds from financing activities were partially offset by $703,000 of principal payments on capital lease obligations and $145,000 of principal payments on a note payable.

     In February 1999, we completed a private placement of $2,850,000 in aggregate principal amount of unsecured promissory notes and 1,140,000 shares of common stock. The net proceeds from the February 1999 private placement were $2,430,000. We believe, based upon our current plan of operations, that our existing resources will only be sufficient to fund operations through the completion of our proposed public offering, which is expected to be in late April 1999. If we complete our proposed public offering of common stock we estimate that the net proceeds from that offering will be sufficient to fund operations for the next 12 months.

     Although we believe that we will be successful in our efforts to raise additional capital, there can be no assurance that we will be able to do so, particularly given our current cash position. Our ability to attract capital has been hampered by a number of adverse conditions, certain of which are beyond our control, including uncertainty regarding economic conditions generally and the uneven performance in the market for technology stocks. In addition, adverse conditions in our operations have impeded financing efforts, including our inability to secure substantial additional orders for our products, concern about product reliability and customer acceptance, and concern about the market for video conferencing products generally. Accordingly, there can be no assurance we will be successful in our efforts to secure additional debt or equity financing through a strategic alliance, private placement, or otherwise, on terms acceptable to us, or at all.

     With respect to our plan of operations, we intend to continue to focus on seeking to operate efficiently and preserve cash by closely monitoring expenditures and payments to vendors on outstanding payables, reviewing appropriate staffing levels without sacrificing product performance, and continuing to increase product functionality and promote customer acceptance of the VidPhone system. If we are not successful in securing additional financing, we will be forced to consider alternative methods of maximizing shareholder value, which could include sales of our assets, a sale of the company, workout alternatives or bankruptcy.

NEW ACCOUNTING PRONOUNCEMENTS

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires computer software costs associated with internal use software to be charged to operations as incurred until certain capitalization criteria are met. SOP 98-1 is effective beginning January 1, 1999. The Company plans to adopt this method of accounting in January 1999.

     In April 1998, the Accounting Standards Executive Committee issued Statement of Position No. 98-5, "Reporting on the Costs of Start-up Activities." This statement provides guidance in the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. The statement is effective for fiscal years beginning after December 15, 1998. Adoption of this standard will not impact the financial results of the Company.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Adoption of this standard will not impact the financial results of the Company.

INFLATION

     The impact of inflation on our business has been insignificant to date, and we believe that it will continue to be insignificant for the foreseeable future.

ITEM 7.  FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................   16
Balance Sheets..............................................   17
Statements of Operations....................................   18
Statements of Changes in Stockholders' Equity (Deficit).....   19
Statements of Cash Flows....................................   20
Notes to Financial Statements...............................   21

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Objective Communications, Inc.:

     In our opinion, the accompanying balance sheets and the related statements of operations, changes in stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Objective Communications, Inc. (the "Company") at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 and for the period October 5, 1993 (date of inception) to December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

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

Boston, Massachusetts
February 26, 1999                                     PricewaterhouseCoopers LLP

                         OBJECTIVE COMMUNICATIONS, INC.
                        (A Development Stage Enterprise)

                                 BALANCE SHEETS

                                                                DECEMBER 31,    DECEMBER 31,
                                                                    1997            1998
                                                                ------------    ------------
                                           ASSETS
Current assets:
Cash and cash equivalents...................................    $18,199,434     $      8,532
Account receivable, less allowance for doubtful accounts
  of $22,246 in 1998........................................             --          184,670
Inventory...................................................      1,700,935        5,793,801
Other current assets........................................        675,289          250,709
                                                                -----------     ------------
Total current assets........................................     20,575,658        6,237,712
Property and equipment, net.................................      2,306,048        3,096,752
Trademarks and patents, less accumulated amortization of
  $11,220 and $22,660 in 1997 and 1998, respectively........        108,475          200,204
Other assets................................................         92,519           88,321
                                                                -----------     ------------
                                                                $23,082,700     $  9,622,989
                                                                ===========     ============
                       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Notes payable...............................................    $        --     $    125,543
Subordinated convertible debentures.........................             --        3,200,674
Accounts payable............................................      3,077,723        6,748,538
Deferred revenue............................................        133,180           40,000
Accrued liabilities.........................................        752,018          841,526
Obligations under capital lease, current portion............        190,454          187,220
                                                                -----------     ------------
Total current liabilities...................................      4,153,375       11,143,501
Obligations under capital lease.............................         57,196           76,008
COMMITMENTS (Note 6)
Stockholders' equity (deficit):
Series B Convertible Preferred Stock, par value $.01,
  954,545 shares authorized; none and 209,091 issued and
  outstanding at December 31, 1997 and 1998, respectively...             --        1,173,958
Common stock, par value $.01, 30,000,000 shares authorized;
  5,676,850 and 5,741,035 issued and outstanding at December
  31, 1997 and 1998, respectively...........................         56,769           57,411
Additional paid-in capital..................................     35,960,466       36,720,794
Deficit accumulated during development stage................    (17,145,106)     (39,548,683)
                                                                -----------     ------------
Total stockholders' equity (deficit)........................     18,872,129       (1,596,520)
                                                                -----------     ------------
                                                                $23,082,700     $  9,622,989
                                                                ===========     ============

   The accompanying notes are an integral part of these financial statements.

                         OBJECTIVE COMMUNICATIONS, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS

                                                                                    FOR THE PERIOD
                                        FOR THE YEARS ENDED DECEMBER 31,           OCTOBER 5, 1993
                                    -----------------------------------------   (DATE OF INCEPTION) TO
                                       1996           1997           1998         DECEMBER 31, 1998
                                    -----------   ------------   ------------   ----------------------
Revenues-net.....................   $    81,375   $         --   $    765,617        $  1,261,277
Cost of sales....................        62,353             --        544,853             794,228
                                    -----------   ------------   ------------        ------------
                                         19,022             --        220,764             467,049
Operating expenses:
Research and development.........     1,106,901      6,218,637     11,488,262          20,211,652
Selling, general and
  administrative.................     1,043,553      4,334,754      9,015,437          15,620,059
Depreciation and amortization....       158,714        829,462      2,240,878           3,293,114
                                    -----------   ------------   ------------        ------------
Total operating expenses.........     2,309,168     11,382,853     22,744,577          39,124,825
                                    -----------   ------------   ------------        ------------
Loss from operations.............    (2,290,146)   (11,382,853)   (22,523,813)        (38,657,776)
Interest (income) expense, net          404,290        203,441       (120,236)            484,010
                                    -----------   ------------   ------------        ------------
Net loss.........................    (2,694,436)   (11,586,294)   (22,403,577)       $(39,141,786)
                                    -----------   ------------   ------------        ============
Cumulative Series B dividend                 --             --        (23,958)
                                    -----------   ------------   ------------
Net loss attributable to common
  stockholders...................   $(2,694,436)  $(11,586,294)  $(22,427,535)
                                    ===========   ============   ============
Net loss per common share --
  basic and diluted..............   $     (0.75)  $      (2.84)  $      (3.92)
                                    ===========   ============   ============
Weighted average shares
  outstanding -- basic and
  diluted........................     3,607,634      4,076,149      5,718,807
                                    ===========   ============   ============

   The accompanying notes are an integral part of these financial statements.

                         OBJECTIVE COMMUNICATIONS, INC.
                        (A Development Stage Enterprise)

            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
    FOR THE PERIOD OCTOBER 5, 1993 (DATE OF INCEPTION) TO DECEMBER 31, 1998

                                                                                                        DEFICIT
                                                                                                      ACCUMULATED
                                                                      ADDITIONAL       SERIES B          DURING
                                                            COMMON      PAID-IN       CONVERTIBLE     DEVELOPMENT
                                                 SHARES      STOCK      CAPITAL     PREFERRED STOCK      STAGE          TOTAL
                                                ---------   -------   -----------   ---------------   ------------   ------------
Balance, October 5, 1993......................        500   $    5    $       995     $       --      $         --   $      1,000
Net loss......................................         --       --             --             --            (4,521)        (4,521)
Balance, December 31, 1993....................        500        5            995             --            (4,521)        (3,521)
Stock dividend................................  1,299,500   12,995                            --           (12,995)            --
Issuance of common stock at $2/share..........    171,000    1,710        340,290             --                --        342,000
Issuance of common stock at $2/share (issued
  in exchange for services)...................     16,666      167         33,167             --                --         33,334
Issuance of common stock at $6/share..........     45,000      450        269,550             --                --        270,000
Expenses associated with issuance of common
  stock.......................................         --       --        (47,418)            --                --        (47,418)
Issuance of common stock at $2.68/share
  (issued in exchange for services)...........      8,375       84         22,416             --                --         22,500
Net loss......................................         --       --             --             --          (406,842)      (406,842)
                                                ---------   -------   -----------     ----------      ------------   ------------
Balance, December 31, 1994....................  1,541,041   15,411        619,000             --          (424,358)       210,053
Issuance of common stock at $6/share..........    111,666    1,117        668,883             --                --        670,000
Expenses associated with issuance of common
  stock.......................................         --       --        (81,389)            --                --        (81,389)
Notes payable converted to commons stock at
  $6/share....................................     58,704      587        351,636             --                --        352,223
Net loss......................................         --       --             --             --        (2,046,116)    (2,046,116)
                                                ---------   -------   -----------     ----------      ------------   ------------
Balance, December 31, 1995....................  1,711,411   17,115      1,558,130             --        (2,470,474)      (895,229)
Exercise of common stock options at
  $2/share....................................     10,000      100         19,900             --                --         20,000
Issuance of common stock at $6/share..........    175,166    1,751      1,052,232             --                --      1,053,983
Expenses associated with issuance of common
  stock.......................................         --       --       (166,936)            --                --       (166,936)
Interest expense incurred for issuance of
  warrants....................................         --       --        907,789             --                --        907,789
Net loss......................................         --       --             --             --        (2,694,436)    (2,694,436)
                                                ---------   -------   -----------     ----------      ------------   ------------
Balance, December 31, 1996....................  1,896,577   18,966      3,371,115             --        (5,164,910)    (1,774,829)
Issuance of common stock pursuant to warrant
  exchange agreement..........................    165,267    1,653        659,415             --          (320,902)       340,166
Reversal of interest expense upon surrender of
  Bridge Warrants.............................         --       --       (201,000)            --                --       (201,000)
Shares issued in connection with initial
  public offering, net of expenses............  2,070,000   20,700      9,331,379             --                --      9,352,079
Conversion of Redeemable Series A Convertible
  Preferred Stock to common stock.............    500,000    5,000      1,805,643             --                --      1,810,643
Exercise of warrants..........................     45,006      450         29,550             --                --         30,000
Shares issued in connection with secondary
  public offering, net of expenses............  1,000,000   10,000     20,891,364             --                --     20,901,364
Interest expense incurred for issuance of
  warrants....................................         --       --         73,000             --           (73,000)            --
Net loss......................................         --       --             --             --       (11,586,294)   (11,586,294)
                                                ---------   -------   -----------     ----------      ------------   ------------
Balance, December 31, 1997....................  5,676,850   56,769     35,960,466             --       (17,145,106)    18,872,129
Exercise of warrants..........................     61,875      619        205,318             --                --        205,937
Exercise of common stock options at
  $6.63/share.................................      2,310       23         15,281             --                --         15,304
Compensation expense related to options
  granted to financial advisor................         --       --        563,687             --                --        563,687
Issuance of Series B Convertible Preferred
  Stock.......................................         --       --             --      1,150,000                --      1,150,000
Dividend......................................         --       --        (23,958)        23,958                --             --
Net loss......................................         --       --             --             --       (22,403,577)   (22,403,577)
                                                ---------   -------   -----------     ----------      ------------   ------------
Balance, December 31, 1998....................  5,741,035   $57,411   $36,720,794     $1,173,958      $(39,548,683)  $ (1,596,520)
                                                =========   =======   ===========     ==========      ============   ============

   The accompanying notes are an integral part of these financial statements.

                         OBJECTIVE COMMUNICATIONS, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS

                                                                                                            FOR THE PERIOD
                                                                FOR THE YEARS ENDED DECEMBER 31,            OCTOBER 5,1993
                                                           ------------------------------------------   (DATE OF INCEPTION) TO
                                                               1996           1997           1998         DECEMBER 31, 1998
                                                           ------------   ------------   ------------   ----------------------
Cash flows from operating activities:
Net loss.................................................  $ (2,694,436)  $(11,586,294)  $(22,403,577)       $(39,141,786)
Adjustments to reconcile net loss to net cash used in
  operating activities:
Depreciation.............................................       109,025        614,467      2,229,437           3,016,989
Amortization.............................................        49,689        214,995         11,440             276,124
Interest expense related to issuance of warrants.........       321,789        385,000             --             706,789
Interest accrued on debentures...........................            --             --         75,674              75,674
Non-cash compensation expense............................            --        340,166        563,687             903,853
Stock issued in exchange for services rendered...........            --             --             --              55,834
Other non-cash charges...................................            --             --         18,819              18,819
Changes in operating assets and liabilities:
Accounts receivable......................................       (19,385)        84,855       (184,670)           (184,670)
Other current assets.....................................      (166,792)      (496,913)       654,643             (20,646)
Inventory................................................      (335,105)    (1,689,140)    (4,125,091)         (5,826,026)
Other assets.............................................            --        (87,852)         4,198             (83,654)
Trademarks and patents...................................       (19,595)       (81,202)      (103,169)           (222,864)
Accounts payable.........................................      (324,937)     2,687,285      3,710,956           6,788,679
Deferred revenues........................................            --        133,180        (93,180)             40,000
Accrued liabilities......................................       163,038        488,642         89,508             841,526
                                                           ------------   ------------   ------------        ------------
    Net cash used in operating activities................    (2,916,709)    (8,992,811)   (19,551,325)        (32,755,359)
Cash flows from investing activities:
Purchase of property and equipment.......................      (116,892)    (2,036,190)    (3,763,231)         (6,455,724)
  Sale of other fixed assets.............................            --             --          5,000               5,000
Sale of leasehold improvements...........................            --             --      1,470,000           1,470,000
                                                           ------------   ------------   ------------        ------------
    Net cash used in investing activities................      (116,892)    (2,036,190)    (2,288,231)         (4,980,724)
                                                           ------------   ------------   ------------        ------------
Cash flows from financing activities:
  Net proceeds from the issuance of Series A preferred
    stock................................................       848,440        962,203             --           1,810,643
  Net proceeds from the issuance of Series B preferred
    stock................................................            --             --      1,150,000           1,150,000
  Net proceeds from the issuance of common stock.........       887,047     30,253,443             --          32,294,683
  Net proceeds from the exercise of stock options........        20,000             --         15,304              35,304
  Net proceeds from the exercise of warrants.............            --         30,000        205,937             235,937
  Net proceeds from the issuance of debentures...........            --             --      3,125,000           3,125,000
  Net proceeds from the issuance of notes payable........     2,300,000             --             --           2,550,000
  Repayments of notes payable............................      (250,000)    (2,300,000)      (144,661)         (2,694,661)
  Proceeds from the issuance of notes payable to related
    parties..............................................       170,000             --             --             716,223
  Repayments of notes payable to related parties.........      (135,000)      (199,000)            --            (364,000)
  Debt issuance costs....................................      (258,131)            --             --            (258,131)
  Principal payments on capital leases...................       (12,005)      (141,452)      (702,926)           (856,383)
                                                           ------------   ------------   ------------        ------------
    Net cash provided by financing activities............     3,570,351     28,605,194      3,648,654          37,744,615
                                                           ------------   ------------   ------------        ------------
Net increase (decrease) in cash and cash equivalents.....       536,750     17,576,193    (18,190,902)              8,532
Cash and cash equivalents, at beginning of year..........        86,491        623,241     18,199,434                  --
                                                           ------------   ------------   ------------        ------------
Cash and cash equivalents, at end of year................  $    623,241   $ 18,199,434   $      8,532        $      8,532
                                                           ============   ============   ============        ============
Supplemental disclosure of cash flow information:
Interest paid............................................  $     57,628   $    115,739   $     94,272        $    280,777
Supplemental disclosure of non-cash investing and
  financing activities:
    Conversion of notes payable-related parties and
      Accrued interest into common stock.................            --             --             --        $    352,223
    Capital lease obligations............................  $     53,158   $    347,950   $    718,504        $  1,119,612
    Reclassification of inventory to fixed assets........            --   $    354,304   $     32,225        $     32,225
    Current asset financed by issuance of note payable...            --             --   $    230,063        $    230,063
    Dividend on preferred stock..........................                                $     23,958        $     23,958
    Accounts payable transferred to notes payable........                                $     40,141        $     40,141

   The accompanying notes are an integral part of these financial statements.

1.   NATURE OF BUSINESS

     Objective Communications is a Delaware corporation formed in 1993 to design, develop and market a full motion, high resolution, cost-effective video network system. Users of the VidPhone video network system can view broadcast video and participate in multi-party video conferences. With the introduction of Release 1.5 of the VidPhone software, which management expects to occur in the first half of 1999, users also will be able to retrieve stored video on demand. The VidPhone system distributes video to and from desktop or laptop personal computers and conference rooms configured with a VidPhone station, over the same wiring used by the telephone.

     To date, the Company has not generated substantial revenues from the sale of its products and services. The Company did not earn any revenues from the sale of products or services during 1997, and recognized only $765,617 in revenues from the sale of products during 1998. The Company has suffered recurring losses from operations, has recurring negative cash flow from operations and an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. The Financial Statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has required substantial funding through debt and equity financings since its inception to complete its development plans and commence full-scale operations. At December 31, 1998, the Company had essentially no cash from which to fund operations. In February 1999, the Company completed a private placement of $2,850,000 of unsecured promissory notes and 1,140,000 shares of common stock, from which the Company received net proceeds of approximately $2,430,000. Before completing the February 1999 private placement, the Company was able to pay only those expenses that were essential to continue operations. The Company estimates that the net proceeds from the private placement will fund operations only through April 1999. Those net proceeds are not sufficient to fund the continued development of the VidPhone system or any expansion of the Company's business operations. As a result of these liquidity problems, the Company has not paid many of its creditors, including trade creditors, on a timely basis and remains in default on a number of significant overdue obligations. Some of these creditors have instituted or threatened to institute legal proceedings against the Company to obtain repayment of these debts. If the Company continues not paying its debts as they become due, it is likely that other creditors will take legal action against the Company and that other firms will refuse to sell the products and services the Company need to continue operations. In February 1999, the Company announced that it had filed a registration statement relating to a proposed $15,000,000 underwritten offering of common stock. The Company anticipates that the public offering will be completed in the second quarter of 1999; however, its ability to complete the offering, the timing of the offering and its terms are subject to a number of conditions, some of which are beyond its control, including marketing conditions. There can be no assurance that the Company will complete the public offering. If the Company is not successful in securing additional financing, the Company will be forced to consider alternative methods of maximizing shareholder value, which could include sales of the Company's assets, a sale of the Company, workout alternatives, or bankruptcy.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING

     The Company's principal activities to date have been planning and organizing, initiating research and development projects, conducting market research and securing adequate financing for the development of its products. Accordingly, the Company's financial statements are presented as those of a development stage enterprise, as prescribed by Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises".

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist of cash and investments with original maturities of three months or less. Cash and cash equivalents are stated at cost, which approximates fair value because of the short maturity of these investments.

REVENUE RECOGNITION

     The Company's revenues, consisting principally of sales of the Company's video network system and related products, are recognized upon delivery and acceptance by customers.

RESEARCH AND DEVELOPMENT AND SOFTWARE DEVELOPMENT COSTS

     Software development costs are included in research and development and are expensed as incurred. SFAS No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed" requires the capitalization of certain software development costs once technological feasibility is established. Capitalization ceases when the products are available for general release to customers, at which time amortization of the capitalized costs begins on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected product revenues, whichever is greater. To date, the period between achieving technological feasibility and the general availability of such software has been short, and the software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to expense as incurred. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income. The Company uses accelerated methods of depreciation for book and for tax purposes. The annual provisions for depreciation have been computed principally in accordance with the following ranges of asset lives: computer and lab equipment, 3 to 5 years; capitalized software, 3 years; furniture and fixtures, 5 years; office equipment, 5 years; and leasehold improvements over the lesser of 7 years or the term of the lease relating to the improved asset. Assets held under the construction in progress caption are not depreciated until the asset is completed and placed in service.

TRADEMARKS AND PATENTS

     Trademarks and patents are stated at cost and are amortized on a straight-line basis over 15 years.

LONG-LIVED ASSETS

     The Company periodically evaluates the net realizable value of long-lived assets, including trademarks and patents and property and equipment, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. An impairment in the carrying value of an asset is recognized when the expected future operating cash flows derived from the asset are less than its carrying value. In addition, the Company's evaluation considers non-financial data such as market trends, product and development cycles, and changes in management's market emphasis.

INVENTORY

     Inventory, consisting principally of hardware for the Company's video networking products, is valued at the lower of cost or market, with the cost being determined using the FIFO ("first-in, first-out") method of accounting.

CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company's cash and cash equivalents are held with a U.S. commercial bank. The Company has not experienced any losses related to its cash and cash equivalents. The Company generally grants uncollateralized credit terms to its customers and has not experienced any credit-related losses.

INCOME TAXES

     Deferred income taxes are recognized for the tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets and liabilities.

NET LOSS PER COMMON SHARE

     The Company computes basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share". Net loss per common share is based on the weighted average number of common shares and dilutive common share equivalents outstanding during the periods presented. Basic earnings (loss) per share are calculated by dividing net income
(loss) by the weighted average shares outstanding. Diluted earnings (loss) per share reflect the dilutive effect of stock options, warrants, convertible preferred stock, and convertible debentures and are presented only if the effect is not anti-dilutive. As the Company incurred losses for all periods, there is no difference between basic and diluted earnings per share. Had options, warrants and convertible preferred stock been included in the computation, shares for the diluted computation would have increased by 1,986,507 and 2,779,184 as of December 31, 1997 and 1998, respectively. The convertible debentures would also be included in the diluted computation based on the conversion calculation in note 9. See note 10, Subsequent Events, with regards to shares issued subsequent to year-end.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying value of cash and cash equivalents, accounts receivable and notes payable approximate fair value because of the relatively short maturity of those instruments.

STOCK-BASED COMPENSATION

     The Company adopted Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation" in 1996. SFAS No. 123 permits companies to account for stock-based compensation based on the provisions prescribed in SFAS No. 123 or based on the authoritative guidance in the Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." The Company has elected to continue to account for its stock-based compensation in accordance with APB 25; however, as required by SFAS No. 123, the Company has disclosed the pro forma impact on the financial statements assuming the measurement provisions of SFAS No. 123 had been adopted (see Note 10).

SEGMENT INFORMATION

     The Company is in one business segment; the design, development, and marketing of a video network system. The Company follows the requirements of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information."

RECLASSIFICATIONS

     Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

3.   INVENTORIES

     Inventories consist of the following at:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1997          1998
                                                              ----------    ----------
Raw materials.............................................    $  901,548    $5,750,733
Work in process...........................................        24,272            --
Finished goods............................................       775,115        43,068
                                                              ----------    ----------
                                                              $1,700,935    $5,793,801
                                                              ==========    ==========

4.   PROPERTY AND EQUIPMENT

     Property and equipment consist of the following at:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1997          1998
                                                              ----------    ----------
Computer and laboratory equipment.........................    $2,070,415    $3,186,976
Computer software.........................................       220,711       368,441
Leasehold improvements....................................       174,697       787,484
Furniture and fixtures....................................       342,835     1,148,210
Office equipment                                                   5,190       173,333
Construction in progress..................................       279,754       443,116
                                                              ----------    ----------
                                                               3,093,602     6,107,560
Accumulated depreciation..................................      (787,554)   (3,010,808)
                                                              ----------    ----------
                                                              $2,306,048    $3,096,752
                                                              ==========    ==========

5.   SALE OF LEASEHOLD IMPROVEMENTS

     In the fourth quarter of 1997, the Company reached an agreement with the Pease Development Authority (the "PDA") to enter into a lease agreement for additional office space and, in exchange for a favorable rental rate, the Company agreed to fund significant improvements to the facility. Through June 1998 the Company had invested in excess of $1.8 million in improvements to the new offices. In June 1998, the Company and the PDA modified the previous agreement in that the PDA agreed to purchase $1,470,000 of the leasehold improvements in consideration of the Company's agreement to adjust the previously agreed rental rate to a market rate. In June 1998, the Company received the proceeds from the sale, less accrued rent of $83,870.

6.   COMMITMENTS

     The Company leases office and manufacturing space and miscellaneous office and testing equipment under various operating and capital leases. Commitments for minimum rentals under non-cancelable leases at December 31, 1998 are as follows:

                                                               CAPITAL     OPERATING
                                                                LEASES       LEASES
                                                               --------    ----------
1999.......................................................    $214,772    $  295,800
2000.......................................................      49,031       315,139
2001.......................................................      17,040       321,350
2002.......................................................      17,040       321,585
2003.......................................................       2,840       328,759
Thereafter.................................................          --     1,511,646
                                                               --------    ----------
Total minimum lease payments...............................     300,723    $3,094,279
                                                                           ==========
Less amount representing interest..........................     (37,495)
                                                               --------
Present value of net minimum lease payments................    $263,228
                                                               ========

     Property, plant, and equipment at year-end include the following amounts for capitalized leases:

                                                                 1997         1998
                                                               --------    ----------
Computer and laboratory equipment..........................    $275,608    $  407,039
Furniture and fixtures.....................................     273,320       760,041
Office equipment...........................................          --        64,545
                                                               --------    ----------
                                                                548,928     1,231,625
Less: allowance for depreciation...........................     (78,752)     (447,864)
                                                               --------    ----------
                                                               $470,176    $  783,761
                                                               ========    ==========

     Rent payments made in 1996, 1997, and 1998 were $228,000, $293,000, and
$793,000, respectively.

7.   INCOME TAXES

     At December 31, 1998, the Company has available net operating loss carryforwards for federal and state tax purposes of approximately $35,518,000 and $5,633,000, respectively. The federal and state net operating losses begin to expire in 2009 and 1999, respectively. As of December 31, 1998, a valuation allowance of $11,685,000 has been recorded against total deferred tax assets, due to the uncertainty surrounding their realization.

     The components of the Company's net deferred tax position and the tax effects of the temporary differences giving rise to the Company's deferred tax assets (liabilities) as of December 31, 1997 and 1998 are as follows:

                                                              1997            1998
                                                           -----------    ------------
Net operating loss carryforwards.......................    $ 5,817,000    $ 10,598,000
Accrued liabilities....................................        116,000         158,000
Reserves...............................................         68,000         539,000
Depreciation and amortization..........................        144,000         390,000
Valuation allowance....................................     (6,145,000)    (11,685,000)
                                                           -----------    ------------
Total deferred tax asset...............................    $        --    $         --
                                                           ===========    ============

     Ownership changes, as defined in the Internal Revenue Code Section 382, may have limited the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income. Subsequent ownership changes could further affect the limitation in future years.

8.   NOTES PAYABLE

     During 1995 and 1996, the Company borrowed $224,000 and $170,000, respectively, from various stockholders of the Company. The loans accrued interest at 7% per annum and were payable, along with all accrued interest, upon demand. In connection with the loans made in 1995, the Company issued warrants to purchase common stock equal to the principal balance of the loans divided by $6.00 per share, for an aggregate of 37,333 warrants. The exercise price of these warrants was $8.00 per share. In June 1995, one of the lenders converted a $30,000 loan plus accrued interest into 5,009 shares of common stock.

     Additionally, during 1995, the Company borrowed an aggregate of $320,000 from a financial advisory firm hired to assist the Company in raising equity. This amount and $2,166 in accrued interest were converted to common stock during 1995.

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

     In August 1996, the Company borrowed $300,000 from an investment company. The loan bore interest at the NationsBank prime rate plus 1.5% per annum, adjusted quarterly beginning September 30, 1996. Interest was payable semi-annually in arrears on the last day of January and August of each year, commencing January 31, 1997. The full balance of this note was due and payable on the earlier of: (1) August 14, 1997, or (2) the closing date of an initial public offering of securities of the Company. In consideration for this loan, the Company issued to the lender warrants to purchase 33,750 shares of the Company's common stock at an initial exercise price of $8.90 per share. Each time the Company declared a stock split or dividend, sold previously unissued shares, or issued additional options, warrants or rights to purchase shares of the Company's common stock, the Company applied a formula, pursuant to the terms of the warrant, to determine if the number of warrants and the exercise price thereof was required to be adjusted. As of December 31, 1996, the number of shares subject to the warrant pursuant to the loan agreement was 42,755 at an exercise price of $7.03.

     In November 1996, the underwriter of the Company's proposed initial public offering of common stock (IPO) placed $2,000,000 in bridge notes of the Company to provide the Company with operating capital until the time of the expected closing of the IPO. The bridge notes were collateralized by substantially all of the assets of the Company. The bridge notes were due and payable upon the earliest of the closing of the IPO, twelve months from the date of issuance, or the closing of a series of sales of securities of the Company with aggregate gross proceeds of at least $2,000,000, and the notes bore interest at the rate of 10% per annum, due and payable quarterly, beginning January 1, 1997. The notes were issued to a total of 38 investors, in three tranches: (1) $1,025,000 as of October 18, 1996, (2) $400,000 as of November 8, 1996, and (3) $575,000 as
of November 22, 1996. The individual note holders were also issued warrants to purchase an aggregate of 500,000 shares of the Company's common stock at an exercise price of $3.30 per share. These fee warrants were to be forfeited upon the completion of the Company's initial public offering. Based on an analysis utilizing the Black-Scholes option-pricing model giving consideration to the features of the warrants and the external economic environment provided by an independent valuation firm, the Company estimated that the fair value of the warrants issued in connection with these debt financings was approximately $782,000. This aggregate amount has been recorded as a discount against the related notes payable and an increase to additional paid-in-capital. The discount against the related notes payable was to be amortized to interest expense over the terms of the related notes. As of December 31, 1996, approximately $196,000 had been amortized to interest expense. The effective interest rate of the bridge notes is 43.3% per annum based on the 10% stated interest rate pursuant to the bridge notes and the fair value of the 500,000 warrants that were originally issued in connection with the notes.

     All notes payable were repaid in full concurrent with the receipt of the proceeds of the Company's IPO in April 1997. Of the $586,000 unamortized discount recorded as at December 31, 1996, $385,000 was charged to interest expense. The remaining $201,000 of the unamortized discount was charged against equity as the warrant holder to whom the Bridge Warrants had been granted returned a portion thereof.

     Notes payable outstanding at December 31, 1998 consisted of the remaining balance due on a note that financed an insurance policy, $85,000, and two notes to vendors for services rendered during the year, totaling $40,000.

9.   5% CUMULATIVE CONVERTIBLE DEBENTURES DUE 2003

     In July 1998, the Company completed a private placement of 5% Cumulative Convertible Debentures due 2003 (the "5% Convertible Debentures") with certain institutional, affiliated and other investors, from which it received gross proceeds of approximately $3.125 million. Interest thereon accrues daily and is payable quarterly in arrears, payable in cash or, at the Company's option, by increasing the principal amount of the 5% Convertible Debentures. For the year ended December 31, 1998, the Company elected to pay the interest due at that date by increasing the principal amount by approximately $76,000. The 5% Convertible Debentures are senior in right of payment to substantially all existing and future indebtedness of the Company and the Company's equity securities. The Company sold and issued such securities in reliance on an exemption from registration provided by Section 4(2) of the Securities Act of 1933, Regulation D and Rule 506.

     At the option of each holder, the Company is obligated to redeem all or any portion of such holder's 5% Convertible Debentures effective as of the effective date of an "Extraordinary Transaction", as defined in such debenture, and the holder shall be entitled to receive a redemption price per $100 principal amount of 5% Convertible Debentures being redeemed equal to 112.5% of the aggregate principal amount of the 5% Convertible Debentures, plus accrued and unpaid interest thereon. Also at the option of each holder, the Company is obligated to redeem all or any portion of such holder's outstanding 5% Convertible Debentures effective as of the date of the occurrence of certain "Triggering Events", as defined in such debenture, and the holder shall be entitled to receive a redemption price per $100 principal amount of 5% Convertible Debentures being redeemed equal to 130% of the principal amount of the 5% Convertible Debentures, plus accrued and unpaid interest.

     Subject to the contractual agreement described below, the holders of the debentures may, in whole or in part, convert the 5% Convertible Debentures into shares of common stock at any time. The original terms of the debentures provide that the conversion rate of the 5% Convertible Debentures is determined by dividing the principal amount of the 5% Convertible Debentures plus any accrued and unpaid interest by a conversion price equal to the lesser of (i) the fixed conversion price of $10.87, or (ii) a floating conversion price equal to the average of the three lowest closing prices of the Common Stock on its principal exchange during the 12 trading days immediately preceding the date upon which the Company is notified of such conversion. The number of shares of Common Stock issuable upon conversion of the 5% Convertible Debentures is subject to adjustment in certain events, including without limitation a reclassification, reorganization or exchange of the Company's Common Stock.

     On or after July 8, 2003, the Company has the option to cause the outstanding 5% Convertible Debentures to be automatically converted to shares of Common Stock pursuant to the Conversion Rate, as defined in such debenture, or to redeem all outstanding 5% Convertible Debentures at a redemption price equal to the principal amount of the 5% Convertible Debentures plus any accrued and unpaid interest thereon. As a condition precedent to the consummation of a private placement of units (consisting of unsecured promissory notes and common stock) completed in February 1999, the Company entered into an agreement with the holders of the convertible debentures, including the directors and executive officers affiliated with the

Company, amending certain terms of those securities. In particular, each of the holders of the 5% Convertible Debentures agreed that: (i) it would not exercise its right to convert the 5% Convertible Debentures to common stock until the date on which the Company completes a public or private equity financing with gross proceeds of not less than $8 million (a "qualified financing"); (ii) upon the closing of a qualified financing, the principal amount of and accrued and unpaid interest on the convertible debentures will automatically convert into the securities issued in the qualified financing at a conversion price equal to the lesser of (A) $12.50 per share, or (B) 75% of the price at which the securities are sold in the qualified financing and that the anti-dilution provisions of the convertible debentures would be inapplicable to the conversion; and (iii) it waives any default by the Company with respect to the obligation to register or maintain the effectiveness of a registration statement for the shares of common stock issuable upon conversion of the 5% Convertible Debentures. The holders of the 5% Convertible Debentures also agreed to hold the shares of common stock issued upon conversion of the 5% Convertible Debentures for at least 12 months following the effective date of the registration statement that relates to the qualified financing. The Company also agreed to include the shares of common stock issuable upon conversion of the 5% Convertible Debentures in the registration statement filed with the Securities and Exchange Commission relating to the qualified financing. The Company currently has outstanding $3.125 million original principal amount of 5% Convertible Debentures. If the proposed public offering of common stock by the Company is completed, the 5% Convertible Debentures will automatically convert into common stock upon consummation of that offering.

10. CAPITAL STOCK TRANSACTIONS

COMMON STOCK

     The Company was initially capitalized in the amount of $1,000 by the issuance of 500 shares of common stock, par value $.01. On June 28, 1994, the Company filed a Certificate of Amendment of Certificate of Incorporation increasing the authorized shares to 10,000,000.

     On June 28, 1994, the Company issued a stock dividend of 1,299,500 shares to the Company's sole stockholder and then President and Chief Executive Officer, Mr. Steven A. Rogers.

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

     In December 1994, the Company entered into a agreement with a financial advisory firm to assist in raising a minimum of $600,000 in equity for the Company. In return, the Company was required to issue warrants to the financial advisor to purchase shares of the Company's common stock equal to 10% of the number of shares of common stock sold by the financial advisor to investors and 10% of the number of warrants issued to investors. The exercise price for these warrants is 110% of the common stock price or the warrant exercise price.

     Pursuant to this agreement, the Company sold 111,667 shares of common stock for $6.00 per share during June 1995. Each share of common stock sold entitled the investor to a warrant to purchase an additional share of the Company's common stock, at an exercise price of $8.00 per share. Further, the Company converted $30,057 in notes payable and accrued interest into 5,009 shares of common stock. Additionally, the Company converted $202,166 in outstanding notes payable and accrued interest to the financial advisory firm into 33,694 shares of common stock. Each share of common stock issued in the conversion as accompanied by a warrant to purchase one share of common stock, at an exercise price of $8.00 per share. The Company also converted an additional $120,000 loan from the financial advisory firm into 20,000 shares of common stock, subject to the warrant provision described above. In connection with this transaction, holders of the converted notes were also issued an aggregate of warrants to purchase 85,666 shares of common stock at an exercise price of $8.00 per share.

     Pursuant to its 1995 agreement with the financial advisory firm, during June 1996, the Company sold 175,166 shares of common stock for $6.00 per share. Each share of the common stock sold entitled the investor to a warrant to purchase an additional share of the Company's common stock at an exercise price of $8.00 per share. In connection with the provisions of the agreement, the president of the financial advisory firm received 34,553 warrants at an exercise price of $6.60 per share and 34,553 warrants at an exercise price of $8.80 per share in consideration of the services performed to assist the Company in obtaining equity financing. Additionally, the Company issued to certain lenders as an inducement to make loans to the Company, warrants to purchase 16,666 shares of common stock at $8.00 per share.

     During January 1997, the Company executed a warrant exchange agreement (the "Exchange Agreement") with investors who purchased shares of common stock and received warrants through the financial advisory firm during 1995 and 1996. The purpose of the warrant exchange was to induce such investors to enter into lock-up arrangements with the underwriter of the IPO and into agreements consolidating such investors' registration rights with those granted by the Company to other investors, and to provide those investors with the opportunity to invest in the Company upon terms and conditions that more closely reflect the terms and conditions upon which the other investors invested in the Company during a comparable time period. Under the Exchange Agreement, each such investor was given the opportunity to exchange existing warrants to purchase 5,000 shares of common stock at an exercise price of $8.00 per share for new warrants to purchase 2,500 shares of common stock at an exercise prices of $4.00 per share and an additional 2,500 newly issued shares of common stock. In addition, in the original offering, certain investors purchased shares of common stock from Mr. Steven A. Rogers at a purchase price of $2.00 per share at a time during which other investors were purchasing shares of common stock from the Company at $6.00 per share. As part of the warrant exchange, such investors also were required to pay Mr. Rogers $2.00 per share of common stock purchased from him in the original offering, so as to cause such transactions to be consummated upon terms and conditions more closely reflecting market conditions. Mr. Rogers received an aggregate of $340,166 in the warrant exchange transaction. As a result of the Exchange Agreement, the Company issued an aggregate of 165,267 shares of common stock. Of the fair market value of such shares, the Company reflected a non-cash compensation expense of $340,166, and the remaining $320,902 was directly charged to equity as a cost of equity financing. Additionally, an aggregate of 345,536 warrants with an exercise price of $8.00 per share were exchanged for 165,269 warrants with an exercise price of $4.00 per share and 15,000 warrants with an exercise price of $8.00 per share. Further, in connections with the Warrant Agreement, the Company also exchanged warrants held by the president of the financial advisory firm to purchase 34,553 warrants to purchase shares of common stock at an exercise price of $6.60 per share, and 34,553 warrants to purchase shares of commons stock at an exercise price of $8.80 per share, for an aggregate of 69,106 warrants to purchase shares of common stock at an exercise price of $4.00 per share. Additionally, the Company exchanged warrants originally issued to other investors as an inducement to loan funds to the Company, representing the right to purchase an aggregate of 102,332 shares of common stock at an exercise price of $8.00 per share for warrants to purchase 102,332 shares of common stock at an exercise price of $4.00 per share. The Company did not receive any additional cash proceeds as a result of the Exchange Agreement.

     During April 1997, the Company issued 2,070,000 shares of common stock, par value $.01 for approximately $9.5 million in proceeds, net of underwriting discounts and commissions and certain other expenses of the initial public offering of $1.9 million. The issuance of these shares was pursuant to an initial public offering price of $5.50 per share. The net proceeds of the initial public offering were used primarily to repay certain outstanding notes payable and to fund the continued research and development and the working capital deficiencies of the Company. In connection with the initial public offering, all of the issued and outstanding shares of Redeemable Series A Convertible Preferred Stock were converted into common stock on a one-for-one basis.

     In April 1997, in connection with the initial public offering, certain holders of Bridge Warrants surrendered such warrants to acquire an aggregate of 150,000 shares of common stock with a fair value of $1.34 per warrant, resulting in a decrease of $201,000 in stockholders' equity due to the reversal of interest expense. The surrender and cancellation of such warrants did not have any other effect on the Bridge Financing, nor did the Company pay any consideration in connection with such surrender.

     On November 5, 1997, the company completed the offering and sale of 1,000,000 shares of the Company's common stock at a public offering price of $23.125 per share, resulting in net proceeds to the Company of approximately $20.9 million (net of underwriting discounts and commissions and other expenses of the offering).

     The Company's stockholders authorized the increase in the total number of shares of common stock authorized for issuance from 10,000,000 shares to 30,000,000. The Company filed a Second Amended and Restated Certificate of Incorporation to effectuate such increase in May 1998.

     A summary of the number of shares of common stock subject to purchase under all warrant agreements and related exercise prices as of December 31, 1998 is as follows:

    EXERCISE PRICE                                     NUMBER OF SHARES
    --------------                                     ----------------
    $4.00............................................      426,707
    $3.30............................................      290,625
    $6.00............................................       52,273
    $8.00............................................       15,000
                                                           -------
                                                           784,605
                                                           =======

STOCK OPTIONS

     On August 3, 1994, the Company granted certain outside directors of the Company options to purchase 200,000 shares of common stock. These options vest on the anniversary of the options grant date in accordance with a five-year vesting schedule, 20% each year. The exercise price is $2.00 per share, which was in excess of the fair value of the stock on the date of the grant, as determined by the Board of Directors. As of December 31, 1998, 10,000 of these options had been exercised and 150,000 of these options were exercisable. The right to exercise these options terminates ten years from the grant date.

     In October 1994, the Board of Directors adopted the 1994 Stock Option Plan (the "1994 Plan") pursuant to which 343,000 shares of common stock are reserved for issuance. These options vest on the anniversary of the option grant date in accordance with a vesting schedule ranging from two to five years. The options granted under this plan are granted at an exercise price per share equal to the fair value per share of the Company's common stock on the date of grant. As of December 31, 1998, none of these options had been exercised and 173,700 of these options were exercisable. The right to exercise these options terminates ten years from the grant date.

     In January 1997, the Board of Directors adopted the 1996 Stock Option Plan (the "1996 Plan") pursuant to which 450,000 shares of common stock were reserved for issuance. The Board of Directors, with shareholder approval, authorized the increase in the number of shares reserved for issuance under the 1996 Plan to 1,450,000 shares during 1998. The options granted under this plan are granted at an exercise price per share equal to the fair value per share of the Company's common stock on the date of grant. As of December 31, 1998, 2,310 of these options had been exercised and 86,880 options were exercisable. The right to exercise these options ranges from five to ten years from the grant date.

     In connection with the IPO in April 1997, the Company issued to an investment banking firm options to purchase 180,000 shares of common stock at an exercise price equal to 165% of the price of the common stock offered to the public, or $9.075 per share. The right to exercise these options terminates five years from the grant date.

     In December 1997, the Company granted to an investment banking firm options to purchase 125,000 shares of common stock at an exercise price $13.81 per share, which was the fair value of the stock on the date of the grant. Since this grant is for future services to be provided, the related compensation expense, in accordance with SFAS No. 123, will be recorded over two years, the expected term of services. In 1997, the compensation expense was $20,355, in 1998 it was $563,687, and will be $543,332 in 1999. The right to exercise these options terminates five years from the grant date.

     Stock option activity is summarized as follows:

                                                                              WEIGHTED
                                                              NUMBER OF       AVERAGE
                                                               SHARES      EXERCISE PRICE
                                                              ---------    --------------
1995
Granted...................................................      232,500       $  4.00
Forfeited.................................................           --            --
Exercised.................................................           --            --
Outstanding at December 31, 1995..........................      432,500       $ 3.075
Exercisable at December 31, 1995..........................       40,000       $  2.00
Available for grant at December 31, 1995..................      110,500
1996
Granted...................................................      138,000       $  4.00
Forfeited.................................................      (27,500)      $  4.00
Exercised.................................................       10,000       $  2.00
Outstanding at December 31, 1996..........................      533,000       $ 3.287
Exercisable at December 31, 1996..........................      111,000
Available for grant at December 31, 1996..................           --
1997
Granted...................................................      669,300       $10.933
Forfeited.................................................      (10,000)      $11.725
Exercised.................................................           --            --
Outstanding at December 31, 1997..........................    1,192,300       $ 7.508
Exercisable at December 31, 1997..........................      218,600       $ 2.994
Available for grant at December 31, 1997..................       90,700
1998
Granted...................................................    1,134,700       $ 8.811
Forfeited.................................................     (539,202)      $11.101
Exercised.................................................        2,310       $ 6.625
Outstanding at December 31, 1998..........................    1,785,488       $ 7.253
Exercisable at December 31, 1998..........................      653,580       $ 6.261
Available for grant at December 31, 1998..................      428,402

     The following table summarizes information about stock options outstanding at December 31, 1998:

                      OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
----------------------------------------------------------------   -------------------------------
                                  WEIGHTED-AVE.
                     NUMBER         REMAINING                          NUMBER
   RANGE OF       OUTSTANDING      CONTRACTUAL    WEIGHTED-AVE.     EXERCISABLE     WEIGHTED-AVE.
EXERCISE PRICES  AS OF 12/31/98   LIFE (YEARS)    EXERCISE PRICE   AS OF 12/31/98   EXERCISE PRICE
---------------  --------------   -------------   --------------   --------------   --------------
    $2.00             185,000          5.6            $ 2.00           150,000          $ 2.00
 $3.00 -$5.50         511,950          6.8            $ 4.38           173,700          $ 4.00
$6.125-$9.075         724,705          4.2            $ 7.52           263,547          $ 8.30
$11.50-$13.813        363,833          6.4            $13.43            65,833          $13.70
                   ----------                                         --------
                    1,785,488                                          653,080
                   ==========                                         ========

     All stock options granted by the Company from its inception through December 31, 1998 were granted with an exercise price per share equal to the fair value of the Company's common stock on the date of grant. In December 1996, the Company repriced the exercise price of all options previously granted to $4.00 per share, to reflect an exercise price consistent with the price per share paid by outside investors of the Series A preferred stock issued in December of 1996 and January 1997 (see Note 11).

     In July 1998, the Board approved a repricing plan to reprice employee stock options under the Plan to restore the long-term employee retention and performance incentives of the stock options outstanding. In accordance with the repricing plan, all stock options held by current, active full-time employees, with exercise prices above $7.25 or vesting periods in excess of three years, were cancelled and replaced by the same number of options exercisable at $7.25 per share and vesting over a three year period. The options were granted at a price equal to the fair value of the Company's common stock on the date of the repricing.

     The Company accounts for the fair value of its options granted to employees and directors in accordance with APB 25. Accordingly, no compensation expense has been recognized for the options granted, since the exercise price of the options has been in excess of the fair value of the options on the date of grant, as determined by the Board of Directors. Had compensation expense been determined based on the fair value of the options at the grant dates consistent with the method of accounting under SFAS 123, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below:

                                                                    1997            1998
                                                                ------------    ------------
Net loss:
  As Reported...............................................    $(11,586,294)   $(22,403,577)
  Pro forma.................................................    $(11,915,198)   $(23,970,089)
Net loss per common share:
  As Reported, basic........................................    $      (2.84)   $      (3.92)
  Pro forma, basic..........................................    $      (2.92)   $      (4.20)

     The fair value of each option granted in 1997 and 1998 was estimated on the date of grant using a type of Black-Scholes option-pricing model. The model used the following weighted-average assumptions used for grants during the years ended December 31, 1997 and 1998: expected volatility of 75% and 95%, respectively, risk-free interest rate of 6.4% and 5.4%, respectively; dividend of 0% for both 1997 and 1998; and an expected term of 5 years was assumed in both 1997 and 1998.

PREFERRED STOCK

     SERIES A CONVERTIBLE PREFERRED STOCK

     On December 9, 1996, the Board of Directors and a majority of the holders of the outstanding common stock authorized 2,500,000 shares of preferred stock, with a par value of $.01 per share. In December 1996, the Company authorized the issuance and sale of 500,000 shares of Series A Convertible Preferred Stock ("Series A") and warrants to purchase 100,000 shares of common stock for aggregate consideration of $2,000,000. The Series A shares had liquidation preferences over the common stock and any series of preferred stock authorized in the future. The holders of Series A shares were entitled to non-cumulative dividends when dividends are declared on the common stock as though the Series A shares had been converted to common stock. At any time after five years following the issuance of the Series A shares, or upon a merger in which the Company is not the surviving entity, or upon a sale of all or substantially all of the assets of the Company, at the request of at least 50% of the holders of Series A shares and given sixty days notice, the Company is required to redeem all or a portion of the outstanding Series A shares at a redemption price equal to the amount such holders would be entitled to received had they converted the Series A shares into common stock or the liquidation value of $4.00 per share, whichever is greater. The Series A shares were convertible to common stock as determined by multiplying the Series A stated value plus all declared but unpaid dividends by $4.00 and dividing that result by the conversion price, which as defined by the agreement will not exceed $4.00 per share. The Series A shares automatically converted to shares of common stock upon the consummation of the Company's IPO in April 1997.

     The warrants issued in conjunction with the Series A shares had an exercise price of $4.00 per share. As a fee for the placement of the Series A shares and related warrants, the underwriting firm received a $140,000 underwriter's discount and commission in consideration of its services on this transaction.

     In December 1996 and January 1997, the Company issued 500,000 Series A shares and 100,000 warrants for the purchase of common stock and had received $1.8 million of consideration for the sale of the Series A shares. The Series A shares were recorded net the underwriting discount and commission and approximately $82,000 in other issuance costs. The 500,000 shares of Series A shares outstanding at the time of the Initial Offering in April automatically converted into 500,000 shares of common stock on the closing of the IPO.

     5% CUMULATIVE CONVERTIBLE SERIES B PREFERRED STOCK

     In August 1998, the Company issued to certain unaffiliated investors in a private placement 209,091 shares of 5% Cumulative Convertible Series B Preferred Stock, par value $.01 per share (the 'Series B Preferred Stock'), and warrants to purchase an aggregate of 52,273 shares of Common Stock at an exercise price of $6.00 per share which were valued at $94,000 (the "Series B Warrants"). The shares of Series B Preferred Stock and the Series B Warrants were issued at an original exercise price of $5.50 per share, resulting in gross proceeds to the Company of $1.15 million. Dividends accrue at 5% annually, are cumulative, and are payable in additional shares of Series B Preferred Stock. The Company sold and issued such securities in reliance on an exemption from registration provided by Section 4(2) of the Securities Act of 1933, Regulation D and Rule 506.

     Shares of Series B Preferred Stock are convertible at any time after the issuance date and at the option of the holder, into shares of common stock at an initial conversion rate of $5.50 per share, subject to adjustment in connection with certain events, including a reclassification, reorganization or exchange of the Company's Common Stock. The shares of Series B Preferred Stock are subject to automatic conversion, without further action on the part of the holder or the Company, if the closing price of the Company's common stock equals or exceeds $11.00 per share for 15 consecutive trading days.

     In connection with the private placement by the Company of units completed in February 1999, the Company entered into a letter agreement with both of the holders of the Series B Preferred Stock modifying certain terms of those securities. Specifically, the Company and the holders agreed that: (i) the holders would not exercise their right to convert the Series B preferred stock to common stock, or exercise the Series B Warrants for common stock, until the date on which the Company completes a public or private equity financing with gross proceeds to us of not less than $8 million (a "qualified financing"); (ii) upon the closing of a qualified financing, the stated value of and accrued and unpaid dividends on the Series B preferred stock will automatically convert into shares of common stock at a conversion price equal to $2.75 per share, and the exercise price of Series B Warrants would be reduced to $2.75 per share; (iii) the anti-dilution provisions of the Series B preferred stock and the Series B Warrants would not apply to the qualified financing, the 5% Convertible Debenture conversion, the February 1999 private placement, the conversion of the Series B preferred stock or the exercise of the Series B Warrants; (iv) the holders waived and agreed not to exercise any registration rights they may have as to the common stock issuable upon conversion of the Series B preferred stock or the exercise of the Series B Warrants in connection with this offering; and
(v) the holders would not sell any common stock issuable upon conversion of the Series B preferred stock for at least six months after the effectiveness of the registration statement (or up to 24 months, if necessary to obtain regulatory approval of this offering) filed relating to the qualified financing. The Company currently has outstanding 209,091 shares of Series B preferred stock. If the proposed public offering of common stock by the Company is completed, the Series B preferred stock will automatically convert into common stock upon consummation of that offering.

11. EMPLOYEE BENEFIT PLAN

     The Company implemented a profit-sharing plan under Section 401(k) of the Internal Revenue Code (the "Code") covering substantially all employees in 1998. The plan allows employees to make contributions up to the maximum allowed by the Code. The Company will contribute one dollar to an employees account for each two dollars contributed by the employee until the employee's contribution equals 6% of the employee's annual salary. The Company contributed $183,000 to the employees' accounts during 1998.

12. NEW ACCOUNTING PRONOUNCEMENTS

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 requires computer software costs associated with internal use software to be charged to operations as incurred until certain capitalization criteria are met. SOP 98-1 is effective beginning January 1, 1999. The Company plans to adopt this method of accounting in January 1999.

     In April 1998, the Accounting Standards Executive Committee issued Statement of Position No. 98-5, "Reporting on the Costs of Start-up Activities." This statement provides guidance in the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. The statement is effective for fiscal years beginning after December 15, 1998. Adoption of this standard will not impact the financial results of the Company.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Adoption of this standard will not impact the financial results of the Company.

13. SUBSEQUENT EVENTS

     In February 1999, the Company completed a private placement of $2,850,000 of unsecured promissory notes and 1,140,000 share of common stock, from which we received net proceeds of approximately $2,430,000.

     On February 16, 1999, the Company filed a registration statement with the Securities and Exchange Commission relating to a proposed firm commitment underwritten public offering of $15,000,000 of common stock.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Our current directors and executive officers are set forth below. Biographical information concerning each of the directors and executive officers is presented on the following pages. Information is presented as of March 31, 1999.

                        NAME                             AGE                     POSITION
                        ----                             ---                     --------
Mr. James F. Bunker..................................    64     President, Chief Executive Officer and
                                                                Director
Mr. Roger A. Booker..................................    44     Vice President, Operations
Mr. Robert H. Emery..................................    54     Vice President, Administration and Finance
                                                                and Secretary
Mr. David P. Martin..................................    40     Vice President, Sales
Mr. Steven A. Rogers.................................    47     Chief Technology Officer and Vice
                                                                President, Engineering and Director
Mr. Stevan Vigneaux..................................    46     Vice President, Marketing
Mr. Anthony M. Agnello...............................    49     Director
Dr. Eugene R. Cacciamani.............................    62     Director
Mr. Marc S. Cooper...................................    37     Director
Mr. Richard S. Friedland.............................    48     Director
Mr. John B. Torkelsen................................    53     Director

     James F. Bunker has served as President and Chief Executive Officer since July 1998 and was elected as a director in January 1999. From January 1994 until he joined our company in July 1998, Mr. Bunker was actively involved as an outside consultant to high technology companies, advising them with respect to the development of a business plan, funding, recruiting management and other key personnel, and serving as an executive member of management teams. Previously, from 1986 until his retirement at the end of 1993, Mr. Bunker served in various capacities with General Instrument Corporation, most recently as the President of the VideoCipher Division of General Instrument. Mr. Bunker also is a director of Viasat, a public satellite telecommunications company located in Carlsbad, California.

     Roger A. Booker has served as Vice President, Operations since February 1996. From June 1994 to February 1996, Mr. Booker served as the Vice President, International Development and Operations at Global Partnership, Inc., where he directed international development and operations. From February 1990 to June 1994, Mr. Booker also served as the Vice President, Manufacturing Operations at Cryptek, Inc., an encrypted facsimile machine manufacturer, and served in the same position at General Kinetics, Inc. until July 1990, when it acquired Cryptek, Inc., where he was responsible for overseeing operations, including several acquisitions and divestitures. From August 1986 to February 1990, Mr. Booker was Director of Operations for Magnavox Government and Industrial Electronics Company, where he managed the development of a new 200,000 square foot manufacturing facility.

     Robert H. Emery has served as Vice President, Administration and Finance and Secretary since December 1996, and previously served as Vice President, Administration from May 1995 to December 1996. From May 1986 to May 1995, he served as Vice President of Aries Systems International, Inc., an information services company. From August 1983 to July 1986, Mr. Emery served as the ADP Security Officer for the military's largest secure computer network. He is a CPA.

     David P. Martin has served as Vice President, Sales since October 1998. Previously, Mr. Martin served as the Chief Information Officer from April 1998 to October 1998. Prior to joining Objective Communications,

Mr. Martin served as the Director of Information Systems at Healthsource Inc., a healthcare maintenance organization, from 1990 until October 1998. He also served in sales and sales management positions at IBM Corporation in the ROLM
(PBX) division and with Western Union in the advanced transmission (ATS) division.

     Steven A. Rogers founded Objective Communications in 1993, and currently serves as our Chief Technology Officer and Vice President, Engineering and as a director. He served as President and Chief Executive Officer from our inception until July 1998 and has served as a director since our inception. From July 1990 to July 1992, he served as a Senior Vice President of General Kinetics, Inc. where he managed the Cryptek division. In January 1986, he founded Cryptek, Inc. and, from January 1986 to July 1990, when it was acquired by General Kinetics, Inc., served as its President and Chief Operating Officer. Mr. Rogers is a co-author of the Company's patent covering the VidModem technology, and holds several other patents.

     Stevan Vigneaux has served as Vice President, Marketing since October 1998. Previously, he served as the Director of Product Marketing and Product Management from February to October 1998. From July 1997 to February 1998, Mr. Vigneaux served as a consultant to Synctrix, a manufacturer of ATM-based video networking equipment in Glendale, California. From 1992 to July 1997, Mr. Vigneaux was with Avid Technology, a video multi-media production systems manufacturer in Tewksbury, Massachusetts, serving as the Director of Industry Marketing from June 1996 to July 1997, and as Senior Product Marketing Manager from 1992 to June 1996.

     Anthony M. Agnello has served as a director since January 1997. Mr. Agnello co-founded Ariel Corporation, a digital signal processing equipment provider, in 1982 and currently serves as Chairman of the Board of Ariel Corporation. Mr. Agnello holds several patents in digital signal processing.

     Eugene R. Cacciamani has served as a director since August 1994. Dr. Cacciamani has been a Senior Vice President of Hughes Network Systems, Inc., which furnishes private communications networks to business, government and common carriers since 1987, where he is responsible for developing new technologies, systems and businesses, including lead efforts in the Hughes DBS DirecTV system and the systems design in the ICO global satellite personal communications systems. Dr. Cacciamani is on the Engineering Advisory Boards at Union College and The Catholic University of America and serves as an advisor to Aloha Networks, Inc. and Qwest Communications.

     Marc S. Cooper has served as a director since April 1997. Mr. Cooper has been Vice Chairman of Barington Capital Group, L.P. responsible for the Syndicate, Investment Banking and Research Departments since January 1998. From March 1992 until January 1998, Mr. Cooper served as Executive Vice President, Director of Investment Banking and Research at Barington. He also serves as a director of Thinking Tools, Inc., a software developer.

     Richard S. Friedland was elected as a director in March 1999. Since October 1997, Mr. Friedland has been actively involved as an investor and consultant to emerging high technology companies, with a focus on video and communications. From 1978 to October 1997, Mr. Friedland served in various capacities with General Instrument Corporation, a provider of systems and equipment to the cable telephone and telephony industries. Most recently, from September 1995 to October 1997, he served as Chairman of the Board of Directors and Chief Executive Officer of General Instrument, and he served as President, Chief Operating Officer and Director of that company from September 1993 to September 1995. Mr. Friedland also is a director of Premark International, Zilog, Inc. and Tech-Sym, Inc.

     John B. Torkelsen has served as a director since March 1996. Mr. Torkelsen has served as President of Princeton Venture Research, Inc. since 1984, President of its affiliate PVR Securities, Inc. since 1987, President of its affiliate, PVR Management, Inc. since 1997, and General Partner of its affiliate, Acorn Technology Fund, L.P. since 1997. Mr. Torkelsen also is a director of Voice Control Systems, Inc., Mikros Systems Corporation and Princeton Video Image, Inc.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission and the Nasdaq Stock Market, Inc. initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. In addition, under Section 16(a), trusts for which a reporting person is a trustee and a beneficiary (or for which a member of his immediate family is a beneficiary) may have a separate reporting obligation with regard to ownership of the common stock and our other equity securities. Such reporting persons are required by rules of the Securities and Exchange Commission to furnish us with copies of all Section 16(a) reports they file. In 1998, we received Section 16(a) reports and written representations that certain reports were not required. Based upon a review of that information, we believe that all members of the Board of Directors, executive officers and each beneficial owner of more than 10% of our common stock timely filed all reports required by Section 16(a) of the Securities Exchange Act of 1934 except for the failure to file Forms 5, by Robert H. Emery with respect to two transactions and by each of the following directors and executive officers with respect to one transaction: James F. Bunker, Robert A. Booker, Anthony M. Agnello, Eugene R. Cacciamani, Marc S. Cooper, Steven A. Rogers, Clifford M. Kendall, Robert I. Barnett, Donald W. Barnett, Lincoln D. Faurer, Richard T. Liebhaber, and Roy C. Nash.

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table lists the cash remuneration paid or accrued during 1998 and 1997 to our President and Chief Executive Officer, and to each of our other three most highly compensated executive officers who earned more than $100,000 in 1998 (the "Named Executive Officers"). We do not have any pension or long-term incentive plans, and did not grant any restricted stock awards, bonus stock awards or stock appreciation rights to any of the executive officers named in this table during 1998 or 1997.

                           SUMMARY COMPENSATION TABLE

                                                                                       LONG TERM
                                                                                      COMPENSATION
                                                            ANNUAL COMPENSATION          AWARDS
                                                            --------------------       SECURITIES
            NAME AND PRINCIPAL POSITION              YEAR    SALARY      BONUS     UNDERLYING OPTIONS
            ---------------------------              ----   ---------   --------   ------------------
James F. Bunker(1)
President & Chief Executive Officer................  1998   $ 93,151    $   -0-         100,000
Roger A. Booker                                      1998   $105,000    $   -0-          45,000
Vice President, Operations.........................  1997   $ 85,000    $45,000          35,000
Robert H. Emery                                      1998   $105,000    $   -0-          65,000
Vice President, Administration and Finance.........  1997   $ 90,000    $45,000          35,000
Steven A. Rogers(2)
Chief Technology Officer and                         1998   $165,000    $   -0-          65,000
Vice President, Engineering........................  1997   $120,000    $60,000          50,000

---------------
(1) Mr. Bunker joined the Company as President and Chief Executive Officer on July 13, 1998.

(2) Mr. Rogers served as President and Chief Executive Officer of the Company until July 13, 1998, when he became Chief Technology Officer and Vice President, Engineering.

STOCK OPTION GRANTS IN 1998

     The following table sets forth certain information about the stock options granted during 1998 to the Named Executive Officers. As of the date of this Form 10-KSB, we have not granted any stock appreciation rights under the 1996 Stock Incentive Plan.

                          STOCK OPTION GRANTS IN 1998

                                            NUMBER OF
                                            SECURITIES        PERCENT OF TOTAL
                                        UNDERLYING OPTIONS   OPTIONS GRANTED TO   EXERCISE PRICE   EXPIRATION
                 NAME                        GRANTED         EMPLOYEES IN 1998        ($/SH)          DATE
                 ----                   ------------------   ------------------   --------------   ----------
James F. Bunker.......................       100,000(1)             9.8%             $ 5.500        07/12/08
Roger A. Booker.......................        45,000(2)             4.4%             $13.250        05/27/08
Robert H. Emery.......................        45,000(2)             4.4%             $13.250        05/27/08
                                              20,000(3)             2.0%             $ 4.375        10/01/08
Steven A. Rogers......................        65,000(2)             6.4%             $13.250        05/27/08

---------------
(1) Options to purchase 50,000 shares vested on February 13, 1999, six months from the date of grant, and the remaining options to purchase 50,000 shares vest ratably on a monthly basis over the period from February 13, 1999 through July 13, 2000. Vesting of these options will accelerate in the event of a "change in control" of Objective Communications.

(2) These options vest on May 27, 2004, the date that is six years from the date of grant.

(3) These options vest ratably over a three-year period, annually on the anniversary of the date of grant.

STOCK OPTION EXERCISES IN 1998

     The Named Executive Officers did not exercise any options in 1998. The following table sets forth the number of shares of common stock underlying unexercised options held by the Named Executive Officers at December 31, 1998. At December 31, 1998, no Named Executive Officer held any "in-the-money" stock options.

         AGGREGATED OPTION EXERCISES IN 1998 AND YEAR-END OPTION VALUES

                                                                      NUMBER OF
                                                                SECURITIES UNDERLYING
                                                               UNEXERCISED OPTIONS AT
                                                                  DECEMBER 31, 1998
                            NAME                              EXERCISABLE/UNEXERCISABLE
                            ----                              -------------------------
James F. Bunker.............................................            0/100,000
Roger A. Booker.............................................        28,766/87,734
Robert H. Emery.............................................       43,266/115,734
Steven A. Rogers............................................       26,666/113,334

EXECUTIVE EMPLOYMENT CONTRACTS

     We entered into an Employment and Consulting Agreement with Mr. Bunker as of July 13, 1998. The agreement is for a one-year term, unless earlier terminated or extended as provided in the agreement. At the conclusion of the initial term, the term may be extended by mutual agreement for additional successive one-month periods. If the aggregate term of employment is for less than two years, then the agreement provides that Mr. Bunker will provide us with consulting and advisory services for not fewer than two days per month through July 13, 2000. The agreement also provides for a base salary of $200,000 per year. Under the agreement, Mr. Bunker was granted stock options to purchase 100,000 shares of common stock at an exercise price of $5.50 per share, which was the fair market value of the common stock on the date the options were granted. The options are subject to certain vesting requirements. Mr. Bunker also has entered into a Confidentiality, Inventions and Noncompetition Agreement with Objective Communications.

     We also entered into an employment agreement with Mr. Rogers effective on March 13, 1997. The agreement is terminable by either the Company or Mr. Rogers upon 90 days' notice. The agreement provided for a base salary in 1998 of $120,000, which was raised by the Board of Directors to $165,000 in January 1998.

The agreement also includes a non-competition commitment during and after the term of the agreement, confidentiality commitments, non-solicitation of employee provisions and assignment of work product agreements.

DIRECTOR COMPENSATION

     We reimburse directors for expenses incurred in connection with attending Board and committee meetings, but we have not paid cash compensation for services rendered as a director.

     In August 1994, we granted options to purchase an aggregate of 200,000 shares of common stock ("Directors' Non-Qualified Options") to the persons then serving as our directors. The options are exercisable for a period of ten years from the date of grant, have an exercise price of $2.00 per share and vest 20% per year on each of the first, second, third, fourth and fifth anniversaries of the date of grant. Directors may forfeit options if they do not meet certain performance requirements. As of December 31, 1998, Directors' Non-Qualified Options to purchase 150,000 shares of common stock were vested, Directors' Non-Qualified Options to purchase 10,000 shares of common stock had been exercised and Directors' Non-Qualified Options to purchase 5,000 shares of common stock had been forfeited.

     In April 1997, we granted options to purchase an aggregate of 64,600 shares of common stock under the 1996 Stock Incentive Plan to the persons then serving as our directors (other than Mr. Steven A. Rogers). The options are exercisable for a period of five years from the date of grant, have an exercise price of $6.625 per share and vest ratably on each of the first, second and third anniversaries of the date of grant. Directors may forfeit options if they do not meet certain performance requirements. As of December 31, 1998, 21,531 of these options were vested, and 4,267 had been forfeited.

     In May 1998, we granted options to purchase an aggregate of 89,500 shares of common stock under the 1996 Stock Incentive Plan to the persons then serving as our directors (other than Mr. Steven A. Rogers). The options are exercisable for a period of five years from the date of grant, have an exercise price of $13.250 per share and vest ratably on each of the first, second and third anniversaries of the date of grant. Directors may forfeit options if they do not meet certain performance requirements. As of December 31, 1998, none of these options were vested and 9,000 had been forfeited.

     The compensation committee of the Board of Directors will meet annually to determine option grants to the directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 25, 1999, by (i) all persons known by us to beneficially own 5% or more of the outstanding shares of common stock,
(ii) each current director, (iii) each of the Named Executive Officers, and (iv) all of our current directors and executive officers, as a group. Unless otherwise noted, each stockholder named has sole voting and investment power with respect to such shares, subject to community property laws where applicable.

                  NAME OF BENEFICIAL OWNER                    NUMBER OF SHARES   PERCENT(1)
                  ------------------------                    ----------------   -----------
Anthony M. Agnello(2).......................................         6,966             *%
Roger A. Booker(3)..........................................        57,933             *
James F. Bunker(4)..........................................        90,000           1.3
Eugene R. Cacciamani(5).....................................        37,733             *
Marc S. Cooper(6)...........................................       250,233           3.5
Robert H. Emery(7)..........................................        98,766           1.4
Richard S. Friedland(8).....................................            --            --
Steven A. Rogers(9).........................................     1,011,581          14.5
John B. Torkelsen(10).......................................       419,833           6.0

All directors and executive officers as a group (11
  persons)(11)..............................................     1,973,045          26.1%

---------------
   * Less than one percent

 (1) Applicable percentage of ownership as of March 25, 1999, is based on 6,881,035 shares of common stock outstanding. Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission. For each beneficial owner, shares of common stock subject to options or warrants exercisable within 60 days of March 31, 1999 are deemed outstanding. Figures for ownership exclude shares issuable upon exercise of the convertible debentures upon consummation of the proposed public offering.

 (2) The address of Mr. Agnello is 2540 Route 130, Cranbury, New Jersey 08512. Consists of 6,966 shares of common stock issuable upon exercise of options.

 (3) The address of Mr. Booker is c/o Objective Communications, Inc., 50 International Drive, Portsmouth, New Hampshire 03801. Consists of 57,933 shares of common stock issuable upon exercise of options.

 (4) The address of Mr. Bunker is c/o Objective Communications, Inc., 50 International Drive, Portsmouth, New Hampshire 03801. Includes 50,000 shares of common stock that may be acquired upon exercise of outstanding options and 40,000 shares of common stock purchased in the February 1999 private placement by a limited partnership controlled by Mr. Bunker. Excludes shares of common stock issuable upon conversion of outstanding convertible debentures of which Mr. Bunker beneficially owns, through a limited partnership, $25,000 original principal amount.

 (5) The address of Dr. Cacciamani is 10100 New London Drive, Potomac, Maryland 20854. Includes 27,733 shares of common stock issuable upon exercise of options. Excludes shares issuable upon conversion of outstanding convertible debentures of which Dr. Cacciamani owns $10,000 original principal amount.

 (6) The address of Mr. Cooper is c/o Barington, Capital Group, L.P., 888 Seventh Avenue, 17th Floor, New York, New York 10019. Consists of 180,000 shares of common stock that may be acquired upon exercise of an option that is currently exercisable (the "Barington Option"), and 70,233 shares of common stock issuable upon the exercise of other options. We granted Barington that option in connection with our initial public offering in April, 1997. Mr. Cooper also is a stockholder in LNA Capital Corp., the corporate general partner of Barington. Includes options to acquire

     27,000 shares of common stock which Cross Connect, L.L.C. has the right to acquire from Barington under certain conditions. Cross Connect, L.L.C. is not affiliated with Barington or Mr. Cooper, and Mr. Cooper disclaims beneficial ownership of the 27,000 shares of common stock that may be acquired upon exercise of such options.

 (7) The address of Mr. Emery is c/o Objective Communications, Inc., 50 International Drive, Portsmouth, New Hampshire 03801. Includes 5,833 shares of common stock issuable upon exercise of warrants and 77,933 shares of common stock issuable upon exercise of options. Excludes shares issuable upon conversion of outstanding convertible debentures of which Mr. Emery owns $25,000 original principal amount.

 (8) The address of Mr. Friedland is 5894 Partridge Lane, Long Grove, Illinois 60047.

 (9) The address of Mr. Rogers is c/o Objective Communications, Inc., 50 International Drive, Portsmouth, New Hampshire 03801. All of the shares of common stock owned by Mr. Rogers are pledged to Merrill Lynch Credit Corporation to secure certain obligations. Includes 16,666 shares of common stock issuable upon exercise of warrants and 64,999 shares of common stock issuable upon exercise of options.

(10) The address of Mr. Torkelsen is 240 Library Place, Princeton, New Jersey 08540. Includes (i) 6,633 shares of common stock issuable upon the exercise of options; (ii) 280,580 shares of common stock beneficially owned by Princeton Venture Research, Inc. ("PVR"), of which Mr. Torkelsen is the President and majority stockholder, and which are pledged to BT Alex. Brown to secure certain obligations; (iii) 107,620 of common stock that may be acquired upon the exercise of warrants beneficially owned by PVR; and (iv) $20,000 shares of common stock owned by Pamela Torkelsen, Mr. Torkelsen's wife, and 5,000 shares of common stock that may be acquired upon the exercise of warrants beneficially owned by Pamela Torkelsen. Mr. Torkelsen disclaims beneficial ownership of common stock and warrants owned by Mrs. Torkelsen.

(11) Includes 89,400 shares of common stock issuable to executive officers and directors upon exercise of warrants and options.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATED PARTY LOANS

     The following is a description of loan transactions of $60,000 or more between Objective Communications and its directors, executive officers and 5% or greater stockholders (or members of their families) since February 1997.

     In April 1996, Clifford M. Kendall, then Chairman of the Board of Directors, loaned us $100,000 in aggregate principal amount, on which interest accrued quarterly at a fixed rate of 7% per year. We repaid the principal amount of and accrued interest on the loan after our initial public offering of common stock was completed in April 1997. In July 1997, Mr. Kendall exercised an option granted by Mr. Steven A. Rogers and purchased 50,000 shares of common stock from Mr. Rogers at an exercise price of $2.00 per share.

     Mr. Rogers, our founder, Chief Technology Officer and Vice President, Engineering and a director of Objective Communications, loaned us an aggregate of $30,000 during 1995 and an additional $70,000 during 1996. The loans accrued interest at a fixed rate of 7% per year. The principal amount of and accrued interest on the loans were repaid in full in April 1997. As an inducement to extend the loans to us, we also issued to Mr. Rogers warrants to purchase an aggregate of 16,666 shares of common stock. The warrants have an exercise price of $4.00 per share and are exercisable for a period of five years from the date of issuance. We paid all loans outstanding to Mr. Rogers in full in April 1997 upon the completion of our initial public offering.

     On January 8, 1999, a limited partnership controlled by Mr. Bunker made a loan to us to permit us to continue operations. The principal amount of the loan made by Mr. Bunker was $100,000. The principal amount of the loan was converted into units in the February 1999 private placement. The purchases of securities made by Mr. Bunker in the February 1999 private placement was made on the same terms and conditions as unaffiliated third parties purchasing units in the offering. We will use a portion of the net proceeds from the proposed public offering to repay the notes issued in the February 1999 private placement, including the note held by Mr. Bunker.

     Mr. Bunker has voluntarily deferred the payment of his salary from November 9, 1998, through the date on which our proposed public offering is completed. As of March 26, 1999, we owe Mr. Bunker $76,923 in accrued and unpaid salary. Following the closing of the proposed public offering, we will again pay Mr. Bunker his salary on a current basis in accordance with our normal payroll practices. In addition, under a letter agreement between us and Mr. Bunker dated February 4, 1999, after the closing of the proposed public offering, we will repay Mr. Bunker his accrued and unpaid salary at the rate of $5,000 per week, until the obligation is repaid in full. We may also, at our discretion, repay the obligation in full. If, at any time, we decide not to pursue a public offering, then Mr. Bunker has the right to elect in his discretion not to continue his agreement to defer payment of accrued and unpaid salary. If the proposed public offering is not completed by June 30, 1999, then we will be obligated to pay the accrued and unpaid salary obligation in full on that date.

EQUITY TRANSACTIONS

     The following is a description of equity transactions between us and our directors, executive officers and 5% or greater stockholders (or members of their families) since February 1997.

  Barington Capital Group, L.P.

     Barington acted as underwriter of our initial public offering of common stock completed in April 1997, for which it received underwriting discounts and commissions of approximately $1,100,000. In addition, Barington received a non-accountable expense allowance of $341,550, and was issued an option to purchase 180,000 shares of common stock. That option is exercisable until April 8, 2002 at an exercise price of $9.075 per share. Barington also served as an underwriter of our follow-on offering of common stock completed in October 1997, for which it received underwriting fees and commissions of approximately $500,000. Mr. Marc S. Cooper, a director of the Company, is the Vice Chairman of Barington.

     In December 1997, we granted Barington an option to acquire 125,000 shares of common stock at an exercise price of $13.81 per share, the fair market value of the common stock on the date of grant. The option was granted as consideration for business and financial services to be provided to us over a two-year period, including investment banking services and consulting services relating to mergers and acquisitions.

     We have agreed to use our best efforts (including the solicitation of proxies, if necessary) to elect one designee of Barington to the Board of Directors until April 8, 2002. Mr. Cooper has served as a director since April 1997 and was elected pursuant to this agreement. Mr. Cooper currently is a member of the Executive and Audit Committees of the Board of Directors.

     In July 1998, the Company issued $3,125,000 aggregate principal amount of convertible debentures in a private placement. Directors and executive officers purchased an aggregate of $315,000 aggregate original principal amount of convertible debentures. The purchasers included Mr. Cooper, who purchased $25,000 original principal amount of convertible debentures. In addition, other principals and employees of Barington purchased in the aggregate $135,000 original principal amount of convertible debentures. The convertible debentures will automatically convert to common stock upon the completion of the proposed public offering.

  PVR Securities, Inc.

     John B. Torkelsen, the President of Princeton Venture Research and its affiliate, PVR Securities, Inc. has served as a director since March 1996 and is a member of the Nominating Committee of the Board of Directors. In connection with private placements of our equity securities by PVR Securities in 1995 and 1996, Mr. Torkelsen and Mr. Rogers entered into an agreement that provides that, until December 5, 2000, each of them will vote any shares of common stock that he controls for the election to the Board of Directors of an individual nominated by the other and, on a best efforts basis, will seek additional votes for the other party's nominee. Mr. Torkelsen was elected to the Board pursuant to this agreement.

     PVR Securities, a corporation of which Mr. Torkelsen is the President, acted as the investment advisor to the two investors that purchased the $1,150,000 stated value of Series B preferred stock in a private placement completed in August 1998. Neither PVR Securities nor Mr. Torkelsen received any compensation for acting in that capacity.

ISSUANCE OF 5% CONVERTIBLE DEBENTURES DUE 2003

     As described above, in July 1998, we issued $3,125,000 aggregate principal amount of convertible debentures. $2,500,000 aggregate original principal amount of convertible debentures were purchased by certain institutional investors (the "Institutional Investors") and $625,000 aggregate original principal amount of convertible debentures were purchased by certain directors and executive officers of, and outside consultants to, the Company. Messrs. Kendall, Cooper, Liebhaber and Dr. Cacciamani, then directors of the Company, and Messrs. Bunker, Booker and Emery and Ms. Murphy, then executive officers of the Company, purchased convertible debentures in the offering. Following the issuance of the convertible debentures, the following persons held beneficially the principal amount of debentures indicated: Mr. Bunker -- $25,000; Mr. Booker -- $5,000; Mr. Emery -- $25,000; Ms. Murphy -- $25,000; Mr. Kendall -- $100,000; Dr.
Cacciamani -- $10,000; Mr. Cooper -- $25,000; and Mr. Liebhaber -- $100,000. The offering, issuance and sale of the convertible debentures to certain directors and executive officers was a condition precedent to the consummation of the financing with the Institutional Investors.

     It was a condition precedent to the consummation of the February 1999 private placement, that we enter into an agreement with the holders of the convertible debentures, including the directors and executive officers indicated above, amending certain terms of those securities. In the letter agreements, each of the holders of the convertible debentures agreed that: (i) it would not exercise its right to convert the convertible debentures to common stock until the date on which a public or private equity financing with gross proceeds to us of not less than $8 million (a "qualified financing") is completed; (ii) upon the closing of a qualified financing, the principal amount of and accrued and unpaid interest on the convertible debentures will automatically convert into the securities issued in the qualified financing at a conversion price equal to the lesser of (A) $2.50 per share, or (B) 75% of the price at which the securities are sold in the qualified financing and that the anti-dilution provisions of the convertible debentures would be inapplicable to the conversion; and (iii) it waives any default by us with respect to our obligation to register or maintain the effectiveness of a registration statement for the shares of common stock issuable upon conversion of the convertible debentures. The holders of the convertible debentures also agreed to hold the shares of common stock issued upon conversion of the convertible debentures for at least 12 months following the effective date of our registration statement that relates to the qualified financing. We agreed to include the shares of common stock issuable upon conversion of the convertible debentures in the registration statement filed with the SEC relating to the qualified financing.

     We believe that all of the above transactions were made on terms no less favorable to us than could have been obtained from unaffiliated third parties and all of the transactions since our initial public offering were approved by at least a majority of our Board of Directors, including a majority of the disinterested members of the Board of Directors. All future transactions between us and any of our officers, directors and principal stockholders and their affiliates will be approved by at least a majority of the Board of Directors, including a majority of the disinterested members of the Board of Directors, and will be on terms no less favorable to us than could be obtained from unaffiliated third parties.

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a) Exhibits

     The following exhibits are filed herewith or are incorporated herein by reference, as indicated.

         3.1            Second Amended and Restated Certificate of Incorporation of
                        the Registrant (Incorporated by reference to Exhibit 3.1
                        forming a part of the Registrant's Quarterly Report on Form
                        10-QSB, as amended by Amendment No. 1 to the Form 10-QSB on
                        Form 10-QSB/A, for the quarter ended June 30, 1998).
         3.2            Amended and Restated Bylaws of the Registrant (Incorporated
                        by reference to Exhibit 3.2 to the Registrant's Registration
                        Statement on Form SB-2 (File No. 333-20625) filed with the
                        Securities and Exchange Commission under the Securities Act of 1933, as amended (the "1997 SB-2")).
         3.3            Certificate of Designations of the Series B 5% Cumulative
                        Convertible Preferred Stock of the Registrant (Incorporated
                        by reference to Exhibit 4.10 forming a part of Amendment No.
                        1 to the Registrant's Registration Statement on Form S-3
                        (File No. 333-62971) filed with the Securities and Exchange
                        Commission under the Securities Act of 1933, as amended (the
                        "1998 S-3")).
         4.1            Form of Warrant for the purchase of shares of common stock, issued in connection with the private placement of
                        $2,000,000 aggregate principal amount of Bridge Notes
                        (Incorporated by reference to Exhibit 3.4 to the 1997 SB-2).
         4.2            Form of Warrant for the purchase of shares of common stock, issued in connection with the private placement of units in
                        June 1995 and August 1996 (Incorporated by reference to
                        Exhibit 3.5 to the 1997 SB-2).
         4.3            Form of Warrants for the purchase of 100,000 shares of
                        common stock, issued in connection with the private
                        placement of Series A Convertible Preferred Stock and
                        warrants in December 1996 and January 1997 (Incorporated by reference to Exhibit 3.7 to the 1997 SB-2).
         4.4            Form of Option for the purchase of 180,000 shares of common stock issued to Barington Capital Group, L.P. (Incorporated by reference to Exhibit 3.8 to the 1997 SB-2).
         4.5            Specimen certificate evidencing shares of common stock of
                        the Registrant (Incorporated by reference to Exhibit 4.2
                        forming a part of Amendment No. 2 to the 1997 SB-2).
         4.6            Form of 5% Convertible Debentures due 2003 of the Registrant
                        (Incorporated by reference to Exhibits 4.3 and 4.4 forming a part of the Registrant's Current Report on Form 8-K dated
                        July 1, 1998 and filed July 16, 1998 with the Securities and
                        Exchange Commission under the Securities Exchange Act of
                        1934, as amended (the "July 8-K")).
         4.7            Form of Warrants to be issued upon redemption of the 5%
                        Cumulative Convertible Debentures due 2003 of the Registrant
                        (Incorporated by reference to Exhibit 4.5 forming a part of the July 8-K).
         4.8            Specimen certificate evidencing shares of the Series B 5%
                        Cumulative Convertible Preferred Stock of the Registrant
                        (Incorporated by reference to Exhibit 4.9 forming a part of the 1998 S-3).
         4.9            Form of Warrant issued in connection with the Series B 5%
                        Cumulative Convertible Preferred Stock of the Registrant
                        (Incorporated by reference to Exhibit 4.11 forming a part of the 1998 S-3).
         4.10           Form of Senior Note issued to Sanmina Corporation by the
                        Registrant with a principal amount of $4,300,000.
         4.11           Form of Note issued to Shaw Pittman Potts & Trowbridge by
                        the Registrant with a principal amount of $375,000.
         4.12           Form of Warrant for the purchase of 275,000 shares of common stock issued to Sanmina Corporation.
         4.13           Form of Warrant for the purchase of 40,000 shares of common stock issued to Shaw Pittman Potts & Trowbridge.
         4.14           Form of Unsecured Promissory Note, issued on February 4,
                        1999 to various subscribers in a private placement
                        (Incorporated by reference to Exhibit 4.14 forming a part of the Registrant's Registration Statement on Form SB-2 (File
                        No. 333-72429) filed with the Securities and Exchange
                        Commission under the Securities Act of 1933, as amended (the
                        "1999 SB-2").
        10.1*           1994 Stock Option Plan (Incorporated by reference to Exhibit
                        10.1 forming a part of the 1997 SB-2).

        10.2*           1996 Stock Incentive Plan (Incorporated by reference to
                        Exhibit 10.2 forming a part of the 1997 SB-2).
        10.3            Form of Consulting Agreement by and between the Registrant and Barington Capital Group, L.P. (Incorporated by reference to Exhibit No. 10.4 forming a part of the 1997 SB-2).
        10.4            Letter Agreement, dated October 7, 1996, between Barington
                        Capital Group and the Registrant (Incorporated by reference to Exhibit No. 10.5 forming a part of Amendment No. 2 to the
                        1997 SB-2).
        10.5            Letter Agreement, dated December 5, 1995, by and among PVR
                        Securities, Inc., the Registrant, Steven A. Rogers and John
                        B. Torkelsen (Incorporated by reference to Exhibit No. 10.6 forming a part of Amendment No. 2 to the 1997 SB-2).
        10.6            Form of Stock Option Agreement, dated December 18, 1997, by and between the Registrant and Barington Capital Group, L.P.
                        (Incorporated by reference to Exhibit 10.8 forming a part of the Registrant's Annual Report on Form 10-KSB, as amended, for the year ended December 31, 1997).
        10.7            Subscription Agreement, dated as of July 1, 1998, by and
                        among the Registrant and certain Institutional Investors
                        (Incorporated by reference to Exhibit 4.1 forming a part of the July 8-K).
        10.8            Subscription Agreement, dated as of July 8, 1998, by and
                        among the Registrant and certain Investors (Incorporated by reference to Exhibit 4.2 forming a part of the July 8-K).
        10.9**          Strategic Alliance and Marketing Agreement between the
                        Registrant and Unisys Corporation, dated October 22, 1998.
        10.10           Letter of Intent, dated January 14, 1999, between Southeast
                        Research Partners, Inc. and the Registrant (Incorporated by
                        reference to Exhibit 10.10 forming a part of the 1999 Form
                        SB-2).
        10.11           Agency Agreement, dated as of January 25, 1999, between
                        Southeast Research Partners, Inc. and the Registrant
                        (Incorporated by reference to Exhibit 10.11 forming a part of the 1999 Form SB-2).
        10.12           Form of Subscription Agreement, dated January 25, 1999,
                        between the Registrant and certain Investors (Incorporated by reference to Exhibit 10.12 forming a part of the 1999
                        Form SB-2).
        10.13*          Employment Agreement, dated July 13, 1998, between the
                        Registrant and James F. Bunker (Incorporated by reference to
                        Exhibit 10.13 forming a part of the 1999 Form SB-2).
        10.14*          Employment Agreement between the Registrant and Steven A.
                        Rogers (Incorporated by reference to Exhibit 10.3 forming
                        part of Amendment No. 2 to the 1997 SB-2).
        10.15           Letter Agreement, dated January 12, 1999, between the
                        Registrant and Sanmina Corporation.
        10.16           Letter Agreement, dated January 21, 1999, between the
                        Registrant and Shaw Pittman Potts & Trowbridge.
        10.17           Form of Letter Agreement between the Registrant and the
                        holders of the Series B 5% Convertible Cumulative Preferred
                        Stock.
        10.18           Form of Letter Agreement between the Registrant and the
                        holders of 5% Convertible Debentures due 2003.
        11              Statement re: computation of per share earnings.
        21              Subsidiaries of the Registrant.
        23              Consent of PricewaterhouseCoopers LLP.
        27              Financial Data Schedule.

---------------
*   Management contract or compensatory plan or arrangement.
** Confidential portions omitted and supplied separately to the Securities and Exchange Commission.

(b) Reports on Form 8-K:

     Current Report on Form 8-K, dated October 26, 1998.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

Date: March 31, 1999
                                          OBJECTIVE COMMUNICATIONS, INC.
                                          (Registrant)

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

                     SIGNATURES                                    TITLE                    DATE
                     ----------                                    -----                    ----

                 /s/ JAMES F. BUNKER                   President and Chief Executive   March 31, 1999
-----------------------------------------------------  Officer, Chairman of the Board
                   James F. Bunker                     (Principal Executive Officer)

                 /s/ ROBERT H. EMERY                   Vice President of               March 31, 1999
-----------------------------------------------------  Administration and Finance and
                   Robert H. Emery                     Secretary (Principal Financial
                                                       and Accounting Officer)

               /s/ ANTHONY M. AGNELLO                  Director                        March 31, 1999
-----------------------------------------------------
                 Anthony M. Agnello

              /s/ EUGENE R. CACCIAMANI                 Director                        March 31, 1999
-----------------------------------------------------
                Eugene R. Cacciamani

                 /s/ MARC S. COOPER                    Director                        March 31, 1999
-----------------------------------------------------
                   Marc S. Cooper

              /s/ RICHARD S. FRIEDLAND                 Director                        March 31, 1999
-----------------------------------------------------
                Richard S. Friedland

                /s/ STEVEN A. ROGERS                   Director                        March 31, 1999
-----------------------------------------------------
                  Steven A. Rogers

                /s/ JOHN B. TORKELSEN                  Director                        March 31, 1999
-----------------------------------------------------
                  John B. Torkelsen

                                 EXHIBIT INDEX

         3.1            Second Amended and Restated Certificate of Incorporation of
                        the Registrant (Incorporated by reference to Exhibit 3.1
                        forming a part of the Registrant's Quarterly Report on Form
                        10-QSB, as amended by Amendment No. 1 to the Form 10-QSB on
                        Form 10-QSB/A, for the quarter ended June 30, 1998).
         3.2            Amended and Restated Bylaws of the Registrant (Incorporated
                        by reference to Exhibit 3.2 to the Registrant's Registration
                        Statement on Form SB-2 (File No. 333-20625) filed with the
                        Securities and Exchange Commission under the Securities Act of 1933, as amended (the "1997 SB-2")).
         3.3            Certificate of Designations of the Series B 5% Cumulative
                        Convertible Preferred Stock of the Registrant (Incorporated
                        by reference to Exhibit 4.10 forming a part of Amendment No.
                        1 to the Registrant's Registration Statement on Form S-3
                        (File No. 333-62971) filed with the Securities and Exchange
                        Commission under the Securities Act of 1933, as amended (the
                        "1998 S-3")).
         4.1            Form of Warrant for the purchase of shares of common stock, issued in connection with the private placement of
                        $2,000,000 aggregate principal amount of Bridge Notes
                        (Incorporated by reference to Exhibit 3.4 to the 1997 SB-2).
         4.2            Form of Warrant for the purchase of shares of common stock, issued in connection with the private placement of units in
                        June 1995 and August 1996 (Incorporated by reference to
                        Exhibit 3.5 to the 1997 SB-2).
         4.3            Form of Warrants for the purchase of 100,000 shares of
                        common stock, issued in connection with the private
                        placement of Series A Convertible Preferred Stock and
                        warrants in December 1996 and January 1997 (Incorporated by reference to Exhibit 3.7 to the 1997 SB-2).
         4.4            Form of Option for the purchase of 180,000 shares of common stock issued to Barington Capital Group, L.P. (Incorporated by reference to Exhibit 3.8 to the 1997 SB-2).
         4.5            Specimen certificate evidencing shares of common stock of
                        the Registrant (Incorporated by reference to Exhibit 4.2
                        forming a part of Amendment No. 2 to the 1997 SB-2).
         4.6            Form of 5% Convertible Debentures due 2003 of the Registrant
                        (Incorporated by reference to Exhibits 4.3 and 4.4 forming a part of the Registrant's Current Report on Form 8-K dated
                        July 1, 1998 and filed July 16, 1998 with the Securities and
                        Exchange Commission under the Securities Exchange Act of
                        1934, as amended (the "July 8-K")).
         4.7            Form of Warrants to be issued upon redemption of the 5%
                        Cumulative Convertible Debentures due 2003 of the Registrant
                        (Incorporated by reference to Exhibit 4.5 forming a part of the July 8-K).
         4.8            Specimen certificate evidencing shares of the Series B 5%
                        Cumulative Convertible Preferred Stock of the Registrant
                        (Incorporated by reference to Exhibit 4.9 forming a part of the 1998 S-3).
         4.9            Form of Warrant issued in connection with the Series B 5%
                        Cumulative Convertible Preferred Stock of the Registrant
                        (Incorporated by reference to Exhibit 4.11 forming a part of the 1998 S-3).
         4.10           Form of Senior Note issued to Sanmina Corporation by the
                        Registrant with a principal amount of $4,300,000.
         4.11           Form of Note issued to Shaw Pittman Potts & Trowbridge by
                        the Registrant with a principal amount of $375,000.
         4.12           Form of Warrant for the purchase of 275,000 shares of common stock issued to Sanmina Corporation.
         4.13           Form of Warrant for the purchase of 40,000 shares of common stock issued to Shaw Pittman Potts & Trowbridge.
         4.14           Form of Unsecured Promissory Note, issued on February 4,
                        1999 to various subscribers in a private placement
                        (Incorporated by reference to Exhibit 4.14 forming a part of the Registrant's Registration Statement on Form SB-2 (File
                        No. 333-72429) filed with the Securities and Exchange
                        Commission under the Securities Act of 1933, as amended (the
                        "1999 SB-2").
        10.1*           1994 Stock Option Plan (Incorporated by reference to Exhibit
                        10.1 forming a part of the 1997 SB-2).

        10.2*           1996 Stock Incentive Plan (Incorporated by reference to
                        Exhibit 10.2 forming a part of the 1997 SB-2).
        10.3            Form of Consulting Agreement by and between the Registrant and Barington Capital Group, L.P. (Incorporated by reference to Exhibit No. 10.4 forming a part of the 1997 SB-2).
        10.4            Letter Agreement, dated October 7, 1996, between Barington
                        Capital Group and the Registrant (Incorporated by reference to Exhibit No. 10.5 forming a part of Amendment No. 2 to the
                        1997 SB-2).
        10.5            Letter Agreement, dated December 5, 1995, by and among PVR
                        Securities, Inc., the Registrant, Steven A. Rogers and John
                        B. Torkelsen (Incorporated by reference to Exhibit No. 10.6 forming a part of Amendment No. 2 to the 1997 SB-2).
        10.6            Form of Stock Option Agreement, dated December 18, 1997, by and between the Registrant and Barington Capital Group, L.P.
                        (Incorporated by reference to Exhibit 10.8 forming a part of the Registrant's Annual Report on Form 10-KSB, as amended, for the year ended December 31, 1997).
        10.7            Subscription Agreement, dated as of July 1, 1998, by and
                        among the Registrant and certain Institutional Investors
                        (Incorporated by reference to Exhibit 4.1 forming a part of the July 8-K).
        10.8            Subscription Agreement, dated as of July 8, 1998, by and
                        among the Registrant and certain Investors (Incorporated by reference to Exhibit 4.2 forming a part of the July 8-K).
        10.9**          Strategic Alliance and Marketing Agreement between the
                        Registrant and Unisys Corporation, dated October 22, 1998.
        10.10           Letter of Intent, dated January 14, 1999, between Southeast
                        Research Partners, Inc. and the Registrant (Incorporated by
                        reference to Exhibit 10.10 forming a part of the 1999 Form
                        SB-2).
        10.11           Agency Agreement, dated as of January 25, 1999, between
                        Southeast Research Partners, Inc. and the Registrant
                        (Incorporated by reference to Exhibit 10.11 forming a part of the 1999 Form SB-2).
        10.12           Form of Subscription Agreement, dated January 25, 1999,
                        between the Registrant and certain Investors (Incorporated by reference to Exhibit 10.12 forming a part of the 1999
                        Form SB-2).
        10.13*          Employment Agreement, dated July 13, 1998, between the
                        Registrant and James F. Bunker (Incorporated by reference to
                        Exhibit 10.13 forming a part of the 1999 Form SB-2).
        10.14*          Employment Agreement between the Registrant and Steven A.
                        Rogers (Incorporated by reference to Exhibit 10.3 forming
                        part of Amendment No. 2 to the 1997 SB-2).
        10.15           Letter Agreement, dated January 12, 1999, between the
                        Registrant and Sanmina Corporation.
        10.16           Letter Agreement, dated January 21, 1999, between the
                        Registrant and Shaw Pittman Potts & Trowbridge.
        10.17           Form of Letter Agreement between the Registrant and the
                        holders of the Series B 5% Convertible Cumulative Preferred
                        Stock.
        10.18           Form of Letter Agreement between the Registrant and the
                        holders of 5% Convertible Debentures due 2003.
        11              Statement re: computation of per share earnings.
        21              Subsidiaries of the Registrant.
        23              Consent of PricewaterhouseCoopers LLP.
        27              Financial Data Schedule.

---------------
*   Management contract or compensatory plan or arrangement.
** Confidential portions omitted and supplied separately to the Securities and Exchange Commission.