Form 10KSB/A
period 1998-12-31
OBJECTIVE COMMUNICATIONS INC
filed 1999-05-13
CIK 944310

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------


                                 FORM 10-KSB/A



                        AMENDMENT NO. 1 TO ANNUAL REPORT

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

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     This amendment to the Annual Report of Objective Communications, Inc. (the "Company") on Form 10-KSB/A is being filed to reflect the amendment and restatement of the following items in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 1999: Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations; Item 7, Financial Statements; and Item 13, Exhibits, Lists and Reports on Form 8-K. Share information and per share price information in this Form 10-KSB/A give effect to a one share for seven shares reverse stock split of the issued and outstanding common stock of the Company effected on April 14, 1999.



ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     You should read the following discussion in conjunction with our audited financial statements and notes thereto which are included elsewhere in this Form 10-KSB.

OVERVIEW


     Objective Communications was formed in 1993 to design, develop and market a full motion, high resolution, cost-effective video network system, the VidPhone system. Users of the VidPhone video network system can view broadcast video and participate in multi-party video conferences. With the introduction of Release
1.5 of our VidPhone software, which we expect to occur in the second quarter of 1999, users also will be able to retrieve and view stored video on demand. Our VidPhone system distributes video to and from desktop or laptop personal computers and conference rooms configured with a VidPhone station, over the same wiring used by the telephone.


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


     Our first commercial VidPhone system included Release 1.4 of our VidPhone software. Release 1.4 enabled certain features of the VidPhone system, including ATM and enhanced ISDN wide area connectivity. Release 1.5, which we expect to introduce in the second quarter of 1999, will add additional features to our VidPhone system, including the VidServer and the VidPhone gateways. We expect that the VidServer will permit VidPhone users access to and control of stored video on demand and that the VidPhone gateways will permit VidPhone systems or a VidPhone system and another vendor's video network to be connected across a wide area network. With the introduction of Release 1.5, our VidPhone system will offer a complete video network system providing the following video functions to users: broadcast video, videoconferencing, and retrieval of stored video on demand.


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


     We require additional financing for our operations. To date, we have financed operations principally through public and private sales of debt and equity. In July 1998, we raised $3.125 million in gross proceeds from the private placement of 5% convertible debentures. In August 1998, we completed a private placement of preferred stock and warrants, from which we received $1.15 million in gross proceeds. We used the proceeds of both financings for working capital and general corporate purposes. However, at December 31, 1998, we had essentially no cash remaining from which to fund operations. In February 1999, we completed a private placement of $2,850,000 of unsecured promissory notes and 162,844 shares of common stock, from which we received net proceeds of approximately $2,430,000. We are using the net proceeds from the offering for working capital and general corporate purposes, including using approximately $560,000 to repay certain outstanding accounts payable. Before completing the February 1999 private placement, we were able to pay only those expenses that were essential to continue operations. We financed those payments, in part, with advances of $125,000 from our executive officers. Since completing the February 1999 private placement, we have continued to monitor payments carefully. We estimate that our current cash will be sufficient to fund operations only until we complete our proposed $15,000,000 public offering, which is expected to occur in the second quarter of 1999.


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


     We believe that the VidPhone system is not susceptible to Y2K problems because the VidPhone system does not contain an internal clock. We also have evaluated whether equipment and software that we use or that is embedded in the VidPhone system is Y2K compliant. Our evaluation consisted principally of securing certifications from each of the vendors of these products that their product is Y2K compliant and we did not independently assess whether a product has Y2K problems. With respect to our internal IT infrastructure, including the commercial financial software that we use, we have also obtained certifications that the products that we use are Y2K compliant.


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


     Research and Development. Research and development expenses increased significantly to $11,488,000 in 1998, from $6,219,000 in the prior year, an increase of $5,269,000, or 85%. Of the increase, $2,342,000 was attributable to higher staffing costs as we added a significant number of product development personnel during the first half of 1998. Product development staffing costs declined during the second half of 1998, as we reduced personnel as part of our overall cost-reduction plan. Of the overall increase in research and development costs, $1,705,000 was due to increased materials costs, again primarily in the first half of 1998. We also incurred approximately $610,000 in additional costs in 1998 related to the increased use of facilities and information technology, representing a 139% increase over 1997. In addition, equipment and equipment rental costs to support research and development increased to $544,000 in 1998, compared to $187,000 in 1997, an increase of approximately $357,000, or 191%. Computer and software costs increased to $215,000 in 1998 from $91,000 in 1997, an increase of $124,000, or 136%.



     Selling, General, and Administrative Expenses. Selling, general and administrative expenses increased significantly to $9,015,000 in 1998 from $4,335,000 in 1997, an increase of $4,680,000, or 108%. Staffing-related costs increased to $3,798,000 in 1998 from $1,927,000 in 1997, an increase of $1,871,000, or 97%. Of this increase, $2,075,000 was attributable to additional sales and marketing staff, offset by a reduction of $204,000 in general and administrative staffing costs. General and administrative staffing costs declined in 1998 compared to 1997 because we had a one-time, non-cash compensation charge of $340,000 in 1997 related to a warrant exchange transaction. Costs associated with the use of consultants and other professional services increased during 1998 relative to 1997 by $767,000, or 123%. Of that increase, $564,000 was attributable to non-cash charges associated with granting options to an investment banking firm in December 1997. Sales and marketing costs increased significantly during 1998 compared to 1997 as we introduced the first commercial version of our VidPhone system. Advertising and promotion costs, including installations of demonstration equipment at potential customer or reseller sites and attendance at trade shows (exclusive of travel expenses) increased to $1,085,000 in 1998, representing an approximately 258% increase over 1997. In January 1999, we sold furniture and equipment to a third party in connection with our relinquishment of a lease on excess space in Portsmouth, New Hampshire. The loss on the sale of this equipment and on the abandonment of leasehold improvements was an estimated $195,000, which was accrued in 1998. We did not record any similar charge in 1997. Allocated costs related to facilities and information technology infrastructure also increased to $580,000 in 1998 from $407,000 in 1997, an increase of $173,000, or 43%. This increase primarily is due to significantly higher telephone costs in 1998, as we increased the testing of the VidPhone system over ISDN lines, and higher personnel costs and uncapitalized equipment in our information technology department. Recruiting and relocation costs declined in 1998 by approximately $190,000 to approximately $203,000. The higher level of such costs in 1997 was associated with the move of the Company's headquarters.


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


     Interest Expense. We incurred approximately $203,000 in net interest expense for the year ended December 31, 1997 compared to approximately $404,000 in net interest expense for the year ended December 31, 1996. Interest income of approximately $272,000 was earned in 1997, principally derived from the invested proceeds of our initial public offering completed in April 1997 and the follow-on offering completed in November 1997 (the "Follow-on Offering"). Interest expense in 1997 included a write-off of approximately $385,000 of unamortized debt discount representing the fair value of warrants we issued to holders of notes issued in connection with a financing completed in November 1996.


     Net Loss. As a result of the foregoing factors, the net loss increased by approximately $8.9 million, or 330%, to approximately $11.6 million for the year ended December 31, 1997 from approximately $2.7 million during the year ended December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES


     We incurred cumulative losses aggregating approximately $39.1 million from inception through December 31, 1998. We expect to continue to incur additional operating losses for the foreseeable future, principally as a result of expenses associated with our product development efforts and anticipated sales, marketing and general and administrative expenses. During 1998, we satisfied our cash requirements principally from the proceeds of the Follow-on Offering and approximately $3.1 million of net proceeds from the issuance of the 5% convertible debentures and approximately $1.1 million of proceeds from the issuance of the Series B preferred stock. In June 1998, we sold to the Portsmouth Development Authority ("PDA") certain leasehold improvements that we had made to our principal office building. We received approximately $1.5 million from the sale, but we also are obligated to pay higher rental costs on our current headquarters in the future as a result of the transaction. Our primary uses of cash have been to fund research and development, sales, general and administrative expenses, and to build inventory levels to support future sales.


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


     To date, we have not generated substantial revenues from the sale of our product. We did not earn any revenues in 1997, and recognized only $765,617 in revenues in 1998. We have suffered recurring losses from operations, have recurring negative cash flows from operations and an accumulated deficit and the report of our independent accountants on our financial statements included elsewhere in this prospectus includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. Our financial statements included elsewhere in this Form 10-KSB do not include any adjustments that might result from the outcome of this uncertainty.



     At December 31, 1998, we had essentially no cash from which to fund operations. In February 1999, we completed a private placement of $2,850,000 in aggregate principal amount of unsecured promissory notes and 162,844 shares of common stock. We received net proceeds of approximately $2,430,000 from the February 1999 private placement. Before completing that private placement, we were able to pay only those expenses that were essential to continue operations. Based upon our current plan of operations, we believe that our existing resources will be sufficient to fund operations only until we complete our proposed public offering. As a result of our liquidity problems, we have not paid many of our creditors, including trade creditors, on a timely basis and remain in default on a number of significant overdue obligations. Some of these creditors have instituted or threatened to institute legal proceedings against us to obtain repayment of these debts. If we continue not paying our debts as they become due, it is likely that other creditors will take legal action against us and that other firms may refuse to sell the products and services we need to continue operations. We anticipate that our proposed public offering will be completed in the second quarter of 1999. We estimate that the net proceeds from that offering will be sufficient to fund our operations for approximately 12 months.


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


NEW ACCOUNTING PRONOUNCEMENTS


     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires computer software costs associated with internal use software to be charged to operations as incurred until certain capitalization criteria are met. SOP 98-1 is effective beginning January 1, 1999. We plan to adopt this method of accounting in January 1999.



     In April 1998, the Accounting Standards Executive Committee issued Statement of Position No. 98-5, "Reporting on the Costs of Start-up Activities." This statement provides guidance in the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. The statement is effective for fiscal years beginning after December 15, 1998. Adoption of this standard will not have a material impact our financial results.



     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Adoption of this standard will not have a material impact our financial results.


INFLATION

     The impact of inflation on our business has been insignificant to date, and we believe that it will continue to be insignificant for the foreseeable future.

ITEM 7.  FINANCIAL STATEMENTS


                                                              PAGE
                                                              ----
Report of Independent Accountants...........................    9
Balance Sheets as of December 31, 1996, 1997 and 1998.......   10
Statements of Operations for the years ended December 31,
  1996, 1997 and 1998 and for the period October 5, 1993
  (date of inception) to December 31, 1998..................   11
Statements of Changes in Stockholders' Equity (Deficit) for
  the period October 5, 1993 (date of inception) to December
  31, 1998..................................................   12
Statements of Cash Flows for the years ended December 31,
  1996, 1997 and 1998 and for the period October 5, 1993
  (date of inception) to December 31, 1998..................   14
Notes to Financial Statements...............................   16

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


Boston, Massachusetts
February 26, 1999, except for
Note 14, as to which the
date is April 14, 1999


                                                      PricewaterhouseCoopers LLP

                         OBJECTIVE COMMUNICATIONS, INC.
                        (A Development Stage Enterprise)

                                 BALANCE SHEETS


                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1997            1998
                                                              ------------    ------------
                                          ASSETS
Current assets:
Cash and cash equivalents...................................  $18,199,434     $      8,532
Account receivable, less allowance for doubtful accounts
  of $22,246 in 1998........................................           --          184,670
Inventory...................................................    1,700,935        5,793,801
Other current assets........................................      675,289          250,709
                                                              -----------     ------------
Total current assets........................................   20,575,658        6,237,712
Property and equipment, net.................................    2,306,048        3,096,752
Trademarks and patents, less accumulated amortization of
  $11,220 and $22,660 in 1997 and 1998, respectively........      108,475          200,204
Other assets................................................       92,519           88,321
                                                              -----------     ------------
                                                              $23,082,700     $  9,622,989
                                                              ===========     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Notes payable...............................................  $        --     $    125,543
Subordinated convertible debentures.........................           --        3,200,674
Accounts payable............................................    3,077,723        6,748,538
Deferred revenue............................................      133,180           40,000
Accrued liabilities.........................................      752,018          841,526
Obligations under capital lease, current portion............      190,454          187,220
                                                              -----------     ------------
Total current liabilities...................................    4,153,375       11,143,501
Obligations under capital lease.............................       57,196           76,008
COMMITMENTS (Notes 6 and 13)
Stockholders' equity (deficit):
Series B Convertible Preferred Stock, par value $.01,
  954,545 shares authorized; none and 209,091 issued and
  outstanding at December 31, 1997 and 1998, respectively...           --        1,173,958
Common stock, par value $.01, 30,000,000 shares authorized;
  810,978 and 820,147 issued and outstanding at December 31,
  1997 and 1998, respectively...............................        8,110            8,201
Additional paid-in capital..................................   36,009,125       36,770,004
Deficit accumulated during development stage................  (17,145,106)     (39,548,683)
                                                              -----------     ------------
Total stockholders' equity (deficit)........................   18,872,129       (1,596,520)
                                                              -----------     ------------
                                                              $23,082,700     $  9,622,989
                                                              ===========     ============


   The accompanying notes are an integral part of these financial statements.

                         OBJECTIVE COMMUNICATIONS, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS


                                                                                       FOR THE PERIOD
                                           FOR THE YEARS ENDED DECEMBER 31,           OCTOBER 5, 1993
                                       -----------------------------------------   (DATE OF INCEPTION) TO
                                          1996           1997           1998         DECEMBER 31, 1998
                                       -----------   ------------   ------------   ----------------------
Revenues-net.........................  $    81,375   $         --   $    765,617        $  1,261,277
Cost of sales........................       62,353             --        544,853             794,228
                                       -----------   ------------   ------------        ------------
                                            19,022             --        220,764             467,049
Operating expenses:
Research and development.............    1,106,901      6,218,637     11,488,262          20,211,652
Selling, general and
  administrative.....................    1,043,553      4,334,754      9,015,437          15,620,059
Depreciation and amortization........      158,714        829,462      2,240,878           3,293,114
                                       -----------   ------------   ------------        ------------
Total operating expenses.............    2,309,168     11,382,853     22,744,577          39,124,825
                                       -----------   ------------   ------------        ------------
Loss from operations.................   (2,290,146)   (11,382,853)   (22,523,813)        (38,657,776)
Interest (income)
  expense, net.......................      404,290        203,441       (120,236)            484,010
                                       -----------   ------------   ------------        ------------
Net loss.............................   (2,694,436)   (11,586,294)   (22,403,577)       $(39,141,786)
                                       -----------   ------------   ------------        ============
Cumulative Series B dividend.........           --             --        (23,958)
                                       -----------   ------------   ------------
Net loss attributable to common
  stockholders.......................  $(2,694,436)  $(11,586,294)  $(22,427,535)
                                       ===========   ============   ============
Net loss per common share -- basic
  and diluted........................  $     (5.23)  $     (19.90)  $     (27.45)
                                       ===========   ============   ============
Weighted average shares outstanding
  -- basic and diluted...............      515,376        582,307        816,972
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

                         OBJECTIVE COMMUNICATIONS, INC.
                        (A Development Stage Enterprise)

            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
    FOR THE PERIOD OCTOBER 5, 1993 (DATE OF INCEPTION) TO DECEMBER 31, 1998


                                                                                     DEFICIT
                                                                      SERIES B     ACCUMULATED
                                                                     CONVERTIBLE      DURING
                                         COMMON      ADDITIONAL       PREFERRED    DEVELOPMENT
                              SHARES      STOCK    PAID-IN CAPITAL      STOCK         STAGE          TOTAL
                             ---------   -------   ---------------   -----------   ------------   ------------
Balance, October 5, 1993...         71   $     1     $       999     $       --    $         --   $      1,000
Net loss...................         --        --              --             --          (4,521)        (4,521)
Balance, December 31,
  1993.....................         71         1             999             --          (4,521)        (3,521)
Stock dividend.............    185,644     1,856          11,139             --         (12,995)            --
Issuance of common stock at
  $14/share................     24,429       244         341,756             --              --        342,000
Issuance of common stock at
  $14/share (issued in
  exchange for services)...      2,380        24          33,310             --              --         33,334
Issuance of common stock at
  $42/share................      6,429        64         269,936             --              --        270,000
Expenses associated with
  issuance of common
  stock....................         --        --         (47,418)            --              --        (47,418)
Issuance of common stock at
  $18.76/share (issued in
  exchange for services)...      1,196        12          22,488             --              --         22,500
Net loss...................         --        --              --             --        (406,842)      (406,842)
                             ---------   -------     -----------                   ------------   ------------
Balance, December 31,
  1994.....................    220,149     2,201         632,210             --        (424,358)       210,053
Issuance of common stock at
  $42/share................     15,952       160         669,840             --              --        670,000
Expenses associated with
  issuance of common
  stock....................         --        --         (81,389)            --              --        (81,389)
Notes payable converted to
  commons stock at
  $42/share................      8,386        84         352,139             --              --        352,223
Net loss...................         --        --              --             --      (2,046,116)    (2,046,116)
                             ---------   -------     -----------                   ------------   ------------
Balance, December 31,
  1995.....................    244,487     2,445       1,572,800             --      (2,470,474)      (895,229)
Exercise of common stock
  options at $14/share.....      1,428        14          19,986             --              --         20,000
Issuance of common stock at
  $42/share................     25,024       250       1,053,733             --              --      1,053,983
Expenses associated with
  issuance of common
  stock....................         --        --        (166,936)            --              --       (166,936)
Interest expense incurred
  for issuance of
  warrants.................         --        --         907,789             --              --        907,789
Net loss...................         --        --              --             --      (2,694,436)    (2,694,436)
                             ---------   -------     -----------     ----------    ------------   ------------
Balance, December 31,
  1996.....................    270,939     2,709       3,387,372             --      (5,164,910)    (1,774,829)
Issuance of common stock
  pursuant to warrant
  exchange agreement.......     23,610       236         660,832             --        (320,902)       340,166
Reversal of interest
  expense upon surrender of
  Bridge Warrants..........         --        --        (201,000)            --              --       (201,000)

                                                                                     DEFICIT
                                                                      SERIES B     ACCUMULATED
                                                                     CONVERTIBLE      DURING
                                         COMMON      ADDITIONAL       PREFERRED    DEVELOPMENT
                              SHARES      STOCK    PAID-IN CAPITAL      STOCK         STAGE          TOTAL
                             ---------   -------   ---------------   -----------   ------------   ------------
Shares issued in connection
  with initial public
  offering, net of
  expenses.................    295,714     2,957       9,349,122             --              --      9,352,079
Conversion of Redeemable
  Series A Convertible
  Preferred Stock to common
  stock....................     71,429       714       1,809,929             --              --      1,810,643
Exercise of warrants.......      6,429        64          29,936             --              --         30,000
Shares issued in connection
  with secondary public
  offering, net of
  expenses.................    142,857     1,430      20,899,934             --              --     20,901,364
Interest expense incurred
  for issuance of
  warrants.................         --        --          73,000             --         (73,000)            --
Net loss...................         --        --              --             --     (11,586,294)   (11,586,294)
                             ---------   -------     -----------     ----------    ------------   ------------
Balance, December 31,
  1997.....................    810,978     8,110      36,009,125             --     (17,145,106)    18,872,129
Exercise of warrants.......      8,839        88         205,849             --              --        205,937
Exercise of common stock
  options at
  $48.38/share.............        330         3          15,301             --              --         15,304
Compensation expense
  related to options
  granted to financial
  advisor..................         --        --         563,687             --              --        563,687
Issuance of Series B
  Convertible Preferred
  Stock....................         --        --              --      1,150,000              --      1,150,000
Dividend...................         --        --         (23,958)        23,958              --             --
Net loss...................         --        --              --             --     (22,403,577)   (22,403,577)
                             ---------   -------     -----------     ----------    ------------   ------------
Balance, December 31,
  1998.....................    820,147   $ 8,201     $36,770,004     $1,173,958    $(39,548,683)  $ (1,596,520)
                             =========   =======     ===========     ==========    ============   ============


   The accompanying notes are an integral part of these financial statements.

                         OBJECTIVE COMMUNICATIONS, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS

                                                                                       FOR THE PERIOD
                                           FOR THE YEARS ENDED DECEMBER 31,            OCTOBER 5,1993
                                      ------------------------------------------   (DATE OF INCEPTION) TO
                                          1996           1997           1998         DECEMBER 31, 1998
                                      ------------   ------------   ------------   ----------------------
Cash flows from operating
  activities:
Net loss............................  $ (2,694,436)  $(11,586,294)  $(22,403,577)       $(39,141,786)
Adjustments to reconcile net loss to
  net cash used in operating
  activities:
Depreciation........................       109,025        614,467      2,229,437           3,016,989
Amortization........................        49,689        214,995         11,440             276,124
Interest expense related to issuance
  of warrants.......................       321,789        385,000             --             706,789
Interest accrued on debentures......            --             --         75,674              75,674
Non-cash compensation expense.......            --        340,166        563,687             903,853
Stock issued in exchange for
  services rendered.................            --             --             --              55,834
Other non-cash charges..............            --             --         18,819              18,819
Changes in operating assets and
  liabilities:
Accounts receivable.................       (19,385)        84,855       (184,670)           (184,670)
Other current assets................      (166,792)      (496,913)       654,643             (20,646)
Inventory...........................      (335,105)    (1,689,140)    (4,125,091)         (5,826,026)
Other assets........................            --        (87,852)         4,198             (83,654)
Trademarks and patents..............       (19,595)       (81,202)      (103,169)           (222,864)
Accounts payable....................      (324,937)     2,687,285      3,710,956           6,788,679
Deferred revenues...................            --        133,180        (93,180)             40,000
Accrued liabilities.................       163,038        488,642         89,508             841,526
                                      ------------   ------------   ------------        ------------
     Net cash used in operating
       activities...................    (2,916,709)    (8,992,811)   (19,551,325)        (32,755,359)
Cash flows from investing
  activities:
Purchase of property and
  equipment.........................      (116,892)    (2,036,190)    (3,763,231)         (6,455,724)
  Sale of other fixed assets........            --             --          5,000               5,000
Sale of leasehold improvements......            --             --      1,470,000           1,470,000
                                      ------------   ------------   ------------        ------------
     Net cash used in investing
       activities...................      (116,892)    (2,036,190)    (2,288,231)         (4,980,724)
                                      ------------   ------------   ------------        ------------
Cash flows from financing
  activities:
  Net proceeds from the issuance of
     Series A preferred stock.......       848,440        962,203             --           1,810,643
  Net proceeds from the issuance of
     Series B preferred stock.......            --             --      1,150,000           1,150,000
  Net proceeds from the issuance of
     common stock...................       887,047     30,253,443             --          32,294,683

                                                                                       FOR THE PERIOD
                                           FOR THE YEARS ENDED DECEMBER 31,            OCTOBER 5,1993
                                      ------------------------------------------   (DATE OF INCEPTION) TO
                                          1996           1997           1998         DECEMBER 31, 1998
                                      ------------   ------------   ------------   ----------------------
  Net proceeds from the exercise of
     stock options..................        20,000             --         15,304              35,304
  Net proceeds from the exercise of
     warrants.......................            --         30,000        205,937             235,937
  Net proceeds from the issuance of
     debentures.....................            --             --      3,125,000           3,125,000
  Net proceeds from the issuance of
     notes payable..................     2,300,000             --             --           2,550,000
  Repayments of notes payable.......      (250,000)    (2,300,000)      (144,661)         (2,694,661)
  Proceeds from the issuance of
     notes payable to related
     parties........................       170,000             --             --             716,223
  Repayments of notes payable to
     related parties................      (135,000)      (199,000)            --            (364,000)
  Debt issuance costs...............      (258,131)            --             --            (258,131)
  Principal payments on capital
     leases.........................       (12,005)      (141,452)      (702,926)           (856,383)
                                      ------------   ------------   ------------        ------------
     Net cash provided by financing
       activities...................     3,570,351     28,605,194      3,648,654          37,744,615
                                      ------------   ------------   ------------        ------------
Net increase (decrease) in cash and
  cash equivalents..................       536,750     17,576,193    (18,190,902)              8,532
Cash and cash equivalents, at
  beginning of year.................        86,491        623,241     18,199,434                  --
                                      ------------   ------------   ------------        ------------
Cash and cash equivalents, at end of
  year..............................  $    623,241   $ 18,199,434   $      8,532        $      8,532
                                      ============   ============   ============        ============
Supplemental disclosure of cash flow
  information:
Interest paid.......................  $     57,628   $    115,739   $     94,272        $    280,777
Supplemental disclosure of non-cash
  investing and financing
  activities:
     Conversion of notes
       payable-related parties and
       Accrued interest into common
       stock........................            --             --             --        $    352,223
     Capital lease obligations......  $     53,158   $    347,950   $    718,504        $  1,119,612
     Reclassification of inventory
       to fixed assets..............            --   $    354,304   $     32,225        $     32,225
     Current asset financed by
       issuance of note payable.....            --             --   $    230,063        $    230,063
     Dividend on preferred stock....                                $     23,958        $     23,958
     Accounts payable transferred to
       notes payable................                                $     40,141        $     40,141

   The accompanying notes are an integral part of these financial statements.

                         OBJECTIVE COMMUNICATIONS, INC.



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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


     To date, the Company has not generated substantial revenues from the sale of its products and services. The Company did not earn any revenues from the sale of products or services during 1997, and recognized only $765,617 in revenues from the sale of products during 1998. The Company has suffered recurring losses from operations, has recurring negative cash flow from operations and an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. The Financial Statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has required substantial funding through debt and equity financings since its inception to complete its development plans and commence full-scale operations. At December 31, 1998, the Company had essentially no cash from which to fund operations. In February 1999, the Company completed a private placement of $2,850,000 of unsecured promissory notes and 162,844 shares of common stock, from which the Company received net proceeds of approximately $2,430,000. Before completing the February 1999 private placement, the Company was able to pay only those expenses that were essential to continue operations. The Company estimates that the net proceeds from the private placement will fund operations only through April 1999. Those net proceeds are not sufficient to fund the continued development of the VidPhone system or any expansion of the Company's business operations. As a result of these liquidity problems, the Company has not paid many of its creditors, including trade creditors, on a timely basis and remains in default on a number of significant overdue obligations. Some of these creditors have instituted or threatened to institute legal proceedings against the Company to obtain repayment of these debts. If the Company continues not paying its debts as they become due, it is likely that other creditors will take legal action against the Company and that other firms will refuse to sell the products and services the Company need to continue operations. In February 1999, the Company announced that it had filed a registration statement relating to a proposed $15,000,000 underwritten offering of common stock. The Company anticipates that the public offering will be completed in the second quarter of 1999; however, its ability to complete the offering, the timing of the offering and its terms are subject to a number of conditions, some of which are beyond its control, including market conditions. There can be no assurance that the Company will complete the public offering. If the Company is not successful in securing additional financing, the Company will be forced to consider alternative methods of maximizing shareholder value, which could include sales of the Company's assets, a sale of the Company, workout alternatives, or bankruptcy.



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

                         OBJECTIVE COMMUNICATIONS, INC.

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

                         OBJECTIVE COMMUNICATIONS, INC.

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


NET LOSS PER COMMON SHARE



     The Company computes basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share". Net loss per common share is based on the weighted average number of common shares and dilutive common share equivalents outstanding during the periods presented. Basic earnings (loss) per share are calculated by dividing net income
(loss) by the weighted average shares outstanding. Diluted earnings (loss) per share reflect the dilutive effect of stock options, warrants, convertible preferred stock, and convertible debentures and are presented only if the effect is not anti-dilutive. As the Company incurred losses for all periods, there is no difference between basic and diluted earnings per share. Had options, warrants and convertible preferred stock been included in the computation, shares for the diluted computation would have increased by 283,786 and 397,026 as of December 31, 1997 and 1998, respectively. The convertible debentures would also be included in the diluted computation based on the conversion calculation in note 9. See note 10, Subsequent Events, with regards to shares issued subsequent to year-end.



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

                         OBJECTIVE COMMUNICATIONS, INC.

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
                                                              ==========    ==========


5.   SALE OF LEASEHOLD IMPROVEMENTS



     In the fourth quarter of 1997, the Company reached an agreement with the Portsmouth Development Authority ("PDA") to enter into a lease agreement for additional office space and, in exchange for a favorable rental rate, the Company agreed to fund significant improvements to the facility. Through June 1998 the Company had invested in excess of $1.8 million in improvements to the new offices. In June 1998, the Company and the PDA modified the previous agreement in that the PDA agreed to purchase $1,470,000 of the leasehold improvements in consideration of the Company's agreement to adjust the previously agreed

                         OBJECTIVE COMMUNICATIONS, INC.

rental rate to a market rate. In June 1998, the Company received the proceeds from the sale, less accrued rent of $83,870.


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

                         OBJECTIVE COMMUNICATIONS, INC.

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


8.   NOTES PAYABLE



     During 1995 and 1996, the Company borrowed $224,000 and $170,000, respectively, from various stockholders of the Company. The loans accrued interest at 7% per annum and were payable, along with all accrued interest, upon demand. In connection with the loans made in 1995, the Company issued warrants to purchase common stock equal to the principal balance of the loans divided by $42.00 per share, for an aggregate of 5,333 warrants. The exercise price of these warrants was $56.00 per share. In June 1995, one of the lenders converted a $30,000 loan plus accrued interest into 715 shares of common stock.


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


     In August 1996, the Company borrowed $300,000 from an investment company. The loan bore interest at the NationsBank prime rate plus 1.5% per annum, adjusted quarterly beginning September 30, 1996. Interest was payable semi-annually in arrears on the last day of January and August of each year, commencing January 31, 1997. The full balance of this note was due and payable on the earlier of: (1) August 14, 1997, or (2) the closing date of an initial public offering of securities of the Company. In consideration for this loan, the Company issued to the lender warrants to purchase 4,821 shares of the Company's common stock at an initial exercise price of $62.30 per share. Each time the Company declared a stock split or dividend, sold previously unissued shares, or issued additional options, warrants or rights to purchase shares of the Company's common stock, the Company applied a formula, pursuant to the terms of the warrant, to determine if the number of warrants and the exercise price thereof was required to be adjusted. As of

                         OBJECTIVE COMMUNICATIONS, INC.

December 31, 1996, the number of shares subject to the warrant pursuant to the loan agreement was 6,107 at an exercise price of $49.21.



     In November 1996, the underwriter of the Company's proposed initial public offering of common stock (IPO) placed $2,000,000 in bridge notes of the Company to provide the Company with operating capital until the time of the expected closing of the IPO. The bridge notes were collateralized by substantially all of the assets of the Company. The bridge notes were due and payable upon the earliest of the closing of the IPO, twelve months from the date of issuance, or the closing of a series of sales of securities of the Company with aggregate gross proceeds of at least $2,000,000, and the notes bore interest at the rate of 10% per annum, due and payable quarterly, beginning January 1, 1997. The notes were issued to a total of 38 investors, in three tranches: (1) $1,025,000 as of October 18, 1996, (2) $400,000 as of November 8, 1996, and (3) $575,000 as
of November 22, 1996. The individual note holders were also issued warrants to purchase an aggregate of 71,428 shares of the Company's common stock at an exercise price of $23.10 per share. These fee warrants were to be forfeited upon the completion of the Company's initial public offering. Based on an analysis utilizing the Black-Scholes option-pricing model giving consideration to the features of the warrants and the external economic environment provided by an independent valuation firm, the Company estimated that the fair value of the warrants issued in connection with these debt financings was approximately $782,000. This aggregate amount has been recorded as a discount against the related notes payable and an increase to additional paid-in-capital. The discount against the related notes payable was to be amortized to interest expense over the terms of the related notes. As of December 31, 1996, approximately $196,000 had been amortized to interest expense. The effective interest rate of the bridge notes is 43.3% per annum based on the 10% stated interest rate pursuant to the bridge notes and the fair value of the 71,428 warrants that were originally issued in connection with the notes.


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

9.   5% CUMULATIVE CONVERTIBLE DEBENTURES DUE 2003


     In July 1998, the Company completed a private placement of 5% Cumulative Convertible Debentures due 2003 ("5% Convertible Debentures") with certain institutional, affiliated and other investors, from which it received gross proceeds of approximately $3.125 million. Interest thereon accrues daily and is payable quarterly in arrears, payable in cash or, at the Company's option, by increasing the principal amount of the 5% Convertible Debentures. For the year ended December 31, 1998, the Company elected to pay the interest due at that date by increasing the principal amount by approximately $76,000. The 5% Convertible Debentures are senior in right of payment to substantially all existing and future indebtedness of the Company and the Company's equity securities. The Company sold and issued such securities in reliance on an exemption from registration provided by Section 4(2) of the Securities Act of 1933, Regulation D and Rule 506.


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

                         OBJECTIVE COMMUNICATIONS, INC.

effective as of the date of the occurrence of certain "Triggering Events", as defined in such debenture, and the holder shall be entitled to receive a redemption price per $100 principal amount of 5% Convertible Debentures being redeemed equal to 130% of the principal amount of the 5% Convertible Debentures, plus accrued and unpaid interest.


     Subject to the contractual agreement described below, the holders of the debentures may, in whole or in part, convert the 5% Convertible Debentures into shares of common stock at any time. The original terms of the debentures provide that the conversion rate of the 5% Convertible Debentures is determined by dividing the principal amount of the 5% Convertible Debentures plus any accrued and unpaid interest by a conversion price equal to the lesser of (i) the fixed conversion price of $76.09, or (ii) a floating conversion price equal to the average of the three lowest closing prices of the Common Stock on its principal exchange during the 12 trading days immediately preceding the date upon which the Company is notified of such conversion. The number of shares of Common Stock issuable upon conversion of the 5% Convertible Debentures is subject to adjustment in certain events, including without limitation a reclassification, reorganization or exchange of the Company's Common Stock.



     On or after July 8, 2003, the Company has the option to cause the outstanding 5% Convertible Debentures to be automatically converted to shares of Common Stock pursuant to the Conversion Rate, as defined in such debenture, or to redeem all outstanding 5% Convertible Debentures at a redemption price equal to the principal amount of the 5% Convertible Debentures plus any accrued and unpaid interest thereon. As a condition precedent to the consummation of a private placement of units (consisting of unsecured promissory notes and common stock) completed in February 1999, the Company entered into an agreement with the holders of the convertible debentures, including the directors and executive officers affiliated with the Company, amending certain terms of those securities. In particular, each of the holders of the 5% Convertible Debentures agreed that: (i) it would not exercise its right to convert the 5% Convertible Debentures to common stock until the date on which the Company completes a public or private equity financing with gross proceeds of not less than $8 million (a "qualified financing"); (ii) upon the closing of a qualified financing, the principal amount of and accrued and unpaid interest on the convertible debentures will automatically convert into the securities issued in the qualified financing at a conversion price equal to the lesser of (A) $17.50 per share, or (B) 75% of the price at which the securities are sold in the qualified financing and that the anti-dilution provisions of the convertible debentures would be inapplicable to the conversion; and (iii) it waives any default by the Company with respect to the obligation to register or maintain the effectiveness of a registration statement for the shares of common stock issuable upon conversion of the 5% Convertible Debentures. The holders of the 5% Convertible Debentures also agreed to hold the shares of common stock issued upon conversion of the 5% Convertible Debentures for at least 12 months following the effective date of the registration statement that relates to the qualified financing. The Company also agreed to include the shares of common stock issuable upon conversion of the 5% Convertible Debentures in the registration statement filed with the Securities and Exchange Commission relating to the qualified financing. The Company currently has outstanding $3.125 million original principal amount of 5% Convertible Debentures. If the proposed public offering of common stock by the Company is completed, the 5% Convertible Debentures will automatically convert into common stock upon consummation of that offering.



10. CAPITAL STOCK TRANSACTIONS



COMMON STOCK



     The Company was initially capitalized in the amount of $1,000 by the issuance of 71 shares of common stock, par value $.01. On June 28, 1994, the Company filed a Certificate of Amendment of Certificate of Incorporation increasing the authorized shares to 10,000,000.



     On June 28, 1994, the Company issued a stock dividend of 185,644 shares to the Company's sole stockholder and then President and Chief Executive Officer, Mr. Steven A. Rogers.

                         OBJECTIVE COMMUNICATIONS, INC.

     On August 3, 1994, the Company sold 26,809 shares of common stock for $14.00 per share. Of the shares issued, 24,429 shares were sold for cash and 2,380 were issued in exchange for services rendered. On December 31, 1994, the Company sold an additional 6,429 shares of common stock for $42.00 per share.



     On December 31, 1994, the Company issued 1,196 shares in fulfillment of an obligation of $22,500 for services rendered in connection with the previous stock offerings.


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


     Pursuant to this agreement, the Company sold 15,952 shares of common stock for $42.00 per share during June 1995. Each share of common stock sold entitled the investor to a warrant to purchase an additional share of the Company's common stock, at an exercise price of $56.00 per share. Further, the Company converted $30,057 in notes payable and accrued interest into 716 shares of common stock. Additionally, the Company converted $202,166 in outstanding notes payable and accrued interest to the financial advisory firm into 4,813 shares of common stock. Each share of common stock issued in the conversion as accompanied by a warrant to purchase one share of common stock, at an exercise price of $56.00 per share. The Company also converted an additional $120,000 loan from the financial advisory firm into 2,857 shares of common stock, subject to the warrant provision described above. In connection with this transaction, holders of the converted notes were also issued an aggregate of warrants to purchase 12,238 shares of common stock at an exercise price of $56.00 per share.



     Pursuant to its 1995 agreement with the financial advisory firm, during June 1996, the Company sold 25,024 shares of common stock for $42.00 per share. Each share of the common stock sold entitled the investor to a warrant to purchase an additional share of the Company's common stock at an exercise price of $56.00 per share. In connection with the provisions of the agreement, the president of the financial advisory firm received 4,936 warrants at an exercise price of $46.20 per share and 4,936 warrants at an exercise price of $61.60 per share in consideration of the services performed to assist the Company in obtaining equity financing. Additionally, the Company issued to certain lenders as an inducement to make loans to the Company, warrants to purchase 2,381 shares of common stock at $56.00 per share.



     During January 1997, the Company executed a warrant exchange agreement (the "Exchange Agreement") with investors who purchased shares of common stock and received warrants through the financial advisory firm during 1995 and 1996. The purpose of the warrant exchange was to induce such investors to enter into lock-up arrangements with the underwriter of the IPO and into agreements consolidating such investors' registration rights with those granted by the Company to other investors, and to provide those investors with the opportunity to invest in the Company upon terms and conditions that more closely reflect the terms and conditions upon which the other investors invested in the Company during a comparable time period. Under the Exchange Agreement, each such investor was given the opportunity to exchange existing warrants to purchase 714 shares of common stock at an exercise price of $56.00 per share for new warrants to purchase 357 shares of common stock at an exercise prices of $28.00 per share and an additional 357 newly issued shares of common stock. In addition, in the original offering, certain investors purchased shares of common stock from Mr. Steven A. Rogers at a purchase price of $14.00 per share at a time during which other investors were purchasing shares of common stock from the Company at $42.00 per share. As part of the warrant exchange, such investors also were required to pay Mr. Rogers $14.00 per share of common stock purchased from him in the original offering, so as to cause such transactions to be consummated upon terms and conditions more closely reflecting market conditions. Mr. Rogers received an aggregate of $340,166 in the warrant exchange transaction. As a result of the Exchange Agreement, the Company issued an aggregate of

                         OBJECTIVE COMMUNICATIONS, INC.

23,610 shares of common stock. Of the fair market value of such shares, the Company reflected a non-cash compensation expense of $340,166, and the remaining $320,902 was directly charged to equity as a cost of equity financing. Additionally, an aggregate of 49,362 warrants with an exercise price of $56.00 per share were exchanged for 23,610 warrants with an exercise price of $28.00 per share and 2,143 warrants with an exercise price of $56.00 per share. Further, in connections with the Warrant Agreement, the Company also exchanged warrants held by the president of the financial advisory firm to purchase 4,936 warrants to purchase shares of common stock at an exercise price of $46.20 per share, and 4,936 warrants to purchase shares of commons stock at an exercise price of $61.60 per share, for an aggregate of 9,872 warrants to purchase shares of common stock at an exercise price of $28.00 per share. Additionally, the Company exchanged warrants originally issued to other investors as an inducement to loan funds to the Company, representing the right to purchase an aggregate of 14,619 shares of common stock at an exercise price of $56.00 per share for warrants to purchase 14,619 shares of common stock at an exercise price of $28.00 per share. The Company did not receive any additional cash proceeds as a result of the Exchange Agreement.



     During April 1997, the Company issued 295,714 shares of common stock, par value $.01 for approximately $9.5 million in proceeds, net of underwriting discounts and commissions and certain other expenses of the initial public offering of $1.9 million. The issuance of these shares was pursuant to an initial public offering price of $38.50 per share. The net proceeds of the initial public offering were used primarily to repay certain outstanding notes payable and to fund the continued research and development and the working capital deficiencies of the Company. In connection with the initial public offering, all of the issued and outstanding shares of Redeemable Series A Convertible Preferred Stock were converted into common stock on a one-for-one basis.



     In April 1997, in connection with the initial public offering, certain holders of Bridge Warrants surrendered such warrants to acquire an aggregate of 21,428 shares of common stock with a fair value of $9.38 per warrant, resulting in a decrease of $201,000 in stockholders' equity due to the reversal of interest expense. The surrender and cancellation of such warrants did not have any other effect on the Bridge Financing, nor did the Company pay any consideration in connection with such surrender.



     On November 5, 1997, the company completed the offering and sale of 142,857 shares of the Company's common stock at a public offering price of $161.88 per share, resulting in net proceeds to the Company of approximately $20.9 million (net of underwriting discounts and commissions and other expenses of the offering).


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

     A summary of the number of shares of common stock subject to purchase under all warrant agreements and related exercise prices as of December 31, 1998 is as follows:


    EXERCISE PRICE                                     NUMBER OF SHARES
    --------------                                     ----------------
    $28.00...........................................       60,946
    $23.10...........................................       41,501
    $42.00...........................................        7,467
    $56.00...........................................        2,142
                                                           -------
                                                           112,056
                                                           =======

                         OBJECTIVE COMMUNICATIONS, INC.

STOCK OPTIONS



     On August 3, 1994, the Company granted certain outside directors of the Company options to purchase 28,568 shares of common stock. These options vest on the anniversary of the options grant date in accordance with a five-year vesting schedule, 20% each year. The exercise price is $14.00 per share, which was in excess of the fair value of the stock on the date of the grant, as determined by the Board of Directors. As of December 31, 1998, 1,428 of these options had been exercised and 21,427 of these options were exercisable. The right to exercise these options terminates ten years from the grant date.



     In October 1994, the Board of Directors adopted the 1994 Stock Option Plan (the "1994 Plan") pursuant to which 49,000 shares of common stock are reserved for issuance. These options vest on the anniversary of the option grant date in accordance with a vesting schedule ranging from two to five years. The options granted under this plan are granted at an exercise price per share equal to the fair value per share of the Company's common stock on the date of grant. As of December 31, 1998, none of these options had been exercised and 24,814 of these options were exercisable. The right to exercise these options terminates ten years from the grant date.



     In January 1997, the Board of Directors adopted the 1996 Stock Option Plan (the "1996 Plan") pursuant to which 64,285 shares of common stock were reserved for issuance. The Board of Directors, with shareholder approval, authorized the increase in the number of shares reserved for issuance under the 1996 Plan to 207,142 shares during 1998. The options granted under this plan are granted at an exercise price per share equal to the fair value per share of the Company's common stock on the date of grant. As of December 31, 1998, 330 of these options had been exercised and 12,411 options were exercisable. The right to exercise these options ranges from five to ten years from the grant date.



     In connection with the IPO in April 1997, the Company issued to an investment banking firm options to purchase 25,714 shares of common stock at an exercise price equal to 165% of the price of the common stock offered to the public, or $63.525 per share. The right to exercise these options terminates five years from the grant date.



     In December 1997, the Company granted to an investment banking firm options to purchase 17,857 shares of common stock at an exercise price $96.67 per share, which was the fair value of the stock on the date of the grant. Since this grant is for future services to be provided, the related compensation expense, in accordance with SFAS No. 123, will be recorded over two years, the expected term of services. In 1997, the compensation expense was $20,355, in 1998 it was $563,687, and will be $543,332 in 1999. The right to exercise these options terminates five years from the grant date.

                         OBJECTIVE COMMUNICATIONS, INC.

     Stock option activity is summarized as follows:


                                                                                WEIGHTED
                                                                NUMBER OF       AVERAGE
                                                                 SHARES      EXERCISE PRICE
                                                                ---------    --------------
1995
Granted.....................................................       33,214       $28.000
Forfeited...................................................           --            --
Exercised...................................................           --            --
Outstanding at December 31, 1995............................       61,785       $21.525
Exercisable at December 31, 1995............................        5,714       $14.000
Available for grant at December 31, 1995....................       15,785
1996
Granted.....................................................       19,714       $28.000
Forfeited...................................................       (3,928)      $28.000
Exercised...................................................        1,428       $14.000
Outstanding at December 31, 1996............................       76,142       $23.009
Exercisable at December 31, 1996............................       15,857       $22.498
Available for grant at December 31, 1996....................           --
1997
Granted.....................................................       95,614       $76.531
Forfeited...................................................       (1,428)      $82.075
Exercised...................................................           --            --
Outstanding at December 31, 1997............................      170,328       $52.556
Exercisable at December 31, 1997............................       31,228       $20.958
Available for grant at December 31, 1997....................       12,957
1998
Granted.....................................................      162,100       $61.677
Forfeited...................................................      (77,104)      $77.707
Exercised...................................................          330       $46.375
Outstanding at December 31, 1998............................      254,994       $50.771
Exercisable at December 31, 1998............................       92,940       $43.827
Available for grant at December 31, 1998....................       61,200


     The following table summarizes information about stock options outstanding at December 31, 1998:


                      OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
----------------------------------------------------------------   -------------------------------
                                  WEIGHTED-AVE.
                     NUMBER         REMAINING                          NUMBER
   RANGE OF       OUTSTANDING      CONTRACTUAL    WEIGHTED-AVE.     EXERCISABLE     WEIGHTED-AVE.
EXERCISE PRICES  AS OF 12/31/98   LIFE (YEARS)    EXERCISE PRICE   AS OF 12/31/98   EXERCISE PRICE
---------------  --------------   -------------   --------------   --------------   --------------
    $14.00             26,429          5.6            $14.00            21,429          $14.00
 $21.00-$38.50         73,135          6.8            $30.66            24,457          $28.00
$42.875-$63.525       103,453          4.2            $52.64            37,650          $58.10
$80.50-$96.691         51,977          6.4            $94.01             9,404          $95.90
                   ----------                                         --------
                      254,994                                           92,940
                   ==========                                         ========



     All stock options granted by the Company from its inception through December 31, 1998 were granted with an exercise price per share equal to the fair value of the Company's common stock on the date of grant. In December 1996, the Company repriced the exercise price of all options previously granted to $28.00 per

                         OBJECTIVE COMMUNICATIONS, INC.

share, to reflect an exercise price consistent with the price per share paid by outside investors of the Series A preferred stock issued in December of 1996 and January 1997 (see Note 11).


     In July 1998, the Board approved a repricing plan to reprice employee stock options under the Plan to restore the long-term employee retention and performance incentives of the stock options outstanding. In accordance with the repricing plan, all stock options held by current, active full-time employees, with exercise prices above $50.75 or vesting periods in excess of three years, were cancelled and replaced by the same number of options exercisable at $50.75 per share and vesting over a three year period. The options were granted at a price equal to the fair value of the Company's common stock on the date of the repricing.


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


                                                                    1997            1998
                                                                ------------    ------------
Net loss:
  As Reported...............................................    $(11,586,294)   $(22,403,577)
  Pro forma.................................................    $(11,915,198)   $(23,970,089)
Net loss per common share:
  As Reported, basic........................................    $     (19.90)   $     (27.45)
  Pro forma, basic..........................................    $     (20.46)   $     (29.34)


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


PREFERRED STOCK


SERIES A CONVERTIBLE PREFERRED STOCK


     On December 9, 1996, the Board of Directors and a majority of the holders of the outstanding common stock authorized 2,500,000 shares of preferred stock, with a par value of $.01 per share. In December 1996, the Company authorized the issuance and sale of 500,000 shares of Series A Convertible Preferred Stock ("Series A") and warrants to purchase 14,284 shares of common stock for aggregate consideration of $2,000,000. The Series A shares had liquidation preferences over the common stock and any series of preferred stock authorized in the future. The holders of Series A shares were entitled to non-cumulative dividends when dividends are declared on the common stock as though the Series A shares had been converted to common stock. At any time after five years following the issuance of the Series A shares, or upon a merger in which the Company is not the surviving entity, or upon a sale of all or substantially all of the assets of the Company, at the request of at least 50% of the holders of Series A shares and given sixty days notice, the Company is required to redeem all or a portion of the outstanding Series A shares at a redemption price equal to the amount such holders would be entitled to received had they converted the Series A shares into common stock or the liquidation value of $28.00 per share, whichever is greater. The Series A shares were convertible to common stock as determined by multiplying the Series A stated value plus all declared but unpaid dividends by $28.00 and dividing that result by the conversion price, which as defined by the agreement will not exceed $28.00 per share. The Series A shares automatically converted to shares of common stock upon the consummation of the Company's IPO in April 1997.

                         OBJECTIVE COMMUNICATIONS, INC.

     The warrants issued in conjunction with the Series A shares had an exercise price of $28.00 per share. As a fee for the placement of the Series A shares and related warrants, the underwriting firm received a $140,000 underwriter's discount and commission in consideration of its services on this transaction.



     In December 1996 and January 1997, the Company issued 500,000 Series A shares and 14,284 warrants for the purchase of common stock and had received $1.8 million of consideration for the sale of the Series A shares. The Series A shares were recorded net the underwriting discount and commission and approximately $82,000 in other issuance costs. The 500,000 shares of Series A shares outstanding at the time of the Initial Offering in April automatically converted into 71,428 shares of common stock on the closing of the IPO.


5% CUMULATIVE CONVERTIBLE SERIES B PREFERRED STOCK


     In August 1998, the Company issued to certain unaffiliated investors in a private placement 209,091 shares of 5% Cumulative Convertible Series B Preferred Stock, par value $.01 per share (the 'Series B Preferred Stock'), and warrants to purchase an aggregate of 7,467 shares of Common Stock at an exercise price of $42.00 per share which were valued at $94,000 (the "Series B Warrants"). The shares of Series B Preferred Stock and the Series B Warrants were issued at an original exercise price of $5.50 per share, resulting in gross proceeds to the Company of $1.15 million. Dividends accrue at 5% annually, are cumulative, and are payable in additional shares of Series B Preferred Stock. The Company sold and issued such securities in reliance on an exemption from registration provided by Section 4(2) of the Securities Act of 1933, Regulation D and Rule 506.



     Shares of Series B Preferred Stock are convertible at any time after the issuance date and at the option of the holder, into shares of common stock at an initial conversion rate of $38.50 per share, subject to adjustment in connection with certain events, including a reclassification, reorganization or exchange of the Company's Common Stock. The shares of Series B Preferred Stock are subject to automatic conversion, without further action on the part of the holder or the Company, if the closing price of the Company's common stock equals or exceeds $77.00 per share for 15 consecutive trading days.



     In connection with the private placement by the Company of units completed in February 1999, the Company entered into a letter agreement with both of the holders of the Series B Preferred Stock modifying certain terms of those securities. Specifically, the Company and the holders agreed that: (i) the holders would not exercise their right to convert the Series B preferred stock to common stock, or exercise the Series B Warrants for common stock, until the date on which the Company completes a public or private equity financing with gross proceeds to us of not less than $8 million (a "qualified financing"); (ii) upon the closing of a qualified financing, the stated value of and accrued and unpaid dividends on the Series B preferred stock will automatically convert into shares of common stock at a conversion price equal to $19.25 per share, and the exercise price of Series B Warrants would be reduced to $19.25 per share; (iii) the anti-dilution provisions of the Series B preferred stock and the Series B Warrants would not apply to the qualified financing, the 5% Convertible Debenture conversion, the February 1999 private placement, the conversion of the Series B preferred stock or the exercise of the Series B Warrants; (iv) the holders waived and agreed not to exercise any registration rights they may have as to the common stock issuable upon conversion of the Series B preferred stock or the exercise of the Series B Warrants in connection with this offering; and
(v) the holders would not sell any common stock issuable upon conversion of the Series B preferred stock for at least six months after the effectiveness of the registration statement (or up to 24 months, if necessary to obtain regulatory approval of this offering) filed relating to the qualified financing. The Company currently has outstanding 209,091 shares of Series B preferred stock. If the proposed public offering of common stock by the Company is completed, the Series B preferred stock will automatically convert into common stock upon consummation of that offering.



11. EMPLOYEE BENEFIT PLAN


     The Company implemented a profit-sharing plan under Section 401(k) of the Internal Revenue Code (the "Code") covering substantially all employees in 1998. The plan allows employees to make contributions up to the maximum allowed by the Code. The Company will contribute one dollar to an employees account

                         OBJECTIVE COMMUNICATIONS, INC.

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


13. SUBSEQUENT EVENTS



     In January 1999, the Company restructured $3,575,000 in obligations to vendors through the issuance of long-term notes of $4,675,000, including a $1,100,000 increase in additional commitments to purchase inventory. In connection with the restructuring of the commitments the Company issued warrants to purchase an aggregate of 45,000 shares of common stock.



     In February 1999, the Company completed a private placement of $2,850,000 of unsecured promissory notes and 162,844 share of common stock, from which we received net proceeds of approximately $2,430,000.


     On February 16, 1999, the Company filed a registration statement with the Securities and Exchange Commission relating to a proposed firm commitment underwritten public offering of $15,000,000 of common stock.


14. REVERSE STOCK SPLIT



     On April 14, 1999, the stockholders approved a one share for seven shares reverse stock split of the issued and outstanding Common Stock which was previously approved by the Board of Directors. The reverse stock split was effected on April 14, 1999. All references throughout these financial statements to number of shares, per share amounts, stock option and warrant data and market prices of the Company's Common Stock have been restated. In addition, Common Stock and additional paid-in capital for all periods presented, have been restated to reflect this reverse stock split. The number of shares as restated to reflect the reverse stock split has not been adjusted to give effect to the cashing out of fractional shares. The Company believes that the cashing out of fractional share interests will not materially change the number of shares of Common Stock, as restated.

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a) Exhibits

     The following exhibits are filed herewith or are incorporated herein by reference, as indicated.


         3.1            Third Amended and Restated Certificate of Incorporation of
                        the Registrant (Incorporated by reference to Exhibit 3.1
                        forming a part of Amendment No. 1 to the Registrant's
                        Registration Statement on Form SB-2 (File No. 333-72429)
                        filed with the Securities and Exchange Commission under the
                        Securities Act of 1933, as amended (the "1999 SB-2")).
         3.2            Amended and Restated Bylaws of the Registrant (Incorporated
                        by reference to Exhibit 3.2 to the Registrant's Registration
                        Statement on Form SB-2 (File No. 333-20625) filed with the
                        Securities and Exchange Commission under the Securities Act of 1933, as amended (the "1997 SB-2")).
         3.3            Certificate of Designations of the Series B 5% Cumulative
                        Convertible Preferred Stock of the Registrant (Incorporated
                        by reference to Exhibit 4.10 forming a part of Amendment No.
                        1 to the Registrant's Registration Statement on Form S-3
                        (File No. 333-62971) filed with the Securities and Exchange
                        Commission under the Securities Act of 1933, as amended (the
                        "1998 S-3")).
         4.1            Form of Warrant for the purchase of shares of common stock, issued in connection with the private placement of
                        $2,000,000 aggregate principal amount of Bridge Notes
                        (Incorporated by reference to Exhibit 3.4 to the 1997 SB-2).
         4.2            Form of Warrant for the purchase of shares of common stock, issued in connection with the private placement of units in
                        June 1995 and August 1996 (Incorporated by reference to
                        Exhibit 3.5 to the 1997 SB-2).
         4.3            Form of Warrants for the purchase of 100,000 shares of
                        common stock, issued in connection with the private
                        placement of Series A Convertible Preferred Stock and
                        warrants in December 1996 and January 1997 (Incorporated by reference to Exhibit 3.7 to the 1997 SB-2).
         4.4            Form of Option for the purchase of 180,000 shares of common stock issued to Barington Capital Group, L.P. (Incorporated by reference to Exhibit 3.8 to the 1997 SB-2).
         4.5            Specimen certificate evidencing shares of common stock of
                        the Registrant (Incorporated by reference to Exhibit 4.2
                        forming a part of Amendment No. 2 to the 1997 SB-2).
         4.6            Form of 5% Convertible Debentures due 2003 of the Registrant
                        (Incorporated by reference to Exhibits 4.3 and 4.4 forming a part of the Registrant's Current Report on Form 8-K dated
                        July 1, 1998 and filed July 16, 1998 with the Securities and
                        Exchange Commission under the Securities Exchange Act of
                        1934, as amended (the "July 8-K")).
         4.7            Form of Warrants to be issued upon redemption of the 5%
                        Cumulative Convertible Debentures due 2003 of the Registrant
                        (Incorporated by reference to Exhibit 4.5 forming a part of the July 8-K).
         4.8            Specimen certificate evidencing shares of the Series B 5%
                        Cumulative Convertible Preferred Stock of the Registrant
                        (Incorporated by reference to Exhibit 4.9 forming a part of the 1998 S-3).
         4.9            Form of Warrant issued in connection with the Series B 5%
                        Cumulative Convertible Preferred Stock of the Registrant
                        (Incorporated by reference to Exhibit 4.11 forming a part of the 1998 S-3).
         4.10+          Form of Senior Note issued to Sanmina Corporation by the
                        Registrant with a principal amount of $4,300,000.
         4.11+          Form of Note issued to Shaw Pittman Potts & Trowbridge by
                        the Registrant with a principal amount of $375,000.
         4.12+          Form of Warrant for the purchase of 275,000 shares of common stock issued to Sanmina Corporation.
         4.13+          Form of Warrant for the purchase of 40,000 shares of common stock issued to Shaw Pittman Potts & Trowbridge.
         4.14           Form of Unsecured Promissory Note, issued on February 4,
                        1999 to various subscribers in a private placement
                        (Incorporated by reference to Exhibit 4.14 forming a part of the 1999 SB-2).
        10.1*           1994 Stock Option Plan (Incorporated by reference to Exhibit
                        10.1 forming a part of the 1997 SB-2).
        10.2*           1996 Stock Incentive Plan (Incorporated by reference to
                        Exhibit 10.2 forming a part of the 1997 SB-2).
        10.3            Form of Consulting Agreement by and between the Registrant and Barington Capital Group, L.P. (Incorporated by reference to Exhibit No. 10.4 forming a part of the 1997 SB-2).

    10.4   Letter Agreement, dated October 7, 1996, between Barington Capital Group and the Registrant (Incorporated
           by reference to Exhibit No. 10.5 forming a part of Amendment No. 2 to the 1997 SB-2).
    10.5   Letter Agreement, dated December 5, 1995, by and among PVR Securities, Inc., the Registrant, Steven A.
           Rogers and John B. Torkelsen (Incorporated by reference to Exhibit No. 10.6 forming a part of Amendment
           No. 2 to the 1997 SB-2).
    10.6   Form of Stock Option Agreement, dated December 18, 1997, by and between the Registrant and Barington
           Capital Group, L.P. (Incorporated by reference to Exhibit 10.8 forming a part of the Registrant's Annual
           Report on Form 10-KSB, as amended, for the year ended December 31, 1997).
    10.7   Subscription Agreement, dated as of July 1, 1998, by and among the Registrant and certain Institutional
           Investors (Incorporated by reference to Exhibit 4.1 forming a part of the July 8-K).
    10.8   Subscription Agreement, dated as of July 8, 1998, by and among the Registrant and certain Investors
           (Incorporated by reference to Exhibit 4.2 forming a part of the July 8-K).
   10.9**  Strategic Alliance and Marketing Agreement between the Registrant and Unisys Corporation, dated October
           22, 1998.
    10.10  Letter of Intent, dated January 14, 1999, between Southeast Research Partners, Inc. and the Registrant
           (Incorporated by reference to Exhibit 10.10 forming a part of the 1999 SB-2).
    10.11  Agency Agreement, dated as of January 25, 1999, between Southeast Research Partners, Inc. and the
           Registrant (Incorporated by reference to Exhibit 10.11 forming a part of the 1999 SB-2).
    10.12  Form of Subscription Agreement, dated January 25, 1999, between the Registrant and certain Investors
           (Incorporated by reference to Exhibit 10.12 forming a part of the 1999 SB-2).
   10.13*  Employment Agreement, dated July 13, 1998, between the Registrant and James F. Bunker (Incorporated by reference to Exhibit 10.13 forming a part of the 1999 Form SB-2).
   10.14*  Employment Agreement between the Registrant and Steven A. Rogers (Incorporated by reference to Exhibit
           10.3 forming part of Amendment No. 2 to the 1997 SB-2).
   10.15+  Letter Agreement, dated January 12, 1999, between the Registrant and Sanmina Corporation.
   10.16+  Letter Agreement, dated January 21, 1999, between the Registrant and Shaw Pittman Potts & Trowbridge.
   10.17+  Form of Letter Agreement between the Registrant and the holders of the Series B 5% Convertible Cumulative
           Preferred Stock.
   10.18+  Form of Letter Agreement between the Registrant and the holders of 5% Convertible Debentures due 2003.
    11     Statement re: computation of per share earnings (Incorporated by reference to Exhibit 11.1 forming a part of Amendment No. 1 to the 1999 SB-2).
    21     Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 forming a part of the 1999
           SB-2).
    23     Consent of PricewaterhouseCoopers LLP.


---------------
*  Management contract or compensatory plan or arrangement.
** Confidential portions omitted and supplied separately to the Securities and Exchange Commission.

+  Previously filed.


(b) Reports on Form 8-K:

     Current Report on Form 8-K, dated October 26, 1998.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.


Date: May 13, 1999

                                          OBJECTIVE COMMUNICATIONS, INC.
                                          (Registrant)

                                          By:      /s/ JAMES F. BUNKER

                                            ------------------------------------
                                                      James F. Bunker
                                               President and Chief Executive
                                                           Officer

                                 EXHIBIT INDEX



         3.1            Third Amended and Restated Certificate of Incorporation of
                        the Registrant (Incorporated by reference to Exhibit 3.1
                        forming a part of Amendment No. 1 the Registrant's
                        Registration Statement on Form SB-2 (File No. 333-72429)
                        filed with the Securities and Exchange Commission under the
                        Securities Act of 1933, as amended (the "1999 SB-2")).
         3.2            Amended and Restated Bylaws of the Registrant (Incorporated
                        by reference to Exhibit 3.2 to the Registrant's Registration
                        Statement on Form SB-2 (File No. 333-20625) filed with the
                        Securities and Exchange Commission under the Securities Act of 1933, as amended (the "1997 SB-2")).
         3.3            Certificate of Designations of the Series B 5% Cumulative
                        Convertible Preferred Stock of the Registrant (Incorporated
                        by reference to Exhibit 4.10 forming a part of Amendment No.
                        1 to the Registrant's Registration Statement on Form S-3
                        (File No. 333-62971) filed with the Securities and Exchange
                        Commission under the Securities Act of 1933, as amended (the
                        "1998 S-3")).
         4.1            Form of Warrant for the purchase of shares of common stock, issued in connection with the private placement of
                        $2,000,000 aggregate principal amount of Bridge Notes
                        (Incorporated by reference to Exhibit 3.4 to the 1997 SB-2).
         4.2            Form of Warrant for the purchase of shares of common stock, issued in connection with the private placement of units in
                        June 1995 and August 1996 (Incorporated by reference to
                        Exhibit 3.5 to the 1997 SB-2).
         4.3            Form of Warrants for the purchase of 100,000 shares of
                        common stock, issued in connection with the private
                        placement of Series A Convertible Preferred Stock and
                        warrants in December 1996 and January 1997 (Incorporated by reference to Exhibit 3.7 to the 1997 SB-2).
         4.4            Form of Option for the purchase of 180,000 shares of common stock issued to Barington Capital Group, L.P. (Incorporated by reference to Exhibit 3.8 to the 1997 SB-2).
         4.5            Specimen certificate evidencing shares of common stock of
                        the Registrant (Incorporated by reference to Exhibit 4.2
                        forming a part of Amendment No. 2 to the 1997 SB-2).
         4.6            Form of 5% Convertible Debentures due 2003 of the Registrant
                        (Incorporated by reference to Exhibits 4.3 and 4.4 forming a part of the Registrant's Current Report on Form 8-K dated
                        July 1, 1998 and filed July 16, 1998 with the Securities and
                        Exchange Commission under the Securities Exchange Act of
                        1934, as amended (the "July 8-K")).
         4.7            Form of Warrants to be issued upon redemption of the 5%
                        Cumulative Convertible Debentures due 2003 of the Registrant
                        (Incorporated by reference to Exhibit 4.5 forming a part of the July 8-K).
         4.8            Specimen certificate evidencing shares of the Series B 5%
                        Cumulative Convertible Preferred Stock of the Registrant
                        (Incorporated by reference to Exhibit 4.9 forming a part of the 1998 S-3).
         4.9            Form of Warrant issued in connection with the Series B 5%
                        Cumulative Convertible Preferred Stock of the Registrant
                        (Incorporated by reference to Exhibit 4.11 forming a part of the 1998 S-3).
         4.10+          Form of Senior Note issued to Sanmina Corporation by the
                        Registrant with a principal amount of $4,300,000.
         4.11+          Form of Note issued to Shaw Pittman Potts & Trowbridge by
                        the Registrant with a principal amount of $375,000.
         4.12+          Form of Warrant for the purchase of 275,000 shares of common stock issued to Sanmina Corporation.
         4.13+          Form of Warrant for the purchase of 40,000 shares of common stock issued to Shaw Pittman Potts & Trowbridge.
         4.14           Form of Unsecured Promissory Note, issued on February 4,
                        1999 to various subscribers in a private placement
                        (Incorporated by reference to Exhibit 4.14 forming a part of the 1999 SB-2).
        10.1*           1994 Stock Option Plan (Incorporated by reference to Exhibit
                        10.1 forming a part of the 1997 SB-2).
        10.2*           1996 Stock Incentive Plan (Incorporated by reference to
                        Exhibit 10.2 forming a part of the 1997 SB-2).
        10.3            Form of Consulting Agreement by and between the Registrant and Barington Capital Group, L.P. (Incorporated by reference to Exhibit No. 10.4 forming a part of the 1997 SB-2).
        10.4            Letter Agreement, dated October 7, 1996, between Barington
                        Capital Group and the Registrant (Incorporated by reference to Exhibit No. 10.5 forming a part of Amendment No. 2 to the
                        1997 SB-2).

    10.5   Letter Agreement, dated December 5, 1995, by and among PVR Securities, Inc., the Registrant, Steven A.
           Rogers and John B. Torkelsen (Incorporated by reference to Exhibit No. 10.6 forming a part of Amendment
           No. 2 to the 1997 SB-2).
    10.6   Form of Stock Option Agreement, dated December 18, 1997, by and between the Registrant and Barington
           Capital Group, L.P. (Incorporated by reference to Exhibit 10.8 forming a part of the Registrant's Annual
           Report on Form 10-KSB, as amended, for the year ended December 31, 1997).
    10.7   Subscription Agreement, dated as of July 1, 1998, by and among the Registrant and certain Institutional
           Investors (Incorporated by reference to Exhibit 4.1 forming a part of the July 8-K).
    10.8   Subscription Agreement, dated as of July 8, 1998, by and among the Registrant and certain Investors
           (Incorporated by reference to Exhibit 4.2 forming a part of the July 8-K).
   10.9**  Strategic Alliance and Marketing Agreement between the Registrant and Unisys Corporation, dated October
           22, 1998.
    10.10  Letter of Intent, dated January 14, 1999, between Southeast Research Partners, Inc. and the Registrant
           (Incorporated by reference to Exhibit 10.10 forming a part of the 1999 SB-2).
    10.11  Agency Agreement, dated as of January 25, 1999, between Southeast Research Partners, Inc. and the
           Registrant (Incorporated by reference to Exhibit 10.11 forming a part of the 1999 SB-2).
    10.12  Form of Subscription Agreement, dated January 25, 1999, between the Registrant and certain Investors
           (Incorporated by reference to Exhibit 10.12 forming a part of the 1999 SB-2).
   10.13*  Employment Agreement, dated July 13, 1998, between the Registrant and James F. Bunker (Incorporated by reference to Exhibit 10.13 forming a part of the 1999 Form SB-2).
   10.14*  Employment Agreement between the Registrant and Steven A. Rogers (Incorporated by reference to Exhibit
           10.3 forming part of Amendment No. 2 to the 1997 SB-2).
   10.15+  Letter Agreement, dated January 12, 1999, between the Registrant and Sanmina Corporation.
   10.16+  Letter Agreement, dated January 21, 1999, between the Registrant and Shaw Pittman Potts & Trowbridge.
   10.17+  Form of Letter Agreement between the Registrant and the holders of the Series B 5% Convertible Cumulative
           Preferred Stock.
   10.18+  Form of Letter Agreement between the Registrant and the holders of 5% Convertible Debentures due 2003.
    11     Statement re: computation of per share earnings (Incorporated by reference to Exhibit 11.1 forming a part of Amendment No. 1 to the 1999 SB-2).
    21     Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 forming a part of the 1999
           SB-2).
    23     Consent of PricewaterhouseCoopers LLP.


---------------
*  Management contract or compensatory plan or arrangement.
** Confidential portions omitted and supplied separately to the Securities and Exchange Commission.

+  Previously filed.