Form 10QSB
period 1999-03-31
OBJECTIVE COMMUNICATIONS INC
filed 1999-05-13
CIK 944310

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1999

[ ]      Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _________ to ____________

Commission file number 000-22235
                       ---------


                         Objective Communications, Inc.
 -------------------------------------------------------------------------------
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

 -------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (603) 334-6700

 -------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

 -------------------------------------------------------------------------------
   (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes  X       No
          ----       ----


APPLICATION ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of May 12, 1999: 980,848

Transitional Small Business Disclosure Format (check one):

      Yes  X       No
          ----       ----

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         OBJECTIVE COMMUNICATIONS, INC.
                        (A Development Stage Enterprise)
                                 Balance Sheets


                                     ASSETS

                                                                                                 March 31,        December 31,
                                                                                                   1999               1998
                                                                                                   ----               ----
                                                                                                 (Unaudited)
Current assets:
Cash and cash equivalents                                                                       $     640,349    $         8,532
Accounts receivable, less allowance for bad debts of $25,952 and $22,246
      at March 31, 1999 and December 31, 1998, respectively                                           596,439            184,670
Inventory                                                                                           5,561,762          5,793,801
Advance payment                                                                                     1,100,000                  -
Other current assets                                                                                  487,538            250,709
                                                                                                -------------    ---------------

Total current assets                                                                                8,386,088          6,237,712

Property and equipment, net                                                                         2,544,353          3,096,752
Trademarks and patents, less accumulated amortization of $26,417 and
      $ 22,660 at March 31, 1999 and December 31, 1998, respectively                                  200,327            200,204
Other assets-net                                                                                      450,401             88,321
                                                                                                -------------    ---------------

                                                                                                $  11,581,169       $  9,622,989
                                                                                                =============       ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Notes payable                                                                                   $     119,281      $     125,543
Unsecured promissory notes - net of unamortized debt discount                                       1,743,360                  -
Subordinated convertible debentures                                                                 3,241,450          3,200,674
Accounts payable                                                                                    3,347,617          6,748,538
Deferred revenue                                                                                       40,000             40,000
Accrued liabilities                                                                                   840,871            841,526
Current portion of long term debt                                                                   1,448,254                  -
Obligations under capital lease, current portion                                                      120,684            187,220
                                                                                                -------------    ---------------

Total current liabilities                                                                          10,901,517         11,143,501

Obligations under capital lease                                                                        60,358             76,008
Long term debt                                                                                      3,066,180                  -

Commitments

Stockholders' deficit:

Series B Convertible Preferred Stock, par value $.01, 954,545 shares authorized;  209,091
issued and outstanding at March 31, 1999 and December 31, 1998, respectively                        1,188,333          1,173,958

Common stock, par value $.01, 30,000,000 shares authorized; 980,848 and  820,147 issued and
outstanding at March 31, 1999 and December 31, 1998, respectively                                       9,808              8,201

Additional paid-in capital                                                                         38,318,275         36,770,004

Deficit accumulated during development stage                                                     (41,963,302)       (39,548,683)
                                                                                                -------------    ---------------

Total stockholders' deficit                                                                       (2,446,886)        (1,596,520)
                                                                                                -------------    ---------------

                                                                                                $  11,581,169        $ 9,622,989
                                                                                                =============        ===========

   The accompanying notes are an integral part of these financial statements.

                         OBJECTIVE COMMUNICATIONS, INC.
                        (A Development Stage Enterprise)
                            Statements of Operations
                                   (Unaudited)
                                   -----------

                                                              For the three months ended                 For the period
                                                                     March 31,                         October 5, 1993
                                                                                                     (date of inception) to
                                                                1999                 1998                 March 31, 1999
                                                                ----                 ----                 --------------
 Revenues - net                                        $         655,457       $      110,505       $         1,916,734
 Cost of sales                                                   368,702               64,304                 1,162,930
                                                       ------------------     ---------------       --------------------

 Gross margin                                                    286,755               46,201                   753,804
                                                       ------------------     ---------------       ---------------------

 Operating expenses:

        Research and development                                 823,244            2,616,588                21,034,896
        Selling, general and administrative                    1,123,655            1,741,344                16,743,714
        Depreciation and amortization                            293,898              398,008                 3,587,012
                                                       -----------------      ---------------       --------------------

                  Total operating expenses                     2,240,797            4,755,940                41,365,622
                                                       -----------------      ---------------       -------------------

 Loss from operations                                        (1,954,042)           (4,709,739)              (40,611,818)
 Interest (income) expense, net                                 460,577              (166,040)                  944,587
                                                       -----------------      ----------------      ---------------------


 Net loss                                                    (2,414,619)           (4,543,699)      $       (41,556,405)
                                                       -----------------      ----------------      ===================
 Cumulative Series B dividend                                  (116,450)                    -
                                                       -----------------      ----------------
 Net loss attributable to common stockholders          $     (2,531,069)      $    (4,543,699)
                                                       ================       ================

 Net loss per common share - basic and diluted         $          (2.76)      $         (5.60)
                                                       ================       ================
 Weighted average shares outstanding - basic
       and diluted                                              916,568               810,979
                                                       ================       ================

   The accompanying notes are an integral part of these financial statements.

                         OBJECTIVE COMMUNICATIONS, INC.
                        (A Development Stage Enterprise)
                            Statements of Cash Flows
                                   (Unaudited)


                                                                                                                 For the period
                                                                                                                October 5, 1993
                                                                        Three months ended March 31,         (Date of inception) to
                                                                         1999                   1998             March 31, 1999
                                                                         ----                   ----             --------------
Cash flows from operating activities:
    Net loss                                                          $     (2,414,619)     $    (4,543,699)   $   (41,556,405)
    Adjustments to reconcile net loss to net cash
             used in operating activities:
     Depreciation                                                              290,141              395,871          3,307,130
     Amortization                                                                3,757                2,137            279,881
     Interest expense related to issuance of warrants                           10,776                    -            717,565
     Interest accrued on debentures                                             40,776                    -            116,450
     Amortization of debt discount                                             198,360                    -            198,360
     Amortization of debt issuance costs                                        67,058                    -             67,058
     Non-cash compensation expense                                             140,922              140,922          1,044,775
     Stock issued in exchange for services rendered                                  -                    -             55,834
     Other non-cash charges                                                          -                    -             18,819

     Changes in operating assets and liabilities:
         Accounts receivable                                                  (411,769)                   -           (596,439)
         Other current assets                                                   19,088             (189,554)            (1,558)
         Inventory                                                             232,039           (4,588,621)        (5,593,987)
         Trademarks and patents                                                 (3,880)             (24,082)          (226,744)
         Other assets                                                                -                2,553            (83,654)
         Accounts payable                                                      (81,838)           2,116,530          6,706,841
         Deferred revenue                                                            -              (54,746)            40,000
         Accrued liabilities                                                   181,023             (146,756)         1,022,549
                                                                      ----------------      ---------------    ---------------

                 Net cash used in operating activities                      (1,728,166)          (6,889,445)       (34,483,525)
                                                                      ----------------      ---------------    ---------------

Cash flows from investing activities:
    Proceeds from sale of property and equipment                                80,580                    -             85,580
    Proceeds from sale of leasehold improvements                                     -                    -          1,470,000
    Purchase of property and equipment                                               -           (2,615,306)        (6,455,724)
                                                                      ----------------      ---------------    ---------------


                 Net cash provided by (used in) investing activities            80,580           (2,615,306)        (4,900,144)
                                                                      ----------------      ---------------    ---------------
Cash flows from financing activities:
    Net proceeds from the issuance of Series A Preferred Stock                       -                    -          1,810,643
    Net proceeds from the issuance of Series B Preferred Stock                       -                    -          1,150,000
    Net proceeds from the issuance of common stock                                   -                    -         32,294,683
    Net proceeds from the exercise of stock options                                  -                    -             35,304
    Net proceeds from the exercise of warrants                                       -                    -            235,937
    Net proceeds from the issuance of debentures                                     -                    -          3,125,000
    Net proceeds from the issuance of notes payable                                  -                    -          2,550,000
    Net proceeds from the issuance of unsecured
       promissory notes and common stock                                     2,392,851                    -          2,392,851
    Repayment of notes payable                                                 (42,262)                   -         (2,736,923)
    Repayment of long term debt                                                (25,000)                   -            (25,000)
    Proceeds from the issuance of notes payable to related parties              36,000                    -            752,223
    Repayment of notes payable to related parties                                    -                    -           (364,000)
    Debt issuance costs                                                              -                    -           (258,131)
    Principal payments on capital leases                                       (82,186)            (153,535)          (938,569)
                                                                      ----------------      ---------------    ---------------

                   Net cash provided by (used in)
                     financing activities                                    2,279,403             (153,535)        40,024,018
                                                                      ----------------      ---------------    ---------------

Net increase (decrease) in cash and cash equivalents                           631,817           (9,658,286)           640,349


Cash and cash equivalents, at beginning of period                                8,532           18,199,434                  -
                                                                      ----------------      ---------------    ---------------

Cash and cash equivalents, at end of period                           $        640,349      $     8,541,148    $       640,349
                                                                      ================      ===============    ===============

Supplemental disclosure of non-cash investing and financing activities: See Note 6.


   The accompanying notes are an integral part of these financial statements.

                         OBJECTIVE COMMUNICATIONS, INC.
                        (A Development Stage Enterprise)
                          Notes To Financial Statements
                                   (Unaudited)

1.       Basis of Presentation

The accompanying unaudited condensed financial statements of Objective Communications, Inc. (the "Company") as of March 31, 1999 and for the three months ended March 31, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such financial statements contain all adjustments consisting only of normal recurring entries, necessary to present fairly the financial position of the Company as of March 31, 1999 and the results of operations for the three months ended March 31, 1999 and 1998. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended and as of December 31, 1998 included in the Objective Communications, Inc. Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Certain prior year items have been reclassified to conform to the current period's format. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the entire year.

To date, the Company has not generated substantial revenues from the sale of its products and services. The Company earned $765,617 in revenues during the year 1998, and recognized $655,457 in revenues during the three months ended March 31, 1999. The Company has suffered recurring losses from operations, has recurring negative cash flow from operations and had an accumulated deficit of $41,963,302 at March 31, 1999 that raise substantial doubt about its ability to continue as a going concern. The Financial Statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has required substantial funding through debt and equity financings since its inception to complete its development plans and commence full-scale operations.

The Company requires additional cash to fund operations. At December 31, 1998, the Company had essentially no cash from which to fund operations. In February 1999, the Company completed a private placement of units consisting of an aggregate of $2,850,000 unsecured promissory notes and 160,701 shares of common stock, from which it received net proceeds of $2,393,000. The Company used the net proceeds from the February 1999 private placement to fund its operations, including approximately $560,000 used to repay certain outstanding accounts payable. Before completing the February 1999 private placement, the Company was able to pay only those expenses that were essential to continue operations and has continued to monitor payments carefully.

At March 31, 1999, the Company had approximately $640,000 in cash and, as of the date of this Quarterly Report on Form 10-QSB, the Company again was essentially out of cash. The Company intends to fund operations until the closing of its proposed public offering with cash generated from customer payments on outstanding accounts receivable. However, the timing and amount of customer payments is uncertain. The Company has filed a registration statement relating to a proposed $15,000,000 underwritten offering of equity securities. The Company anticipates that the offering will be completed in late May. However, the Company's ability to complete the offering, the timing of the offering and its terms are subject to a number of conditions, some of which are beyond the Company's control including market conditions. There can be no assurance that the Company will complete the public offering or, if completed, the timing or the terms of the offering. As a result of the Company's liquidity problems, the Company has not been able to fund any significant further development of the VidPhone system or any expansion of the Company's operations since mid-1998, and the Company anticipates that this will continue until it completes the proposed public offering. In addition, the Company has not paid many of its creditors, including trade creditors, on a timely basis and remains in default on a number of significant overdue obligations. Some of these creditors have initiated or threatened to initiate legal proceedings against the Company to obtain repayment of these debts. If the Company continues not paying its debts as they become due, it is likely that other creditors will take legal action against the Company and that other firms will refuse to sell the products and services the Company needs to continue operations. If the Company is not successful in securing additional financing, the Company will be forced to consider alternative methods of maximizing stockholder value, which would include sales of the Company's assets, workout alternatives or bankruptcy.

On April 14, 1999, the stockholders of the Company approved a one share for seven shares reverse stock split of the issued and outstanding common stock, which was previously approved by the Board of Directors. The reverse stock split was effected on April 14, 1999. All references throughout these financial statements to number of shares and per share information have been restated to reflect this reverse stock split. The number of shares as restated to reflect the reverse stock split has not been adjusted to give effect to the cashing out of fractional shares. The Company believes that the cashing out of fractional share interests will not materially change the number of shares of common stock, as restated.

2.       Net Loss Per Share

The Company computes basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share". Net loss per common share is based on the weighted average number of common shares and dilutive common share equivalents outstanding during the periods presented. Basic earnings (loss) per share are calculated by dividing net income (loss) by the weighted average shares outstanding. Diluted earnings (loss) per share reflect the dilutive effect of stock options, warrants, convertible preferred stock, and convertible debentures and are presented only if the effect is not anti-dilutive. As the Company incurred losses for all periods, there is no difference between basic and diluted earnings per share. Had options, warrants and convertible preferred stock been included in the computation, shares for the diluted computation would have increased by 280,176 and 1,314,381 as of March 31, 1998 and 1999, respectively. The convertible debentures would also be included in the diluted computation based on a conversion calculation. (See Note 7, regarding changes in the terms of the outstanding convertible debentures.)

3.       Income taxes

The Company did not record a provision for income taxes for the three months ended March 31, 1999 and 1998 since the Company had net operating losses during each of those periods. The Company recorded a full valuation allowance against the net deferred tax asset generated primarily from its net operating loss carryforwards.

4.       Inventory

         Inventory consisted of the following at:

                                             March 31,          December 31,
                                              1999                 1998
                                              ----                 ----
                                            (Unaudited)
             Raw Materials                 $4,794,179           $5,750,733
             Finished Goods                   767,583               43,068
                                          -----------           ----------
                                           $5,561,762           $5,793,801
                                          ===========           ==========

5.     Debt

Sanmina Note. In January 1999, the Company converted outstanding accounts payable to Sanmina Corporation of $3,200,000 and $1,100,000, the latter representing the value of inventory and materials located at a subcontract manufacturer, to a $4,300,000 three-year term note accruing interest at 7% per year. The Company is obligated to pay Sanmina $1,100,000 in principal on the note at the time the proposed public offering is completed and, at that time, Sanmina will transfer to the Company the title to the inventory and materials located at Sanmina. During the first year, the note requires interest-only payments, in arrears, semi-annually, beginning in July 1999. Thereafter, the Company will amortize the remaining principal and interest in equal monthly payments over the remaining life of the note.

 In connection with converting the accounts payable balance, the Company issued to Sanmina warrants to purchase 39,286 shares of common stock, with a $19.25 exercise price per share. An independent appraisal assigned a market value of $127,759 to these warrants. The Company has recorded the value of the warrants as a discount against the face amount of the note and will amortize the value over the life of the note.

Legal Counsel Note. In January 1999, the Company also converted $375,000 of outstanding accounts payable to legal counsel to a two-year term loan accruing interest at 7% per year. The Company paid $25,000 of this initial balance from the proceeds of the private placement in February 1999 and the Company is obligated to pay an additional $50,000 in principal on the note at the time the proposed public offering is completed. Other than the principal repayments noted above, the Company is obligated to make two semi-annual interest-only payments commencing in July 1999. Commencing in February 2000, the Company will commence making twelve equal monthly payments to fully amortize the remaining balance of the note.

In connection with converting the accounts payable balance, the Company issued to legal counsel warrants to purchase 5,714 shares of common stock, with a $18.59 exercise price per share. An independent appraisal assigned a market value of $18,583 to these warrants. The Company has recorded the value of the warrants as a discount against the face amount of the note and will amortize the value over the life of the note.

Private Placement of Units. In February 1999, the Company completed a private placement of 28.5 units of unsecured promissory notes with a principal amount of $2,850,000 and 160,701 shares of common stock, from which the Company received net proceeds of approximately $2,393,000. The notes accrue interest at 10% per year. The principal and accrued interest are payable at the earlier of 1) February 2000, 2) the closing date of the proposed public offering, or 3) one of several specified events. Two principal officers of the Company invested a total of $125,000 in units and were issued unsecured promissory notes with an aggregate original principal amount of $125,000, and 4,999 shares of common stock.

 An independent appraisal assigned a market value of $186,413 to the common stock issued in the February 1999 private placement. The Company has recorded the value of the common stock as a discount against the face amount of the unsecured promissory notes and will amortize the value over the life of the notes.

6.     Non-cash Transactions

The following non-cash transactions occurred in the periods indicated:


                                                                                                      For the period
                                                                                                      October 5, 1993
                                                                    Three months ended March 31,    (Date of inception) to
                                                                     1999              1998             March 31, 1999
                                                                     ----              ----             --------------
                                                                  (Unaudited)      (Unaudited)            (Unaudited)

Current asset financed by issuance of note payable                         -       $  230,063             $  230,063
Capital lease obligations                                                  -          587,073              1,119,612
Dividend on preferred stock                                       $   14,375                -                 38,333
Accounts payable transferred to notes payable                              -                -                 40,141
Accounts payable transferred to long term debt                     3,575,000                -              3,575,000
Common stock issued with private placement                         1,305,000                -              1,305,000
Warrants issued with long term debt                                  146,342                -                146,342
Advanced payment financed with long term debt                      1,100,000                -              1,100,000
Reclassification of inventory to fixed assets                              -                -                 32,225
Prepaid equity financing costs financed in accounts payable          255,917                -                255,917
Reduction in accrued liabilities due to sale of assets               181,678                -                181,678
Cost of fixed assets sold - net                                      262,258                -                262,258
Debt issuance costs related to unsecured promissory notes            429,138                -                429,138
Costs related to issuing common stock with unit financing             28,011                -                 28,011

7.     Subsequent Events

In July of 1998, the Company issued $3,125,000 aggregate principal amount of convertible debentures. It was a condition precedent to the completion of the February 1999 private placement that the Company enter into an agreement with the holders of the convertible debentures, including the directors and officers who hold convertible debentures, changing the terms upon which the convertible debentures will convert to equity securities. Pursuant to letter agreements dated May 1999, each of the holders of convertible debentures agreed that: (i) it would not exercise its right to convert the convertible debentures to common stock until the date on which a public or private equity financing with specified minimum gross proceeds to the Company (a "qualified financing") is completed; (ii) upon the closing of a qualified financing, the principal amount of and accrued and unpaid interest of the convertible debentures will automatically convert into common stock at a fixed conversion price of $3.75, and that the anti-dilution provisions of the convertible debentures would not apply to the conversion; and (iii) it waives any default by the Company with respect to the Company's obligations to register or maintain the effectiveness of a registration statement for the shares of common stock issuable upon conversion of the convertible debentures. The holders of the convertible debentures also agreed to hold the shares of common stock issued upon conversion of the convertible debentures for at least 12 months following the effective date of the registration statement that relates to the qualified financing. The Company agreed to include the shares of common stock issuable upon conversion of the convertible debentures in the registration statement filed with the SEC relating to the qualified financing. In the event that the proposed public offering is not completed on or before June 30, 1999, then the May 1999 letter agreements will be null and void and the terms of conversion will revert to the original terms.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Certain statements contained in this Quarterly Report on Form 10-QSB, other than historical financial information, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements involve known and unknown risks, uncertainties or other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Factors that might cause such a difference include risks and uncertainties related to our dependence on the emerging market for video broadcast, retrieval and conferencing, development of additional products, protection of our intellectual property, limited marketing experience, limited number of customers, and the need for additional personnel, as well as risks and uncertainties associated with our growth strategy, technological changes and competitive factors affecting us.

         We completed a one share for seven shares reverse split of our outstanding common stock on April 14, 1999. Share and per share information presented in this Quarterly Report on Form 10-QSB has been restated to give retroactive effect to the reverse stock split.

         The following discussion should be read in conjunction with the unaudited financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-QSB.

OVERVIEW

            Our financial results for the quarter ended March 31, 1999 reflect the positive effects of our cost reduction program and the introduction of the first commercial version of the VidPhone(R) system, both of which occurred in the second half of 1998. We reported revenues of $655,457 in the first quarter of 1999, an increase of $255,628, or 64% when compared with revenues reported in the fourth quarter of 1998. Total operating expenses were reduced to $2,240,797 in the first quarter of 1999, a decrease of $2,058,291, or 48% compared to the fourth quarter of 1998. We have filed a registration statement with the Securities and Exchange Commission relating to a proposed offering of equity securities with estimated gross proceeds of $15,000,000 to us, to provide cash for operations and working capital. We believe that our first quarter results reflect a positive first step towards our goal of achieving commercial acceptance of our VidPhone system.

         Objective Communications was formed in 1993 to design, develop and market a full motion, high resolution, cost-effective video network system, the VidPhone system. Users of the VidPhone video network system can view broadcast video and participate in multi-party videoconferences. With the introduction of Release 1.5 of our VidPhone software, which we expect to occur in June 1999, users also will be able to retrieve stored video on demand. Our VidPhone system distributes video to and from desktop or laptop personal computers and conference rooms configured with a VidPhone station, over the same wiring used by the telephone.

         Our operations focused on research and development until we shipped our first commercial VidPhone system in the third quarter of 1998. Since shipping the first commercial VidPhone system, we have focused on sales and marketing of our product and customer support, while continuing to enhance our product's development.

         In July 1998, we began a significant restructuring of our operations, including changes in senior management. We hired James Bunker, who has extensive experience "turning-around" businesses, as our President and Chief Executive Officer. Steven Rogers, our founder, became Chief Technology Officer and Vice President, Engineering and assumed responsibility for completing the development of our commercial VidPhone system. We shipped the first commercial version of our VidPhone system in August 1998. To lower our operating expenses, in July 1998, we reduced the number of our employees to approximately 90 from approximately 135. Since July 1998, we have reduced our staff by approximately 40 additional people. We also implemented new cash management and expense policies. We believe that these changes will reduce our total operating expenses in 1999 by approximately 50% compared to 1998.

         Our first commercial VidPhone system included Release 1.4 of our VidPhone software. Release 1.4 added features to the VidPhone system, including asynchronous transmission mode (ATM) and enhanced integrated services digital network (ISDN) wide area connectivity. Release 1.5, which we expect to introduce in June 1999, will add additional features to our VidPhone system, including the video server and enhancements to the VidPhone gateways. VidPhone gateways can be used to connect VidPhone systems or a VidPhone system and another vendor's video network across a wide area network. Our video server, the VidServer, will permit VidPhone users access to and control of stored video on demand.

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

            For the remainder of 1999, we intend to focus on sales and marketing of the VidPhone system, and continuing product development to meet customer demands for new functionality and to lower costs. Specifically, we intend to:
(i) use current strategic and reseller arrangements to increase sales of the VidPhone system and create brand name recognition of our product, (ii) distribute the VidPhone system through established distribution channels, (iii) position the VidPhone system as an enhancement to existing telephone and information systems, (iv) develop our direct sales capabilities, and (v) continue engineering on our VidPhone system to refine and improve current functionality to meet new customer requirements and to lower costs through improved design. However, we cannot assure you that we will be able to meet these objectives. We plan to continue to subcontract all major manufacturing and production activities for the foreseeable future, but we will continue to retain test and quality assurance functions until all subcontractors are certified with respect to quality.

         We expect to continue to incur operating expenses to support our product development efforts and to enhance our sales and marketing capabilities and organization but we anticipate that our development expenditures will be lower than in prior years due to the commercial introduction of the VidPhone system in 1998. Our results of operations may vary significantly from quarter to quarter during this period of product introduction and initial sales.

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

         Our assessment of the impact of Y2K on our operations is based on current facts and our assessment process is not complete. Accordingly, we cannot assure you that there will not be interruptions or other limitations of financial and operating systems functionality or that we will not incur greater costs than projected to avoid such interruptions. Our expectations about future costs associated with the Y2K issue are subject to uncertainties that could cause actual results to have a greater financial impact than currently anticipated. Factors that could influence the amount and timing of future costs include our success in identifying Y2K issues, the costs of remediation or avoidance, the costs of assessing third-party compliance and its impact on our operations, and other factors. The forward-looking statements discussed in this section regarding Y2K compliance involve a number of risks and uncertainties, including those described above, and general economic conditions, the competitive environment in which we operate, and other risks and uncertainties identified elsewhere in this Form 10-QSB.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998

            Revenues. We recognized $655,457 in revenues during the three months ended March 31, 1999 compared to approximately $110,500 in the comparable period in 1998, representing an increase of approximately $545,000, or 493%. The revenues recognized in 1999 relate primarily to shipments of VidPhone systems shipped to and accepted by three customers in the first three months of 1999. We believe that the significant increase in sales and revenues during the first quarter of 1999 is reflective of initial commercial acceptance of our technology incorporated into our VidPhone system. We believe that the sales and revenues reflect customer acceptance of our VidPhone software Release 1.4, which added features to the VidPhone system.

            Cost of sales. Cost of sales for the three months ended March 31, 1999 was approximately $368,700. This represents an increase of approximately $304,400 over the $64,300 recorded in the comparable period in 1998. Cost of sales as a percentage of sales was approximately 56% and 58% in the periods ending March 31, 1999 and 1998, respectively.

            Gross Margin on Sales. Gross margin on sales was approximately $286,800, or 44%, for the period ending March 31, 1999 compared to gross margin of $46,200, or 42%, for the comparable period in 1998.

            Research and Development. Research and development costs decreased to $823,000 in the three months ended March 31, 1999, a decrease of approximately $1,800,000, or 69%. The overall decrease in costs is a result of our cost-reduction plan implemented in mid-1998. Approximately $407,000 of the reduction resulted from reduced staffing costs as overall staffing in the research and development departments declined from 56 at March 31, 1998 to 25 at March 31, 1999, the use of contract labor was reduced, and recruiting costs were eliminated. Materials and supplies purchased to support research and development activities also decreased by approximately $811,000. In addition, decreased use of rented or uncapitalized equipment resulted in approximately

$181,000 in cost reductions. Lower fees associated with design and consulting services also contributed approximately $254,000 to the costs reductions during the three months ended March 31, 1999, compared to the same period in 1998. Allocated costs from service departments were reduced by approximately $118,000 as research and development benefited by cost reductions attained in those departments.

            Selling, General and Administrative Expenses. Selling, general, and administrative expenses decreased to approximately $1,124,000 during the three months ended March 31, 1999, from approximately $1,740,000 during the three months ended March 31, 1998, a decrease of approximately $616,000 or 35%. The decrease in selling, general and administrative expenses reflects the results of our cost reduction program implemented in mid-1998.

            Sales and marketing expenses decreased approximately $416,000 in the first three months of 1999 as compared to the same period of 1998. Approximately $225,000 of this reduction was due to lower marketing personnel costs, partially offset by an increase of approximately $89,000 in staffing costs related to sales personnel. Approximately $70,000 of the reduction was due to the elimination of recruiting costs, $72,000 was due to reduced costs associated with advertising and trade-show attendance, and $54,000 was due to lower professional services fees. Customer support costs decreased by approximately $138,000 in the three months ended March 31, 1999 compared to the same period in 1998. Approximately $56,000 of the decrease was due to lower costs associated with materials and uncapitalized tools and equipment, $46,000 was due to a decline in travel costs, and approximately $16,000 was due to lower staffing costs.

            General and administrative costs declined by approximately $64,000 in the three months ended March 31, 1999 compared to the same period in 1998. General and administrative staff costs were reduced by approximately $55,000, and recruiting and relocation costs were reduced by approximately $26,000. Overall costs allocated to the sales, general and administrative department from service departments also were reduced by $115,000.

            Depreciation and Amortization. Depreciation and amortization decreased to approximately $294,000 during the three months ended March 31, 1999, from $398,000 in the three months ended March 31, 1998, a decrease of approximately $104,000, or 26%. We use the accelerated depreciation method for book purposes and, accordingly, we experience higher levels of depreciation in the early years of depreciable assets' service lives. Also contributing to the overall reduction in depreciation expense was the disposition or retirement of assets held at one of our locations in January 1999.

            Net Interest (Income) Expense. We recorded approximately $460,600 of net interest expense in the three months ended March 31, 1999, compared to approximately $166,000 of net interest income in the comparable period of 1998. Interest expense totaled approximately $464,000 during the first quarter of 1999, compared to approximately $12,000 during the first quarter of 1998. Of the interest expense recorded in the 1999 period, approximately $309,000 was interest expense on the outstanding unsecured promissory notes with an aggregate principal amount of $2,850,000, that we issued in a unit offering completed in February of 1999. Included in the interest expense recorded in connection with the unsecured promissory notes was approximately $198,000 of amortization of debt discount and $67,000 of amortization of debt issuance costs. In addition, during the first quarter of 1999, we incurred approximately $81,000 in interest expense related to long-term debt issued in connection with restructured vendor accounts payable (including $11,000 of amortization of debt discount), $41,000 in interest incurred on our outstanding 5% Convertible Debentures due 2003, and an additional $22,000 related to capital lease obligations.

            We earned approximately $4,000 in interest income during the first quarter of 1999, compared to $178,000 in interest income during the first quarter of 1998. The interest income recorded in the first quarter of 1998 was earned on the invested proceeds of the public offering of common stock that we completed in November 1997. We had less cash during the first quarter of 1999 available for investment and accordingly earned less interest income.

            Net Loss. As a result of the foregoing factors, the net loss for the period ended March 31, 1999 decreased to approximately $2,400,000, from $4,500,000 in the three months ended March 31, 1998, a decrease of approximately $2,100,000 or 48%.

LIQUIDITY AND CAPITAL RESOURCES

            We have incurred cumulative losses aggregating approximately $41.6 million from our inception through March 31, 1999. We expect to incur additional operating losses for the foreseeable future, principally as a result of expenses associated with product development efforts and anticipated sales, marketing, and general and administrative expenses. During the first three months of 1999, we satisfied our cash requirements principally from the approximately $2,393,000 in net proceeds received from a $2,850,000 private unit offering, consisting of $2,850,000 aggregate principal amount of unsecured promissory notes and 160,701 shares of common stock.

            We had cash and cash equivalents of $640,000 at March 31, 1999 compared to $8,000 at December 31, 1998, an increase of approximately $632,000. Increases in cash and cash equivalents were primarily the result of the net proceeds from the February 1999 unit private placement and, to a lesser extent, cash generated by sales of the VidPhone system during the first quarter of 1999.

            Net cash used in operations during the three months ended March 31, 1999 was approximately $1,728,000. The net loss in the first quarter of 1999, reduced by depreciation, amortization, non-cash compensation and other non-cash charges was approximately $1,663,000. Inventory decreased by approximately $232,000 during the first quarter of 1999, primarily as a result of sales made during the quarter. Accounts receivable increased by $412,000 during the first quarter of 1999 as a result of $619,000 of new sales during the quarter, offset by approximately $207,000 cash received from customers relating to outstanding accounts receivable.

            We generated $81,000 in cash from investing activities during the quarter ended March 31, 1999 through the sale of certain office furniture and equipment to a third party who assumed a lease on property that we previously occupied. We did not use any cash in investing activities during the period.

            We generated approximately $2,280,000 in cash from financing activities during the three months ended March 31, 1999. We received approximately $2,393,000 in net proceeds from the February 1999 private placement of units, consisting of $2,850,000 aggregate principal amount of unsecured promissory notes and 160,701 shares of common stock. The net proceeds from the February 1999 private placement provided most of our operating funds during the period. We also received $36,000 as an unsecured loan from an employee. Offsetting these sources of funds was the repayment of $42,000 of notes payable, a payment of $25,000 against newly issued long-term debt, and the payment $82,000 of capital lease obligations.

            As of May 3, 1999, our common stock is traded on The Nasdaq SmallCap Market (the "Nasdaq SmallCap") pursuant to an exception to the usual quotation requirements. Previously from October 31, 1997 to April 30, 1999, the Company's common stock traded on the Nasdaq National Market system (the "Nasdaq National Market"). As a result of our failure to meet certain Nasdaq National Market continued listing requirements, the Nasdaq determined to transfer the listing of our common stock to the Nasdaq SmallCap Market effective as of the opening of business on May 3, 1999. Our common stock will continue to be listed on the Nasdaq SmallCap only if (i) on or before June 30, 1999, we make a public filing with the SEC and Nasdaq including a pro forma balance sheet evidencing a minimum of $9,000,000 in net tangible assets, and (ii) we demonstrate compliance with all requirements for continued listing on the Nasdaq SmallCap. We believe that we will be able to meet these requirements within the time specified provided we complete our proposed public offering of equity securities by the end of May. However, there can be no assurance that we will complete the offering, or complete it within that time frame, or, if the offering is completed, that we will be able to timely meet all of the Nasdaq's requirements. If we fail to meet any of the Nasdaq's requirements within the time specified, our common stock will be delisted from the Nasdaq SmallCap. If the common stock is delisted from the Nasdaq SmallCap, investors' ability to trade in the common stock will be significantly reduced and the market price of and trading market for the common stock will be significantly and adversely affected.

            To date, we have not generated substantial revenues from the sale of our products and services. We earned $765,600 in revenues for the year 1998, and recognized $655,457 in revenues for the three months ended March 31, 1999. We have suffered recurring losses from operations, recurring negative cash flow from operations and had an accumulated deficit of $41,963,300 at March 31, 1999 that raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We have required substantial funding through debt and equity financings since our inception to complete our development plans and commence full-scale operations.

            We require additional cash to fund operations. At December 31, 1998, we had essentially no cash from which to fund operations. In February 1999, we completed a private placement of units consisting of an aggregate of $2,850,000 unsecured promissory notes and 160,701 shares of common stock, from which we received net proceeds of $2,393,000. We used the net proceeds from the February 1999 private placement to fund our operations, including approximately
$560,000 used to repay certain outstanding accounts payable. Before completing the February 1999 private placement, we were able to pay only those expenses that were essential to continue operations and have continued to monitor payments carefully.

            At March 31, 1999, we had approximately $640,000 in cash and, as of the date of this Quarterly Report on Form 10-QSB, we again were essentially out of cash. We intend to fund operations until the closing of our proposed public offering with cash generated from payments by customers on outstanding accounts receivable. However, the timing of those payments cannot be assured. We have filed a registration statement relating to a proposed $15,000,000 underwritten offering of equity securities. We anticipate that the offering will be completed in late May. However, our ability to complete the offering, the timing of the offering and its terms are subject to a number of conditions, some of which are beyond our control including market conditions. There can be no assurance that we will complete the public offering or, if completed, the timing or the terms of the offering. As a result of our liquidity problems, we have not been able to fund any significant further development of the VidPhone system or any expansion of our operations since mid-1998, and we anticipate that this will continue until we complete the proposed public offering. In addition, we have not paid many of our creditors, including trade creditors, on a timely basis and remain in default on a number of significant overdue obligations. Some of these creditors have initiated or threatened to initiate legal proceedings against us to obtain repayment of these debts. If we continue not paying our debts as they become due, it is likely that other creditors will take legal action against the Company and that other firms will refuse to sell the products and services we needs to continue operations. If we are not successful in securing additional financing, we will be forced to consider alternative methods of maximizing stockholder value, which could include sales of our assets, workout alternatives or bankruptcy.

PART II

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits.

3.1 Third Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit No. 3.1 forming a part of the Company's Registration Statement on Form SB-2 (File No. 333-72429) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended (the "1999 Form SB-2")).

3.2 Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 forming a part of Amendment No. 2 to the Company's Registration Statement on Form SB-2 (File No. 333-20625) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).

3.3 Certificate of Designations of the Series B 5% Cumulative Preferred Stock of the Registrant (Incorporated by reference to Exhibit 4.10 forming a part of Amendment No. 1 to the Registrant's Registration Statement on Form S-3 (File No. 333-62971) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended (the "1998 S-3)).

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

4.6 Specimen certificate evidencing shares of Common Stock of the Company (Incorporated by reference to Exhibit 4.5 forming a part of the 1999 Form SB-2).

4.7 Form of 5% Convertible Debentures due 2003 of the Registrant (Incorporated by reference to Exhibits 4.3 and 4.4 forming a part of the Registrant's Current Report on Form 8-K dated July 1, 1998 and filed July 16, 1998 with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the "July 8-K")).

4.8 Form of Warrants to be issued upon redemption of the 5% Cumulative Convertible Debentures due 2003 of the Registrant (Incorporated by reference to Exhibit 4.5 forming a part of the July 8-K).

4.9 Specimen certificate evidencing shares of the Series B 5% Cumulative Convertible Preferred Stock of the Registrant (Incorporated by reference to Exhibit 4.9 forming a part of the 1998 S-3).

4.10 Form of Warrant issued in connection with the Series B 5% Cumulative Convertible Preferred Stock of the Registrant (Incorporated by reference to Exhibit 4.11 forming a part of the 1998 S-3).

4.11 Senior Note issued to Sanmina Corporation by the Registrant with a principal amount of $4,300,000. (Incorporated by reference to Exhibit
         4.10 forming a part of the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1998 (the "1998 Form 10-KSB").

4.12 Note issued to Shaw Pittman Potts & Trowbridge by the Registrant with a principal amount of $400,000. (Incorporated by reference to Exhibit
         4.11 forming a part of the 1998 Form 10-KSB).

4.13 Form of Warrant for the purchase of 275,000 shares of common stock, issued to Sanmina Corporation. (Incorporated by reference to Exhibit
         4.12 forming a part of the 1998 Form 10-KSB).

4.14 Form of Warrant for the purchase of 40,000 shares of common stock, issued to Shaw Pittman Potts & Trowbridge. (Incorporated by reference to Exhibit 4.13 forming a part of the 1998 Form 10-KSB).

4.15 Form of Unsecured Promissory Note, issued on February 4, 1999 to various subscribers in private placement. (Incorporated by reference to Exhibit 4.14 forming a part of the 1999 Form SB-2).

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

10.9 Strategic Alliance and Marketing Agreement between the Registrant and Unisys Corporation (Incorporated by reference to Exhibit 10.10 forming a part of the 1998 Form 10-KSB).

10.10 Letter of Intent, dated January 14, 1999, between Southeast Research Partners, Inc. and the Registrant (Incorporated by reference to Exhibit 10.10 forming a part of the 1999 Form SB-2).

10.11 Agency Agreement, dated as of January 25, 1999, between Southeast Research and the Registrant (Incorporated by reference to Exhibit
         10.11 forming a part of the 1999 Form SB-2).

10.12 Form of Subscription Agreement, dated January 25, 1999, between Registrant and certain Investors (Incorporated by reference to Exhibit
         10.12 forming a part of the 1999 Form SB-2.)

10.13 Employment Agreement, dated July 13, 1998, between the Registrant and James F. Bunker (Incorporated by reference to Exhibit 10.13 forming a part of the 1999 Form SB-2).

10.14 Employment Agreement between the Registrant and Steven A. Rogers (Incorporated by reference to Exhibit 10.3 forming a part of Amendment No. 2 to the 1997 SB-2).

10.15 Letter Agreement dated January 12, 1999 between the Registrant and Sanmina Corporation (Incorporated by reference to Exhibit 10.15 to the 1999 Form 10-KSB).

10.16 Letter Agreement dated January 21, 1999 between the Registrant and Shaw Pittman Potts & Trowbridge (Incorporated by reference to Exhibit
         10.16 to the 1999 Form 10-KSB).

10.17 Form of letter agreement between the Registrant and the holders of the Series B 5% Cumulative Convertible Preferred Stock (Incorporated by reference to Exhibit 10.17 to the 1999 Form 10-KSB).

10.18 Form of letter agreement between the Registrant and the holders of the 5% Convertible Debentures due 2003 (Incorporated by reference to
         Exhibit 10.17 forming a part of the 1999 Form SB-2).

11.1     Statement re: computation of per share earnings.

27.1     Financial Data Schedule.

(b)      Reports on Form 8-K during the quarter ended March 31, 1999.

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Objective Communications, Inc.

                                By:   /s/James F. Bunker
                                      ------------------
                                      James F. Bunker
                                      President and Chief Executive Officer
                                      (duly authorized executive officer)

                                      /s/ Robert H. Emery
                                      -------------------
                                      Robert H. Emery
                                      Vice President, Administration and Finance
                                      (principal financial officer)

May 13, 1999




18