Form 10QSB/A
period 1999-03-31
OBJECTIVE COMMUNICATIONS INC
filed 1999-07-19
CIK 944310

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

       This Amendment No. 1 to the Quarterly Report on Form 10-QSB/A of Objective Communications, Inc. (the "Company") for the quarterly period ended March 31, 1999, is being filed to correct the Cumulative Series B dividend reported for the three months ended March 31, 1999 on the Form 10-QSB as originally filed. The Cumulative Series B dividend was reported as $116,450 on the Statements of Operations in the Form 10-QSB as originally filed. The correct Cumulative Series B dividend for the three months ended March 31, 1999, as reported in this Quarterly Report on Form 10-QSB/A, is $14,375. In addition, the net loss attributable to common stockholders for the period changes to $2,428,994, and the net loss per common share--basic and diluted, changes to $2.65. Other than these changes, the information presented in this Form 10-QSB/A has not been changed from the information presented in the Form 10-QSB, as originally filed.



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

                         OBJECTIVE COMMUNICATIONS, INC.
                        (A Development Stage Enterprise)
                            Statements of Operations
                                   (Unaudited)
                                   -----------

                                                              For the three months ended                 For the period
                                                                     March 31,                         October 5, 1993
                                                                                                     (date of inception) to
                                                                1999                 1998                 March 31, 1999
                                                                ----                 ----                 --------------
 Revenues - net                                        $         655,457       $      110,505       $         1,916,734
 Cost of sales                                                   368,702               64,304                 1,162,930
                                                       ------------------     ---------------       --------------------

 Gross margin                                                    286,755               46,201                   753,804
                                                       ------------------     ---------------       ---------------------

 Operating expenses:

        Research and development                                 823,244            2,616,588                21,034,896
        Selling, general and administrative                    1,123,655            1,741,344                16,743,714
        Depreciation and amortization                            293,898              398,008                 3,587,012
                                                       -----------------      ---------------       --------------------

                  Total operating expenses                     2,240,797            4,755,940                41,365,622
                                                       -----------------      ---------------       -------------------

 Loss from operations                                        (1,954,042)           (4,709,739)              (40,611,818)
 Interest (income) expense, net                                 460,577              (166,040)                  944,587
                                                       -----------------      ----------------      ---------------------


 Net loss                                                    (2,414,619)           (4,543,699)      $       (41,556,405)
                                                       -----------------      ----------------      ===================
 Cumulative Series B dividend                                   (14,375)                    -
                                                       ----------------       ----------------
 Net loss attributable to common stockholders          $     (2,428,994)      $    (4,543,699)
                                                       ================       ================

 Net loss per common share - basic and diluted         $          (2.65)      $         (5.60)
                                                       ================       ================
 Weighted average shares outstanding - basic
       and diluted                                              916,568               810,979
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

27.1     Financial Data Schedule.

(b)      Reports on Form 8-K during the quarter ended March 31, 1999.

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to the Quarterly Report on Form 10-QSB, filed on Form 10-QSB/A, to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Objective Communications, Inc.

                                By:   /s/James F. Bunker
                                      ------------------
                                      James F. Bunker
                                      President and Chief Executive Officer

July 14, 1999




18