Form 10KSB/A
period 1998-12-31
OBJECTIVE COMMUNICATIONS INC
filed 1999-07-28
CIK 944310

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                 FORM 10-KSB/A

           AMENDMENT NO. 2 TO ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.
                  For the fiscal year ended December 31, 1998

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

     The number of shares of the issuer's Common Stock outstanding as of March 15, 1999, was 6,881,035 shares. Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     This Amendment No. 2 to the Annual Report on Form 10-KSB/A for the year ended December 31, 1998 of Objective Communications, Inc. (the "Company") is being filed solely to give effect to the one share for seven shares reverse stock split of the Company's outstanding common stock effective on April 14, 1999, and integrates the information previously filed in Amendment No. 1 to Form 10-KSB filed on May 13, 1999. Share information and per share price information in this Form 10-KSB/A give effect to the one share for seven shares reverse stock split of the issued and outstanding common stock of the Company effected on April 14, 1999. Information set forth in this Amendment No. 2 to Form 10-KSB on Form 10-KSB/A has not been otherwise updated or amended to reflect the occurrence of events since March 31, 1999, the date on which the Company's Annual Report on Form 10-KSB was originally filed.

                               TABLE OF CONTENTS

ITEM                                                                PAGE
----                                                                ----
                                 PART I
 1.   Business....................................................    1
 2.   Properties..................................................    8
 3.   Legal Proceedings...........................................    8
 4.   Submission of Matters to a Vote of Security Holders.........    8

                                PART II
 5.   Market for Common Equity and Related Stockholder Matters....    8
 6.   Management's Discussion and Analysis of Financial Conditions
      and Results of Operations...................................    9
 7.   Financial Statements........................................   16
 8.   Changes in and Disagreements with Accountants on Accounting
      and Financial Disclosure....................................   17

                                PART III
 9.   Directors, Executive Officers, Promoters and Control
      Persons; Compliance with Section 16(a) of the Exchange
      Act.........................................................   18
10.   Executive Compensation......................................   20
11.   Security Ownership of Certain Beneficial Owners and
      Management..................................................   23
12.   Certain Relationships and Related Transactions..............   24
13.   Exhibits, Lists and Reports on Form 8-K.....................   27
14.   Signatures..................................................   29

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

     Some video conferencing systems attempt to use the LAN rather than dedicated telephone lines. These are referred to as IP or H.323 systems. LAN-based systems also require the installation of hardware or software CODECs in each user's desktop or laptop computer. Data LANs were not designed for isochronous, i.e., time dependent, data such as video and audio. LANs were designed to be shared by individuals using the transmission medium for short periods of time. Most LANs today do not have the bandwidth to accommodate the volume of data inherent in full-motion video applications. Consequently, even a single video conference would significantly diminish the capacity of most LANs to support other users. Information technology managers resist LAN-based video applications because of the additional volume of data and new infrastruc-ture and the associated maintenance required to support them. Although high speed Ethernet and gigabit routing switches may alleviate some of the bandwidth problems resulting from the transmission of video on the LAN, we believe that these new technologies do not adequately address the transmission delay problems plaguing such systems. We believe that, in the future, synchronous fiber optic networks and Asynchronous Transfer Mode ("ATM") switching will dominate in the wide area network ("WAN"). However, we do not believe that ATM will reach desktop computers due to the high cost.

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

     As of December 31, 1998, we had overdue accounts payable to Sanmina of an aggregate of approximately $3,200,000 and we had approximately $1,100,000 in value of our inventory and materials located at Sanmina. In January 1999, we restructured these obligations by converting the outstanding $3,200,000 obligation to

Sanmina and the $1,100,000 in inventory and materials to a three-year term note in the principal amount of $4,300,000. The note bears interest at 7% per year. We also issued to Sanmina warrants to purchase 39,285 shares of our common stock at an exercise price of $19.25 per share. We are obligated to pay Sanmina $1,100,000 in principal on the note at the time this offering is completed and, at that time, Sanmina will transfer to us title to our inventory and materials located at its facilities.

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

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock traded on the Nasdaq SmallCap Market from April 3, 1997 to October 30, 1997 and traded on the Nasdaq National Market from October 31, 1997 to April 30, 1999. As of May 3, 1999, our common stock trades on the Nasdaq SmallCap Market. The following table sets forth, for the periods indicated, the range of high and low sales prices per share reported on such quotation systems as adjusted to reflect the one share for seven shares reverse split in the common stock that occurred on April 14, 1999.

                                                                  AS ADJUSTED
                                                              -------------------
                                                                HIGH       LOW
                                                              --------   --------
PERIOD ENDING:
  June 30, 1997 (from April 3, 1997)........................  $ 99.750   $ 41.125
  September 30, 1997........................................   267.750     77.875
  December 31, 1997.........................................   257.250     89.250
  March 31, 1998............................................   173.250    101.066
  June 30, 1998.............................................   141.750     46.375
  September 30, 1998........................................    67.375     18.375
  December 30, 1998.........................................    38.500     12.250

     At March 24, 1999, the last sale price per share of common stock as reported on the Nasdaq National Market was $7.4375. As of February 16, 1999, there were approximately 157 holders of record of our common stock.

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

ITEM 7.  FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................  F-1
Balance Sheets as of December 31, 1996, 1997 and 1998.......  F-2
Statements of Operations for the years ended December 31,
  1996, 1997 and 1998 and for the period October 5, 1993
  (date of inception) to December 31, 1998..................  F-3
Statements of Changes in Stockholders' Equity (Deficit) for
  the period October 5, 1993 (date of inception) to December
  31, 1998..................................................  F-4
Statements of Cash Flows for the years ended December 31,
  1996, 1997 and 1998 and for the period October 5, 1993
  (date of inception) to December 31, 1998..................  F-6
Notes to Financial Statements...............................  F-8

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

                         OBJECTIVE COMMUNICATIONS, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS

                                                                                       FOR THE PERIOD
                                           FOR THE YEARS ENDED DECEMBER 31,            OCTOBER 5,1993
                                       -----------------------------------------   (DATE OF INCEPTION) TO
                                          1996           1997           1998         DECEMBER 31, 1998
                                       -----------   ------------   ------------   ----------------------
Cash flows from operating activities:
Net loss.............................  $(2,694,436)  $(11,586,294)  $(22,403,577)       $(39,141,786)
Adjustments to reconcile net loss to
  net cash used in operating
  activities:
Depreciation.........................      109,025        614,467      2,229,437           3,016,989
Amortization.........................       49,689        214,995         11,440             276,124
Interest expense related to issuance
  of warrants........................      321,789        385,000             --             706,789
Interest accrued on debentures.......           --             --         75,674              75,674
Non-cash compensation expense........           --        340,166        563,687             903,853
Stock issued in exchange for services
  rendered...........................           --             --             --              55,834
Other non-cash charges...............           --             --         18,819              18,819
Changes in operating assets and
  liabilities:
Accounts receivable..................      (19,385)        84,855       (184,670)           (184,670)
Other current assets.................     (166,792)      (496,913)       654,643             (20,646)
Inventory............................     (335,105)    (1,689,140)    (4,125,091)         (5,826,026)
Other assets.........................           --        (87,852)         4,198             (83,654)
Trademarks and patents...............      (19,595)       (81,202)      (103,169)           (222,864)
Accounts payable.....................     (324,937)     2,687,285      3,710,956           6,788,679
Deferred revenues....................           --        133,180        (93,180)             40,000
Accrued liabilities..................      163,038        488,642         89,508             841,526
                                       -----------   ------------   ------------        ------------
     Net cash used in operating
       activities....................   (2,916,709)    (8,992,811)   (19,551,325)        (32,755,359)
Cash flows from investing activities:
Purchase of property and equipment...     (116,892)    (2,036,190)    (3,763,231)         (6,455,724)
  Sale of other fixed assets.........           --             --          5,000               5,000
Sale of leasehold improvements.......           --             --      1,470,000           1,470,000
                                       -----------   ------------   ------------        ------------
     Net cash used in investing
       activities....................     (116,892)    (2,036,190)    (2,288,231)         (4,980,724)
                                       -----------   ------------   ------------        ------------
Cash flows from financing activities:
  Net proceeds from the issuance of
     Series A preferred stock........      848,440        962,203             --           1,810,643
  Net proceeds from the issuance of
     Series B preferred stock........           --             --      1,150,000           1,150,000
  Net proceeds from the issuance of
     common stock....................      887,047     30,253,443             --          32,294,683
  Net proceeds from the exercise of
     stock options...................       20,000             --         15,304              35,304

                                                                                       FOR THE PERIOD
                                           FOR THE YEARS ENDED DECEMBER 31,            OCTOBER 5,1993
                                       -----------------------------------------   (DATE OF INCEPTION) TO
                                          1996           1997           1998         DECEMBER 31, 1998
                                       -----------   ------------   ------------   ----------------------
  Net proceeds from the exercise of
     warrants........................           --         30,000        205,937             235,937
  Net proceeds from the issuance of
     debentures......................           --             --      3,125,000           3,125,000
  Net proceeds from the issuance of
     notes payable...................    2,300,000             --             --           2,550,000
  Repayments of notes payable........     (250,000)    (2,300,000)      (144,661)         (2,694,661)
  Proceeds from the issuance of notes
     payable to related parties......      170,000             --             --             716,223
  Repayments of notes payable to
     related parties.................     (135,000)      (199,000)            --            (364,000)
  Debt issuance costs................     (258,131)            --             --            (258,131)
  Principal payments on capital
     leases..........................      (12,005)      (141,452)      (702,926)           (856,383)
                                       -----------   ------------   ------------        ------------
     Net cash provided by financing
       activities....................    3,570,351     28,605,194      3,648,654          37,744,615
                                       -----------   ------------   ------------        ------------
Net increase (decrease) in cash and
  cash equivalents...................      536,750     17,576,193    (18,190,902)              8,532
Cash and cash equivalents, at
  beginning of year..................       86,491        623,241     18,199,434                  --
                                       -----------   ------------   ------------        ------------
Cash and cash equivalents, at end of
  year...............................  $   623,241   $ 18,199,434   $      8,532        $      8,532
                                       ===========   ============   ============        ============
Supplemental disclosure of cash flow
  information:
Interest paid........................  $    57,628   $    115,739   $     94,272        $    280,777
Supplemental disclosure of non-cash
  investing and financing activities:
     Conversion of notes
       payable-related parties and
       Accrued interest into common
       stock.........................           --             --             --        $    352,223
     Capital lease obligations.......  $    53,158   $    347,950   $    718,504        $  1,119,612
     Reclassification of inventory to
       fixed assets..................           --   $    354,304   $     32,225        $     32,225
     Current asset financed by
       issuance of note payable......           --             --   $    230,063        $    230,063
     Dividend on preferred stock.....                               $     23,958        $     23,958
     Accounts payable transferred to
       notes payable.................                               $     40,141        $     40,141

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

                         OBJECTIVE COMMUNICATIONS, INC.

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

5% CUMULATIVE CONVERTIBLE SERIES B PREFERRED STOCK

     In August 1998, the Company issued to certain unaffiliated investors in a private placement 209,091 shares of 5% Cumulative Convertible Series B Preferred Stock, par value $.01 per share (the "Series B Preferred Stock"), and warrants to purchase an aggregate of 7,467 shares of Common Stock at an exercise price of $42.00 per share which were valued at $94,000 (the "Series B Warrants"). The shares of Series B Preferred Stock and the Series B Warrants were issued at an original exercise price of $5.50 per share, resulting in gross proceeds to the Company of $1.15 million. Dividends accrue at 5% annually, are cumulative, and are payable in additional shares of Series B Preferred Stock. The Company sold and issued such securities in reliance on an exemption from registration provided by Section 4(2) of the Securities Act of 1933, Regulation D and Rule 506.

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

                         OBJECTIVE COMMUNICATIONS, INC.

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

                         OBJECTIVE COMMUNICATIONS, INC.

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

                           SUMMARY COMPENSATION TABLE

                                                                                       LONG TERM
                                                                                      COMPENSATION
                                                            ANNUAL COMPENSATION          AWARDS
                                                            --------------------       SECURITIES
            NAME AND PRINCIPAL POSITION              YEAR    SALARY      BONUS     UNDERLYING OPTIONS
            ---------------------------              ----   ---------   --------   ------------------
James F. Bunker(1)
President & Chief Executive Officer................  1998   $ 93,151    $   -0-          14,285
Roger A. Booker                                      1998   $105,000    $   -0-           6,428
Vice President, Operations.........................  1997   $ 85,000    $45,000           5,000
Robert H. Emery                                      1998   $105,000    $   -0-           9,285
Vice President, Administration and Finance.........  1997   $ 90,000    $45,000           5,000
Steven A. Rogers(2)
Chief Technology Officer and                         1998   $165,000    $   -0-           9,285
Vice President, Engineering........................  1997   $120,000    $60,000           7,142

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

                          STOCK OPTION GRANTS IN 1998

                                            NUMBER OF
                                            SECURITIES        PERCENT OF TOTAL
                                        UNDERLYING OPTIONS   OPTIONS GRANTED TO   EXERCISE PRICE   EXPIRATION
                 NAME                        GRANTED         EMPLOYEES IN 1998        ($/SH)          DATE
                 ----                   ------------------   ------------------   --------------   ----------
James F. Bunker.......................        14,285(1)             9.8%              $38.50        07/12/08
Roger A. Booker.......................         6,428(2)             4.4%              $92.75        05/27/08
Robert H. Emery.......................         6,428(2)             4.4%              $92.75        05/27/08
                                               2,857(3)             2.0%              $30.63        10/01/08
Steven A. Rogers......................         9,285(2)             6.4%              $92.75        05/27/08

---------------
(1) Options to purchase 7,143 shares vested on January 13, 1999, six months from the date of grant, and the remaining options to purchase 7,142 shares vest ratably on a monthly basis over the period from February 13, 1999 through July 13, 2000. Vesting of these options will accelerate in the event of a "change in control" of Objective Communications.

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

         AGGREGATED OPTION EXERCISES IN 1998 AND YEAR-END OPTION VALUES

                                                                      NUMBER OF
                                                                SECURITIES UNDERLYING
                                                               UNEXERCISED OPTIONS AT
                                                                  DECEMBER 31, 1998
                            NAME                              EXERCISABLE/UNEXERCISABLE
                            ----                              -------------------------
James F. Bunker.............................................             0/14,285
Roger A. Booker.............................................         4,108/12,533
Robert H. Emery.............................................         6,179/16,534
Steven A. Rogers............................................         3,808/16,190

EXECUTIVE EMPLOYMENT CONTRACTS

     We entered into an Employment and Consulting Agreement with Mr. Bunker as of July 13, 1998. The agreement is for a one-year term, unless earlier terminated or extended as provided in the agreement. At the conclusion of the initial term, the term may be extended by mutual agreement for additional successive one-month periods. If the aggregate term of employment is for less than two years, then the agreement provides that Mr. Bunker will provide us with consulting and advisory services for not fewer than two days per month through July 13, 2000. The agreement also provides for a base salary of $200,000 per year. Under the agreement, Mr. Bunker was granted stock options to purchase 14,285 shares of common stock at an exercise price of $38.50 per share, which was the fair market value of the common stock on the date the options were granted. The options are subject to certain vesting requirements. Mr. Bunker also has entered into a Confidentiality, Inventions and Noncompetition Agreement with Objective Communications.

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

     In August 1994, we granted options to purchase an aggregate of 28,568 shares of common stock ("Directors' Non-Qualified Options") to the persons then serving as our directors. The options are exercisable for a period of ten years from the date of grant, have an exercise price of $14.00 per share and vest 20% per year on each of the first, second, third, fourth and fifth anniversaries of the date of grant. Directors may forfeit options if they do not meet certain performance requirements. As of December 31, 1998, Directors' Non-Qualified Options to purchase 21,427 shares of common stock were vested, Directors' Non-Qualified Options to purchase 1,428 shares of common stock had been exercised and Directors' Non-Qualified Options to purchase 714 shares of common stock had been forfeited.

     In April 1997, we granted options to purchase an aggregate of 9,224 shares of common stock under the 1996 Stock Incentive Plan to the persons then serving as our directors (other than Mr. Steven A. Rogers). The options are exercisable for a period of five years from the date of grant, have an exercise price of $46.38 per share and vest ratably on each of the first, second and third anniversaries of the date of grant. Directors may forfeit options if they do not meet certain performance requirements. As of December 31, 1998, 3,075 of these options were vested, and 609 had been forfeited.

     In May 1998, we granted options to purchase an aggregate of 12,780 shares of common stock under the 1996 Stock Incentive Plan to the persons then serving as our directors (other than Mr. Steven A. Rogers). The options are exercisable for a period of five years from the date of grant, have an exercise price of $92.75 per share and vest ratably on each of the first, second and third anniversaries of the date of grant. Directors may forfeit options if they do not meet certain performance requirements. As of December 31, 1998, none of these options were vested and 1,285 had been forfeited.

     The compensation committee of the Board of Directors will meet annually to determine option grants to the directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 31, 1999, by (i) all persons known by us to beneficially own 5% or more of the outstanding shares of common stock,
(ii) each current director, (iii) each of the Named Executive Officers, and (iv) all of our current directors and executive officers, as a group. Unless otherwise noted, each stockholder named has sole voting and investment power with respect to such shares, subject to community property laws where applicable.

                  NAME OF BENEFICIAL OWNER                    NUMBER OF SHARES   PERCENT(1)
                  ------------------------                    ----------------   -----------
Anthony M. Agnello(2).......................................          994              *%
Roger A. Booker(3)..........................................        5,775              *
James F. Bunker(4)..........................................       14,444            1.5
Eugene R. Cacciamani(5).....................................        5,389              *
Marc S. Cooper(6)...........................................       35,746            3.5
Robert H. Emery(7)..........................................       11,964            1.2
Richard S. Friedland(8).....................................           --             --
Steven A. Rogers(9).........................................      141,414           14.3
John B. Torkelsen(10).......................................       59,973            6.0
All directors and executive officers as a group
  (11 persons)(11)..........................................      275,699           25.7%

---------------
   * Less than one percent

 (1) Applicable percentage of ownership as of March 31, 1999, is based on 982,991 shares of common stock outstanding. Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission. For each beneficial owner, shares of common stock subject to options or warrants exercisable within 60 days of March 31, 1999 are deemed outstanding. Figures for ownership exclude shares issuable upon exercise of the convertible debentures upon consummation of the proposed public offering.

 (2) The address of Mr. Agnello is c/o Objective Communications, Inc., 50 International Drive, Portsmouth, New Hampshire 03801. Consists of 994 shares of common stock issuable upon exercise of options.

 (3) The address of Mr. Booker is c/o Objective Communications, Inc., 50 International Drive, Portsmouth, New Hampshire 03801. Consists of 5,775 shares of common stock issuable upon exercise of options. Excludes shares of common stock issuable upon conversion of outstanding 5% convertible debentures, of which Mr. Booker owns $5,000 original principal amount.

 (4) The address of Mr. Bunker is c/o Objective Communications, Inc., 50 International Drive, Portsmouth, New Hampshire 03801. Includes 8,730 shares of common stock that may be acquired upon exercise of outstanding options and 5,714 shares of common stock purchased in the February 1999 private placement by a limited partnership controlled by Mr. Bunker. Excludes shares of common stock issuable upon conversion of outstanding 5% convertible debentures, of which Mr. Bunker beneficially owns, through a limited partnership, $25,000 original principal amount.

 (5) The address of Dr. Cacciamani is c/o Objective Communications, Inc., 50 International Drive, Portsmouth, New Hampshire 03801. Includes 3,961 shares of common stock issuable upon exercise of options. Excludes shares of common stock issuable upon conversion of outstanding 5% convertible debentures, of which Dr. Cacciamani owns $10,000 original principal amount.

 (6) The address of Mr. Cooper is c/o Objective Communications, Inc., 50 International Drive, Portsmouth, New Hampshire 03801. Includes 25,714 shares and 8,928 shares of common stock that may be acquired upon exercise of options held by Barington Capital Group, L.P. ("Barington") that are currently exercisable. Also includes 1,104 shares of common stock issuable upon the exercise of options held by

     Mr. Cooper that are currently exercisable. Excludes shares of common stock issuable upon conversion of outstanding 5% convertible debentures, of which Mr. Cooper owns $25,000 original principal amount. We granted Barington an option to purchase 25,714 shares of our common stock in connection with our initial public offering in April 1997 and an option to purchase 17,857 shares of our common stock in December 1997 as compensation for investment banking services. The latter option vests over two years. Mr. Cooper is the Vice Chairman of Barington. Mr. Cooper also is a stockholder in LNA Capital Corp., the corporate general partner of Barington. Includes options to acquire 3,857 shares of common stock which Cross Connect, L.L.C. has the right to acquire from Barington under certain conditions. Cross Connect, L.L.C. is not affiliated with Barington or Mr. Cooper, and Mr. Cooper disclaims beneficial ownership of the 3,857 shares of common stock that may be acquired upon exercise of such options.

 (7) The address of Mr. Emery is c/o Objective Communications, Inc., 50 International Drive, Portsmouth, New Hampshire 03801. Includes 833 shares of common stock issuable upon exercise of warrants and 8,989 shares of common stock issuable upon exercise of options. Excludes shares of common stock issuable upon conversion of outstanding 5% convertible debentures, of which Mr. Emery owns $25,000 original principal amount.

 (8) The address of Mr. Friedland is c/o Objective Communications, Inc., 50 International Drive, Portsmouth, New Hampshire 03801.

 (9) The address of Mr. Rogers is c/o Objective Communications, Inc., 50 International Drive, Portsmouth, New Hampshire 03801. All of the shares of common stock owned by Mr. Rogers are pledged to Merrill Lynch Credit Corporation to secure certain obligations. Includes 2,380 shares of common stock issuable upon exercise of warrants and 6,189 shares of common stock issuable upon exercise of options.

(10) The address of Mr. Torkelsen is c/o Objective Communications, Inc., 50 International Drive, Portsmouth, New Hampshire 03801. Includes (i) 947 shares of common stock issuable upon the exercise of options; (ii) 40,082 shares of common stock beneficially owned by Princeton Venture Research, Inc. ("PVR"), of which Mr. Torkelsen is the President and majority stockholder, and which are pledged to BT Alex. Brown to secure certain obligations; (iii) 15,373 of common stock that may be acquired upon the exercise of warrants beneficially owned by PVR; and (iv) 2,857 shares of common stock owned by Pamela Torkelsen, Mr. Torkelsen's wife, and 714 shares of common stock that may be acquired upon the exercise of warrants beneficially owned by Pamela Torkelsen. Mr. Torkelsen disclaims beneficial ownership of common stock and warrants owned by Mrs. Torkelsen.

(11) Includes 71,331 shares of common stock issuable to executive officers and directors upon exercise of currently exercisable options and 19,300 shares of common stock issuable to executive officers and directors upon exercise of outstanding warrants. Excludes an estimated 24,887 shares of common stock issuable to executive officers and directors upon conversion of outstanding convertible debentures.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATED PARTY LOANS

     The following is a description of loan transactions of $60,000 or more between Objective Communications and its directors, executive officers and 5% or greater stockholders (or members of their families) since February 1997.

     In April 1996, Clifford M. Kendall, then Chairman of the Board of Directors, loaned us $100,000 in aggregate principal amount, on which interest accrued quarterly at a fixed rate of 7% per year. We repaid the principal amount of and accrued interest on the loan after our initial public offering of common stock was completed in April 1997. In July 1997, Mr. Kendall exercised an option granted by Mr. Steven A. Rogers and purchased 7,142 shares of common stock from Mr. Rogers at an exercise price of $14.00 per share.

     Mr. Rogers, our founder, Chief Technology Officer and Vice President, Engineering and a director of Objective Communications, loaned us an aggregate of $30,000 during 1995 and an additional $70,000 during 1996. The loans accrued interest at a fixed rate of 7% per year. The principal amount of and accrued interest on the loans were repaid in full in April 1997. As an inducement to extend the loans to us, we also issued to

Mr. Rogers warrants to purchase an aggregate of 2,380 shares of common stock. The warrants have an exercise price of $28.00 per share and are exercisable for a period of five years from the date of issuance. We paid all loans outstanding to Mr. Rogers in full in April 1997 upon the completion of our initial public offering.

     On January 8, 1999, a limited partnership controlled by Mr. Bunker made a loan to us to permit us to continue operations. The principal amount of the loan made by Mr. Bunker was $100,000. The principal amount of the loan was converted into units in the February 1999 private placement. The purchase of securities made by Mr. Bunker in the February 1999 private placement was made on the same terms and conditions as unaffiliated third parties purchasing units in the offering. We will use a portion of the net proceeds from the proposed public offering to repay the notes issued in the February 1999 private placement, including the note held by Mr. Bunker.

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

  Barington Capital Group, L.P.

     Barington acted as underwriter of our initial public offering of common stock completed in April 1997, for which it received underwriting discounts and commissions of approximately $1,100,000. In addition, Barington received a non-accountable expense allowance of $341,550, and was issued an option to purchase 25,714 shares of common stock. That option is exercisable until April 8, 2002 at an exercise price of $63.53 per share. Barington also served as an underwriter of our follow-on offering of common stock completed in October 1997, for which it received underwriting fees and commissions of approximately $500,000. Mr. Marc S. Cooper, a director of the Company, is the Vice Chairman of Barington.

     In December 1997, we granted Barington an option to acquire 17,857 shares of common stock at an exercise price of $96.67 per share, the fair market value of the common stock on the date of grant. The option was granted as consideration for business and financial services to be provided to us over a two-year period, including investment banking services and consulting services relating to mergers and acquisitions.

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

Date: July 21, 1999
                                          OBJECTIVE COMMUNICATIONS, INC.
                                          (Registrant)

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