Form 10QSB
period 1999-06-30
OBJECTIVE COMMUNICATIONS INC
filed 1999-08-16
CIK 944310

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1999

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

APPLICATION ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of August 13, 1999: 8,812,141

Transitional Small Business Disclosure Format (check one):

     Yes  X   No
         ---     ---

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         OBJECTIVE COMMUNICATIONS, INC.
                        (A Development Stage Enterprise)
                                 Balance Sheets

                                                      ASSETS
                                                                                                     June 30,        December 31,
                                                                                                       1999              1998
                                                                                                       ----              ----
Current assets:                                                                                     (Unaudited)
Cash and cash equivalents                                                                         $   8,350,927    $        8,532
Accounts receivable, less allowance for doubtful accounts of $ -0- and $22,246
      at June 30, 1999 and December 31, 1998, respectively                                            1,033,919           184,670
Inventory                                                                                             6,421,769         5,793,801
Other current assets                                                                                    247,842           250,709
                                                                                                  --------------   ---------------
Total current assets                                                                                 16,054,457         6,237,712

Property and equipment, net                                                                           2,244,270         3,096,752
Trademarks and patents, less accumulated amortization of $ 30,241 and
      $ 22,660 at June 30, 1999 and December 31, 1998, respectively                                     226,063           200,204
Other assets                                                                                             70,404            88,321
                                                                                                  --------------   ---------------
                                                                                                  $  18,595,194    $    9,622,989
                                                                                                  ==============   ===============
                                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Notes payable                                                                                     $      40,131    $      125,543
Subordinated convertible debentures                                                                           -         3,200,674
Accounts payable                                                                                      1,961,514         6,748,538
Deferred revenue                                                                                              -            40,000
Accrued liabilities                                                                                     999,929           841,526
Current portion of long term debt                                                                       743,322                 -
Obligations under capital lease, current portion                                                        101,079           187,220
                                                                                                  --------------   ---------------

Total current liabilities                                                                             3,845,975        11,143,501

Obligations under capital lease                                                                          38,967            76,008
Long term debt                                                                                        2,634,081                 -

Commitments

Stockholders' equity (deficit):

Series B Convertible Preferred Stock, par value $.01, 954,545 shares authorized;
none and 209,091 issued and outstanding at June 30, 1999 and December 31, 1998,
respectively                                                                                                  -         1,173,958

Common stock, par value $.01, 30,000,000 shares authorized; 8,812,141 and  820,147 issued and
outstanding at June 30, 1999 and December 31, 1998, respectively                                         88,121             8,201

Additional paid-in capital                                                                           56,936,015        36,770,004

Deficit accumulated during development stage                                                       (44,947,965)      (39,548,683)
                                                                                                  --------------   ---------------

Total stockholders' equity (deficit)                                                                 12,076,171       (1,596,520)
                                                                                                  --------------   ---------------

                                                                                                  $  18,595,194    $    9,622,989
                                                                                                  ==============   ===============

   The accompanying notes are an integral part of these financial statements.

                         OBJECTIVE COMMUNICATIONS, INC.
                        (A Development Stage Enterprise)
                            Statements of Operations
                                   (Unaudited)
                                   -----------

                                                 For the three months ended    For the six months ended      For the period
                                                           June 30,                      June 30,            October 5, 1993
                                                                                                            (date of inception)
                                                     1999            1998          1999          1998        to June 30, 1999
                                                     ----            ----          ----          ----        ----------------
Revenues - equipment                            $     749,968   $          -   $  1,405,425   $     110,505   $     2,346,343
Revenues - services                                   460,070              -        460,070               -           780,429
                                                -------------   ------------   ------------   -------------   ---------------
Total revenues                                      1,210,038              -      1,865,495         110,505   $     3,126,772
                                                -------------   ------------   ------------   -------------   ---------------

Cost of sales - equipment                             319,818              -        688,520          64,304         1,402,682
Cost of sales - services                              147,021              -        147,021               -           227,087
                                                -------------   ------------   ------------   -------------   ---------------
Cost of sales                                         466,839              -        835,541          64,304         1,629,769
                                                -------------   ------------   ------------   -------------   ---------------

Gross margin                                          743,199              -      1,029,954          46,201         1,497,003
                                                -------------   ------------   ------------   -------------   ---------------

Operating expenses:
       Research and development                       876,174      4,616,462      1,699,418       7,233,050        21,911,070
       Selling, general and administrative            870,736      2,697,879      1,994,391       4,439,223        17,614,450
       Depreciation and amortization                  293,784        572,043        587,682         970,050         3,880,796
                                                -------------   ------------   ------------   -------------   ---------------

                 Total operating expenses           2,040,694      7,886,384      4,281,491      12,642,323        43,406,316
                                                -------------   ------------   ------------   -------------   ---------------

Loss from operations                              (1,297,495)    (7,886,384)    (3,251,537)    (12,596,122)      (41,909,313)
Interest (income) expense, net                      1,687,168       (32,659)      2,147,745       (198,698)         2,631,755
                                                -------------   ------------   ------------   -------------   ---------------

Net loss                                          (2,984,663)    (7,853,725)    (5,399,282)    (12,397,424)   $  (44,541,068)
                                                -------------   ------------   ------------   -------------   ---------------
Cumulative Series B dividend                          (8,297)              -      ( 22,672)               -
                                                -------------   ------------   ------------   -------------
Net loss attributable to common stockholders    $( 2,992,960)   $(7,853,725)   $(5,421,954)   $(12,397,424)
                                                =============   ============   ============   =============

Net loss per common share -basic and
         diluted                                $      (1.54)   $     (9.62)   $     (3.78)   $     (15.24)
                                                =============   ============   ============   =============

Weighted average shares outstanding -
         basic and diluted                          1,944,127        816,480      1,433,186         813,744
                                                =============   ============   ============   =============

   The accompanying notes are an integral part of these financial statements.

                         OBJECTIVE COMMUNICATIONS, INC.
                        (A Development Stage Enterprise)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                               For the period
                                                                                                               October 5, 1993
                                                                                Six months ended June 30,   (Date of inception) to
                                                                                1999              1998          June 30, 1999
                                                                                ----              ----           -------------
Cash flows from operating activities:
    Net loss                                                                    $(5,399,282)    $(12,397,424)   $(44,541,068)
    Adjustments to reconcile net loss to net cash
             used in operating activities:
     Depreciation                                                                    580,101          965,193       3,597,090
     Amortization                                                                      7,581            4,858         283,705
     Interest expense related to issuance of warrants                                 23,745                -         730,534
     Interest expense accrued on  debentures                                          74,649                -         150,323
     Amortization of debt discount                                                 1,270,214                -       1,270,214
     Amortization of debt issuance costs                                             472,313                -         472,313
     Non-cash compensation expense                                                   281,844          281,844       1,185,697
     Stock issued in exchange for services rendered                                        -                -          55,834
     Other non-cash charges                                                                -                -          18,819

     Changes in operating assets and liabilities:
         Accounts receivable                                                       (849,249)                -     (1,033,919)
         Other current assets                                                       (26,000)          367,812        (46,646)
         Inventory                                                                   472,032      (6,430,104)     (5,353,994)
         Trademarks and patents                                                     (33,440)         (64,071)       (256,304)
         Other assets                                                                      -         (17,447)        (83,654)
         Accounts payable                                                        (1,295,698)        4,274,815       5,492,981
         Deferred revenue                                                           (40,000)         (38,262)               -
         Accrued liabilities                                                         340,081        (137,561)       1,181,607
                                                                                ------------    -------------   -------------

                         Net cash used in operating activities                   (4,121,109)     (13,190,347)    (36,876,468)
                                                                                ------------    -------------   -------------

Cash flows from investing activities:
    Proceeds from sale of property and equipment                                      80,580                -          85,580
    Proceeds from sale of leasehold improvements                                           -        1,470,000       1,470,000
    Purchase of property and equipment                                                     -      (3,636,549)     (6,455,724)
                                                                                ------------    -------------   -------------

                         Net cash provided by (used in) investing activities          80,580      (2,166,549)     (4,900,144)
                                                                                ------------    -------------   -------------

Cash flows from financing activities:
    Net proceeds from the issuance of Series A Preferred Stock                                -                -       1,810,643
    Net proceeds from the issuance of Series B Preferred Stock                                -                -       1,150,000
    Net proceeds from the issuance of common stock                                   14,220,814          221,240      46,515,497
    Net proceeds from the issuance of representative's purchase option                      100                -             100
    Net proceeds from the exercise of stock options                                           -                -          35,304
    Net proceeds from the exercise of warrants                                                -                -         235,937
    Net proceeds from the issuance of debentures                                              -                -       3,125,000
    Net proceeds from the issuance of notes payable                                           -                -       2,550,000
    Net proceeds from the issuance of unsecured promissory notes and common stock     2,395,604                -       2,395,604
    Repayment of unsecured promissory notes                                         (2,850,000)                      (2,850,000)
    Repayment of notes payable                                                         (85,412)         (62,715)     (2,780,073)
    Repayment of long term debt                                                     (1,175,000)                -     (1,175,000)
    Proceeds from the issuance of notes payable to related parties                       36,000                -         752,223
    Repayment of notes payable to related parties                                      (36,000)                -       (400,000)
    Debt issuance costs                                                                                        -       (258,131)
    Principal payments on capital leases                                              (123,182)        (357,280)       (979,565)
                                                                                   ------------    -------------   -------------

                         Net cash provided by (used in) financing activities         12,382,924        (198,755)      50,127,539
                                                                                   ------------    -------------   -------------

Net increase (decrease) in cash and cash equivalents                                  8,342,395     (15,555,651)       8,350,927

Cash and cash equivalents, at beginning of period                                         8,532       18,199,434               -
                                                                                   ------------    -------------   -------------

Cash and cash equivalents, at end of period                                        $  8,350,927    $   2,643,783   $   8,350,927
                                                                                   ============    =============   =============

Supplemental disclosure of non-cash investing and financing activities: See Note 8.

   The accompanying notes are an integral part of these financial statements.

                         OBJECTIVE COMMUNICATIONS, INC.
                        (A Development Stage Enterprise)
                          Notes To Financial Statements
                                   (Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed financial statements of Objective Communications, Inc. (the "Company") as of June 30, 1999 and for the three and six months ended June 30, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such financial statements contain all adjustments consisting only of normal recurring entries, necessary to present fairly the financial position of the Company as of June 30, 1999 and the results of operations for the three and six months ended June 30, 1999 and 1998. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended and as of December 31, 1998 included in the Objective Communications, Inc. Annual Report on Form 10-KSB/A, as filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Certain prior year items have been reclassified to conform to the current period's format. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the entire year.

A one share for seven shares reverse stock split of the issued and outstanding common stock of the Company became effective on April 14, 1999. The reverse stock split had previously been approved by the Board of Directors and stockholders of the Company. All references throughout these financial statements to number of shares and per share information have been restated to reflect this reverse stock split. The number of shares as restated to reflect the reverse stock split has not been adjusted to give effect to the cashing out of fractional shares in prior periods.

2. Net Loss Per Share

The Company computes basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share." Net loss per common share is based on the weighted average number of common shares and dilutive common share equivalents outstanding during the periods presented. Basic earnings (loss) per share are calculated by dividing net income (loss) by the weighted average shares outstanding. Diluted earnings (loss) per share reflect the dilutive effect of stock options and warrants and are presented only if the effect is not anti-dilutive. As the Company incurred losses for all periods, there is no difference between basic and diluted earnings per share. Had options and warrants been included in the computation, shares for the diluted computation would have increased by 313,848 and 5,952,318 as of June 30, 1998 and 1999, respectively.

3. Income Taxes

The Company did not record a provision for income taxes for the three and six months ended June 30, 1999 and 1998 since the Company had net operating losses during each of those periods. The Company recorded a full valuation allowance against the net deferred tax asset generated primarily from its net operating loss carryforwards.

4. Inventory

   Inventory consisted of the following at:

                                          June 30,      December 31,
                                            1999            1998
                                            ----            ----
                                         (Unaudited)
Raw Materials                             $5,612,262     $5,750,733
Finished Goods                               809,507         43,068
                                         -----------     ----------
                                          $6,421,769     $5,793,801
                                         ===========     ==========

5. Debt

Subordinated convertible debentures. In accordance with letter agreements reached with the holders of the subordinated convertible debentures in May 1999, the principal amount of and accrued interest on the Company's outstanding 5% Convertible Debentures due 2003, originally issued in July 1998, automatically converted to 873,415 shares of common stock at a conversion price of $3.75 per share on June 18, 1999, the date on which the Company completed a $15 million public offering of units.

Sanmina Note. In January 1999, the Company converted outstanding accounts payable to Sanmina Corporation of $3,200,000 and $1,100,000, the latter representing the value of inventory and materials located at a subcontract manufacturer, to a $4,300,000 three-year term note accruing interest at 7% per year. The Company paid Sanmina $1,100,000 in principal on the note in June 1999 upon completion of its public offering of units and Sanmina transferred to the Company the title to the inventory and materials located at Sanmina. During the first year, the note requires interest-only payments, in arrears, semi-annually, beginning in July 1999. Thereafter, the Company will amortize the remaining principal and interest in equal monthly payments over the remaining life of the note.

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

Legal Counsel Note. In January 1999, the Company also converted $375,000 of outstanding accounts payable to legal counsel to a two-year term loan accruing interest at 7% per year. The Company has paid $75,000 of the principal balance of this note through June 1999. The Company is obligated to make two semi-annual interest-only payments commencing in July 1999. Commencing in February 2000, the Company will commence making twelve equal monthly payments to fully amortize the remaining balance of the note.

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

The following table details the principal payments on long term debt remaining to be paid:

                                                                        PRINCIPAL
                                                                        PAYMENTS
                                                                       -----------

July 1 1999 to December 31, 1999                                       $         -
2000                                                                     1,660,873
2001                                                                     1,839,127
                                                                       -----------
Total remaining principal of long term debt as of June 30, 1999          3,500,000
Unamortized debt discount as of June 30, 1999                            (122,597)
                                                                       -----------
Total long term debt as of June 30, 1999                               $ 3,377,403
                                                                       ===========

Private Placement of Units. In February 1999, the Company completed a private placement of 28.5 units of unsecured promissory notes with a principal amount of $2,850,000 and 160,701 shares of common stock, from which the Company received net proceeds of approximately $2,396,000. The notes accrued interest at 10% per year. Two principal officers of the Company invested a total of $125,000 in units and were issued unsecured promissory notes with an aggregate original principal amount of $125,000, and 4,999 shares of common stock. The principal and accrued interest thereon, amounting to $2,955,000, were repaid to the note holders in June 1999.

An independent appraisal assigned a market value of $1,305,000 to the common stock issued in the February 1999 private placement. The Company has recorded the value of the common stock as a discount against the face amount of the unsecured promissory notes and will amortize the value over the life of the notes. In the quarter ended June 30, 1999, two participants in the February 1999 private placement were required to return to the Company a total of 4,284 shares of common stock, valued at $34,786. The Company amortized a total of $1,270,214 to interest expense in the first half of 1999 as a result of the repayment of the note in June

1999.

6. Series B Preferred Stock

Upon completion of the Company's public offering of units in June 1999, the 209,091 outstanding shares of the Company's Series B Convertible Preferred Stock, and accreted dividends thereon, automatically converted to 62,162 shares of common stock at a conversion price of $19.75 per share.

7. Public Offering of Units

In June 1999, the Company completed a public offering of 2,000,000 units from which it received net proceeds of approximately $12.2 million, net of costs of the offering. Each unit consists of three shares of common stock and two warrants to purchase common stock at an exercise price of $4.00 per share. Also in June, the underwriters exercised their 15% overallotment option and purchased an additional 300,000 units, yielding an additional $2.0 million net proceeds to the Company.

8. Non-cash Transactions

The following non-cash transactions occurred in the periods indicated:

                                                                                                       For the period
                                                                                                       October 5, 1993
                                                                        Six months ended June 30,   (Date of inception) to
                                                                        1999             1998           June 30, 1999
                                                                        ----             ----           -------------
                                                                     (Unaudited)      (Unaudited)        (Unaudited )
Current asset financed by issuance of note payable                 $         -                 $           $230,063
                                                                                         230,063
Capital lease obligations                                                    -           701,640          1,119,612
Dividend on preferred stock                                             22,672                 -             46,630
Conversion of notes payable to related parties and accrued
     interest to common stock                                                -                 -            352,223
Conversion of preferred stock to common stock                        1,196,630                 -          1,196,630
Conversion of subordinated debentures to common stock                3,275,323                 -          3,275,323
Reclassification of inventory to fixed assets                                -            32,225             32,225
Accounts payable transferred to notes payable                                -                 -             40,141
Accounts payable transferred to long term debt                       3,575,000                 -          3,575,000
Common stock issued with private placement                           1,270,214                 -          1,270,214
Warrants issued with long term debt                                    146,342                 -            146,342
Inventory financed with long term debt                               1,100,000                 -          1,100,000
Equity financing costs in prepaid expenses                              28,867                               28,867
Equity financing costs financed in accounts payable                     93,797                 -             93,797
Reduction in accrued liabilities due to sale of fixed assets           181,678                 -            181,678
Cost of fixed assets sold - net                                        262,258                 -            262,258
Vendor credit issued against formerly recorded fixed asset              10,123                 -             10,123
Debt issuance costs in other assets - net                               17,917                 -             17,917

9. Listing of Company Securities on the Nasdaq

     Due to the Company's financial condition, in May 1999, the Nasdaq determined that listing of the Company's common stock should be transferred from The Nasdaq National Market to The Nasdaq SmallCap Market and would trade conditionally on the Nasdaq SmallCap pursuant to an exception from certain of the listing requirements. All conditions of the exception, including a public filing with the SEC and Nasdaq evidencing a minimum of $9,000,000 in net tangible assets, were met immediately after the closing of the Company's public offering in June 1999. The Company's common stock and units currently are listed on The Nasdaq SmallCap Market.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements contained in this Quarterly Report on Form 10-QSB, other than historical financial information, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements involve known and unknown risks, uncertainties or other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Factors that might cause such a difference include risks and uncertainties related to our dependence on the emerging market for video broadcast, retrieval and conferencing, development of additional products, protection of our intellectual property, limited marketing experience, limited number of customers, and the need for additional personnel, as well as risks and uncertainties associated with our growth strategy, technological changes and competitive factors affecting us. We urge you to read the "Risk Factors" section of our Prospectus dated June 15, 1999, filed with the Securities and Exchange Commission as part of our registration statement on Form SB-2 (No. 333-72429), for a more complete description of the risks that affect our business, financial condition and results of operations. A copy of that Prospectus is publicly available from the Securities and Exchange Commission's public reference rooms, or via the Edgar database on the Securities and Exchange Commission's website located at www.sec.gov.

In this Quarterly Report of Form 10-QSB, we refer to Objective Communications, Inc., a Delaware corporation as the Company, Objective Communications, "we", "ours" or "us." We refer to our investors as "you" or as "investors."

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

OVERVIEW

     Our financial results for the three and six months ended June 30, 1999 reflect the positive effects of our cost reduction program, the introduction of the first commercial version of the VidPhone(R) system, both of which occurred in the second half of 1998 and the increasing acceptance in the market of VidPhone system technology during the first half of 1999. We reported revenues of $1,210,038 in the second quarter of 1999, an increase of $554,581, or 85%, when compared with revenues reported in the first quarter of 1999. Total operating expenses in the second quarter of $2,040,694 were approximately $200,000, or 9%, lower than the first quarter of 1999. During the second quarter of 1999 we completed a public offering of units, each consisting of three shares of common stock and two redeemable common stock purchase warrants, from which we raised approximately $14.2 million. We are using the net proceeds of the offering to repay the unsecured promissory notes, to fund further research and development, sales and marketing and customer support activities, to repay certain outstanding indebtedness and other obligations, to invest in capital equipment, to pay overdue amounts on capital lease obligations, and for working capital and general corporate purposes. The Company believes that the resulting financial stability contributed to the willingness of commercial customers to invest in VidPhone systems during the second quarter of 1999. We believe that our first and second quarter results reflect continuing positive achievements toward our goal of broad commercial acceptance of our VidPhone system and its technology.

     Objective Communications was formed in 1993 to design, develop and market full motion, high resolution, cost-effective video network systems, VidPhone systems. Users of the VidPhone video network system can view broadcast video, participate in multi-party videoconferences and, with the July introduction of Release 1.5 of our VidPhone, users are also able to retrieve and view stored video on demand. Within major buildings or campuses of buildings, our VidPhone system distributes video to and from desktop or laptop personal computers and conference rooms configured with a VidPhone station, over the same wiring used by the telephone eliminating requirements for rewiring. The system also provides for numerous interconnections with the wide area network (WAN).

     Our operations focused on research and development until we shipped our first commercial VidPhone system in the third quarter of 1998. Since shipping the first commercial VidPhone system, we have focused on sales and marketing of our product and customer support, while continuing to enhance our product's development. To date we have not generated significant revenues from the sales of VidPhone systems.

     In July 1998, we began a significant restructuring of our operations, including changes in senior management. We hired James Bunker, who has extensive experience "turning-around" businesses, as our President and Chief Executive Officer. We shipped the first commercial version of our VidPhone system in August 1998. To lower our operating expenses, in July 1998, we reduced the number of our employees to approximately 90 from approximately 135. Since July 1998, we have reduced our staff by approximately 35 additional people. We also implemented new cash management and expense policies. We believe that these changes will reduce our total operating expenses in 1999 by approximately 50% compared to 1998.

     Our first commercial VidPhone system included Release 1.4 of our VidPhone software. Release 1.4 added features to the VidPhone system, including asynchronous transmission mode (ATM) and enhanced integrated services digital network (ISDN) wide area connectivity. Release 1.5 was available in late July of 1999. Release 1.5 added additional features to our VidPhone system, including the video server and enhancements to the VidPhone gateways. VidPhone gateways can be used to connect VidPhone systems or a VidPhone system and another vendor's video network across a wide area network. Our video server, the VidServer, will permit VidPhone users access to and control of stored video on demand. Release 1.5 of our VidPhone system offers a complete video network system providing the three basic video functions to users: broadcast video, videoconferencing, and retrieval of stored video.

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

     For the remainder of 1999, we intend to focus on sales and marketing of the VidPhone system, and continuing product development to meet customer demands for new functionality and to lower costs. Specifically, we intend to: (i) use current strategic and reseller arrangements to increase sales of the VidPhone system and create brand name recognition of our product, (ii) distribute the VidPhone system through established distribution channels, (iii) position the VidPhone system as an enhancement to existing telephone and information systems,
(iv) develop our direct sales capabilities including the hiring of four new sales staff in July of 1999, and (v) continue engineering on our VidPhone system to refine and improve current functionality to meet new customer requirements and to lower costs through improved design. However, we cannot assure you that we will be able to meet these objectives. We plan to continue to subcontract all major manufacturing and production activities for the foreseeable future, but we will continue to retain test and quality assurance functions until all subcontractors are certified with respect to quality.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998

     Revenues. We recognized $1,210,000 in revenues during the three months ended June 30, 1999. We did not recognize any revenues in the comparable period in 1998. The revenues recognized in the second quarter of 1999 consisted of revenues related to equipment sales, $750,000, and services, $460,000. The services revenues were related to completed and accepted installation activities at one significant customer's multiple locations.

     Cost of sales. Cost of sales for the three months ended June 30, 1999 was approximately $467,000. We did not have any costs of sales in the comparable period of 1998 because we did not have any revenues. Of the costs of sales recognized in the sec-ond quarter of 1999, $320,000 was related to the cost of equipment sold in the quarter and $147,000 was related to the cost of providing installation services.

     Gross Margin on Sales. Overall gross margin on revenues recognized in the second quarter of 1999 was $743,000, yielding a gross margin percentage of 61%. Of this gross margin, $430,000 was derived from equipment sales, and $313,000 was derived from services revenues. The gross margin percentages achieved for equipment and services revenues were 57% and 68%, respectively. There was no gross margin generated in the second quarter of 1998.

     Research and Development. Research and development costs decreased to $876,000 in the three months ended June 30, 1999, from $4,616,000 in the comparable period of 1998, representing a decrease of approximately $3,740,000, or 81%. The overall decrease in costs is a result of our cost-reduction plan implemented in mid-1998. Approximately $896,000 of the reduction resulted from reduced staffing costs as overall staffing in the research and development departments declined from 59 at June 30, 1998 to 22 at June 30, 1999. We also reduced contract labor. Materials and supplies purchased to support research and development activities also decreased by approximately $1,945,000. In the three months ended June 30, 1998, we wrote-off approximately $600,000 of previously capitalized production department costs and increased our reserve for inventory obsolescence by $300,000, which increased materials and supplies included in research and development costs during the 1998 period by approximately $900,000. We did not incur any comparable costs in the three months ended June 30, 1999. The remainder of the reduction in materials and supplies related expenses was achieved as a result of our cost containment efforts. In addition, we reduced our use of rented or uncapitalized equipment, resulting in approximately $344,000 in cost reductions. Reduced usage of design, consulting, and testing services also contributed approximately $184,000 to the costs reductions during the three months ended June 30, 1999, compared to the same period in 1998. Allocated costs from service departments were reduced by approximately $207,000 as research and development benefited from cost reductions attained in those departments.

     Selling, General and Administrative Expenses. Selling, general, and administrative expenses decreased to approximately $871,000 during the three months ended June 30, 1999, from approximately $2,698,000 during the three months ended June 30, 1998, a decrease of approximately $1,827,000 or 68%. The decrease in selling, general and administrative expenses reflects the results of our cost reduction program implemented in mid-1998.

     Sales and marketing expenses decreased approximately $1,153,000 in the second quarter of 1999 compared to the same period of 1998. Approximately $350,000 of this reduction was due to lower marketing personnel costs, partially offset by an increase of approximately $7,000 in staffing costs related to sales. Approximately $285,000 of the reduction was due to reduced costs associated with advertising and trade-show attendance, and $16,000 was due to lower professional services fees. In the second quarter of 1998, the Company incurred a charge of $133,000 related to the cancellation of plans to open a new sales office in the metropolitan Washington, D.C. area. Approximately $131,000 of the reduction in costs was related to reduced costs of equipment shipped to demonstration and evaluation sites in the three months ended June 30, 1999 compared to the same period in 1998.

     Customer support costs decreased by approximately $268,000 in the three months ended June 30, 1999 compared to the same period in 1998. Approximately $78,000 of the decrease was due to lower staffing costs, $15,000 was due to a decline in travel costs, and $42,000 associated with reduced use of materials and uncapitalized tools and equipment. Approximately $100,000 of the reduction in customer service costs in the three months ended June 30, 1999 compared to the same period in 1998 was due to the allocation of a portion of customer service department costs to cost of scales-services.

     General and administrative costs declined by approximately $406,000 in the three months ended June 30, 1999 compared to the same period in 1998. General and administrative staff costs were reduced by approximately $127,000. We reduced professional services costs by approximately $108,000 and printing and production costs associated with production of investor relations materials by $79,000 in the three months ended June 30, 1999 compared to the same period in 1998. Overall costs allocated to the sales, general and administrative departments from service departments were reduced by $132,000.

     Depreciation and Amortization. Depreciation and amortization decreased to approximately $294,000 during the three months ended June 30, 1999, from $572,000 in the three months ended June 30, 1998, a decrease of approximately $278,000, or 49%. We use the accelerated depreciation method for book purposes and, accordingly, we experience higher levels of depreciation in the early years of depreciable assets' service lives. Also contributing to the overall reduction in depreciation expense was the disposition or retirement of assets held at one of our locations in January 1999.

     Net Interest (Income) Expense. We recorded approximately $1,687,000 of net interest expense in the three months ended June 30, 1999, compared to approximately $33,000 of net interest income in the comparable period of 1998. Interest expense totaled approximately $1,702,000 during the second quarter of 1999, compared to approximately $33,000 during the second quarter of 1998. Of the interest expense recorded in the 1999 period, approximately $1,542,000 was interest expense on the outstanding unsecured promissory notes, with an aggregate principal amount of $2,850,000, that we issued in a unit offering completed in February of 1999. Included in the interest expense recorded in connection with the unsecured promissory notes was approximately $1,072,000 of amortization of debt discount and $405,000 of amortization of debt issuance costs. In addition, during the second quarter of 1999, we incurred approximately $96,000 in interest expense related to long-term debt issued in connection with restructured vendor accounts payable (including $13,000 of amortization of debt discount), $34,000 in interest incurred on our outstanding 5% Convertible Debentures, which automatically converted to common stock in June 1999, and an additional $6,000 related to capital lease obligations.

     We earned approximately $11,000 in interest income during the second quarter of 1999, compared to $65,000 in interest income during the second quarter of 1998. The interest income recorded in the second quarter of 1999 was earned on the invested proceeds of the public offering of common stock that we completed in June 1999. We had lower average cash balances during the second quarter of 1999 available for investment compared to 1998 and accordingly earned less interest income.

     Net Loss. As a result of the foregoing factors, the net loss for the three months ended June 30, 1999 decreased to approximately $2,985,000, from $7,854,000 in the three months ended June 30, 1998, a decrease of approximately $4,869,000 or 62%.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998

     Revenues. We recognized $1,865,000 in revenues during the six months ended June 30, 1999 compared to $111,000 recognized in the comparable period in 1998. We recognized $1,405,000 of equipment sales in the first half of 1999 compared to $111,000 in the first half of 1998. Revenues related to installation services were $460,000 in the first half of 1999 compared to no service revenues earned in the comparable period of 1998.

     Cost of sales. Cost of sales for the six months ended June 30, 1999 was approximately $836,000 compared to $64,000 recognized in the comparable period of 1998. Of the cost of sales recognized in the first half of 1999, $689,000 was related to the cost of equipment and $147,000 was related to the cost of providing installation services. Cost of sales recorded in the first six months of 1998 was $64,000 relating entirely to equipment sales.

     Gross Margin on Sales. Overall gross margin on revenues recognized in the first six months of 1999 was $1,030,000 yielding a gross margin percentage of 55%. Of this gross margin, $717,000 was derived from equipment sales, and $313,000 was derived from services revenues. The gross margin percentages achieved for equipment and services revenues were 51% and 68%, respectively. The gross margin on sales recorded in the first six months of 1998 was $46,000, or a gross margin percentage of 42%.

     Research and Development. Research and development costs decreased to $1,699,000 in the six months ended June 30, 1999, from $7,233,000 in the comparable period of 1998, representing a decrease of approximately $5,534,000, or 77%. The overall decrease in costs is a result of our cost-reduction plan implemented in mid-1998. Approximately $1,489,000 of the reduction resulted from reduced staffing costs as overall staffing in the research and development departments declined from 59 at June 30, 1998 to 22 at June 30, 1999 and the use of contract labor was reduced. Materials and supplies purchased to support research and development activities also decreased by approximately $2,581,000. As discussed above, in the six months ended June 30, 1998, we wrote-off approximately $600,000 of previously capitalized production department costs and increased the reserve for inventory obsolescence by $600,000. We did not incur any comparable costs in the six months ended June 30, 1999. The remainder of the reductions in materials and supplies related expenses was achieved as a result of our cost containment efforts. In addition, we decreased our usage of rented or uncapitalized equipment, resulting in approximately $577,000 in cost reductions. Reduced usage of design, consulting, and testing services also contributed approximately $456,000 to the costs reductions during the six months ended June 30, 1999, compared to the same period in 1998. Allocated costs from service departments were reduced by approximately $310,000 as research and development benefited by cost reductions attained in those departments.

     Selling, General and Administrative Expenses. Selling, general, and administrative expenses decreased to approximately $1,994,000 during the six months ended June 30, 1999, from approximately $4,439,000 during the six months ended June 30, 1998, a decrease of approximately $2,445,000 or 55%. The decrease in selling, general and administrative expenses reflects the results of our cost reduction program implemented in mid-1998.

     Sales and marketing expenses decreased approximately $1,570,000 in the first half of 1999 as compared to the same period of 1998. Approximately $573,000 of this reduction was due to lower marketing personnel costs, partially offset by an increase of approximately $148,000 in staffing costs related to sales personnel. Approximately $96,000 of the decrease was attributable to a reduction in recruiting and relocation expenses in the first half of 1999 relative to the first half of 1998. Approximately $380,000 of the reduction was due to reduced costs associated with advertising and trade-show attendance, and $67,000 was due to lower professional services fees. In the first half of 1998, we incurred a charge of $133,000 related to the cancellation of plans to open a new sales office in the metropolitan Washington, D.C. area. Approximately $131,000 of the reduction in costs was related to reduced costs of equipment shipped to demonstration and evaluation sites in the six months ended June 30, 1999 compared to the same period in 1998.

     Customer support costs decreased by approximately $405,000 in the six months ended June 30, 1999 compared to the same period in 1998. Approximately $115,000 of the decrease was due to lower staffing costs, $62,000 was due to a decline in travel costs, and $128,000 associated with reduced use of materials and uncapitalized tools and equipment. Approximately $100,000 of the reduction in customer service costs in the six months ended June 30, 1999 compared to the same period in 1998 was due to the allocation of a portion of customer service department costs to cost of sales-services.

     General and administrative costs declined by approximately $470,000 in the six months ended June 30, 1999 compared to the same period in 1998. General and administrative staff costs were reduced by approximately $66,000. Recruiting and relocation expenses declined by approximately $34,000. We reduced professional services costs by approximately $74,000 and printing and production costs associated with production of investor relations materials by $161,000 in the six months ended June 30, 1999 compared to the same period in 1998. Overall costs allocated to the sales, general and administrative departments from service departments were reduced by $242,000.

     Depreciation and Amortization. Depreciation and amortization decreased to approximately $588,000 during the six months ended June 30, 1999, from $970,000 in the six months ended June 30, 1998, a decrease of approximately $382,000, or 39%. We use the accelerated depreciation method for book purposes and, accordingly, we experience higher levels of depreciation in the early years of depreciable assets' service lives. Also contributing to the overall reduction in depreciation expense was the disposition or retirement of assets held at one of our locations in January 1999.

     Net Interest (Income) Expense. We recorded approximately $2,148,000 of net interest expense in the six months ended June 30, 1999, compared to approximately $199,000 of net interest income in the comparable period of 1998. Interest expense totaled approximately $2,167,000 during the first half of 1999, compared to approximately $45,000 during the second quarter of 1998. Of the interest expense recorded in the 1999 period, approximately $1,847,000 was interest expense on the outstanding unsecured promissory notes with an aggregate principal amount of $2,850,000, that we issued in a unit offering completed in February of 1999. Included in the interest expense recorded in connection with the unsecured promissory notes was approximately $1,270,000 of amortization of debt discount and $472,000 of amortization of debt issuance costs. In addition, during the first half of 1999, we incurred approximately $177,000 in interest expense related to long-term debt issued in connection with restructured vendor accounts payable (including $24,000 of amortization of debt discount), $75,000 in interest incurred on our outstanding 5% Convertible Debentures, which were converted to common stock in June 1999, and an additional $28,000 related to capital lease obligations.

     We earned approximately $19,000 in interest income during the first half of 1999, compared to $244,000 in interest income during the first half of 1998. The interest income recorded in the first half of 1999 was earned primarily on the invested proceeds of the public offering of common stock that we completed in June 1999. We had lower average cash balances during first half of 1999 available for investment compared to 1998 and accordingly earned less interest income.

     Net Loss. As a result of the foregoing factors, the net loss for the six months ended June 30, 1999 decreased to approximately $5,399,000 from $12,397,000 in the six months ended June 30, 1998, a decrease of approximately $6,998,000 or 56%.

LIQUIDITY AND CAPITAL RESOURCES

     We have incurred cumulative losses aggregating approximately $44.5 million from our inception through June 30, 1999. We expect to incur additional operating losses for the foreseeable future, principally as a result of expenses associated with product development efforts and anticipated sales, marketing, and general and administrative expenses. During the first six months of 1999, we satisfied our cash requirements principally from the approximately $2,396,000 in net proceeds from the issuance of unsecured promissory notes in February 1999. The face value of these notes, $2,850,000 and accrued interest thereon were repaid from the $14.2 million in net proceeds received from a public offering of units in June 1999. We anticipate that our current cash balances, together with anticipated collections from existing and future customers, will be sufficient to fund operations for the next twelve months.

     We had cash and cash equivalents of $8,351,000 at June 30, 1999 compared to $8,000 at December 31, 1998, an increase of approximately $8,343,000. Increases in cash and cash equivalents were primarily the result of the net proceeds of the June 1999 public offering of units and, to a lesser extent, cash generated by sales of the VidPhone system during the first six months of 1999.

     Net cash used in operations during the six months ended June 30, 1999 was approximately $4,121,000. The net loss in the first six months of 1999, reduced by depreciation, amortization, non-cash compensation and other non-cash charges was approximately $2,689,000. Inventory decreased by approximately $472,000 during the first half of 1999, primarily as a result of sales made during the first half of 1999, offset by an increase of $1.1 million in inventory acquired from Sanmina upon issuance of long term debt. Accounts receivable increased by $849,000 during the first six months of 1999 as a result of new sales during the period, offset by cash received from customers relating to outstanding accounts receivable. Accounts payable decreased by approximately $1,296,000 in the first six months of 1999 due primarily to the repayment of overdue balances owed vendors from the proceeds of the public offering competed in June 1999.

     We generated $81,000 in cash from investing activities during the six months ended June 30, 1999 through the sale of certain office furniture and equipment to a third party who assumed a lease on property that we previously occupied. We did not use any cash in investing activities during the period.

     We generated approximately $12,383,000 in cash from financing activities during the six months ended June 30, 1999. We received approximately $14,221,000 in net proceeds from the June 1999 public offering of units. The Company issued 2,300,000 units including the 15% underwriter's overallotment at $7.50 per unit. Each unit consisted of three shares of common stock and two redeemable common stock purchase warrants to purchase common stock for $4.00 per share.

     In connection with the offering, we sold to the representative of the underwriters of the offering for an aggregate of $100 a purchase option. The representative's purchase option conveys the right to purchase up to an aggregate of 200,000 units at a price of $12.375 per unit and is exercisable anytime until June 15, 2004. The initial exercise price of the warrants included in the units issuable upon exercise of the representative's purchase option is $6.60 per share of common stock. The representative's purchase option may not be transferred, sold, assigned or hypothecated until June 15, 2000 except to the underwriters and certain other related parties. The representative's purchase option also grants to the holders thereof certain "piggyback" and demand rights for periods of five and seven years, respectively, from June 15, 1999, with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the representative's purchase option.

     In February 1999, we issued unsecured promissory notes with a face value of $2,850,000 and 160,701 shares of common stock in return for net proceeds of approximately $2,396,000. The net proceeds from the February 1999 private placement provided most of our operating funds during the first six months of 1999 until the completion of the public offering. These notes, and the accrued interest thereon, were repaid in June 1999, using approximately $2,955,000 of the funds raised in the public offering.

     We also received $36,000 as an unsecured loan from an employee. That note was repaid in June 1999.

     In February, we renegotiated amounts due to two of our trade creditors and converted $3,575,000 in accounts payable balance to long term debt. In addition, we acquired an additional $1,100,000 in inventory from Sanmina by issuing long term debt. In the first half of 1999, we paid $1,175,000 of the principal amount of the $4,675,000 in long term debt added in the first half of 1999.

     Following our public offering of units in June 1999, all of the 209,091 outstanding shares of our Series B Preferred Stock, and accreted dividends thereon, automatically converted to 62,162 shares of common stock at a conversion price of $19.75 per share.

     In accordance with letter agreements reached with the holders of the subordinated convertible debentures in May 1999, the convertible debentures, and interest accrued thereon, were converted to 873,415 shares of common stock at an agreed conversion price of $3.75 per share.

     Also in the first half of 1999, we paid an additional $85,000 of other notes payable and $123,000 in capital lease obligations.

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

    3.4 Amendment to Amended and Restated Bylaws of the Company effective June 8th, 1999.

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

    10.3 Form of Consulting Agreement by and between the Company and Barington Capital Group, L.P. (Incorporated by reference to Exhibit No. 10.4 forming a part of the Company's Registration Statement on Form SB-2 (File No. 333-20625) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).

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

    10.6 Voting Agreement, dated December 19, 1996, by and among the Company, Steven A. Rogers, Applewood Associates, L.P. and Acorn Technology Partners, L.P. (Incorporated by reference to Exhibit No. 10.7 forming a part of Amendment No. 2 to the Company's Registration Statement on Form SB-2 (File No. 333-20625) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).

    10.7 Subscription Agreement dated as of July 8, 1998, by and among the Registrant and certain Investors (Incorporated by reference to Exhibit 4.2 forming a part of the July 8-K).

    10.8 Strategic Alliance and Marketing Agreement between the Registrant and Unisys Corporation (Incorporated by reference to Exhibit 10.10 forming a part of the 1998 Form 10-KSB).

    10.9 Letter of Intent dated January 14, 1999, between Southeast Research Partners, Inc. and the Registrant (Incorporated by reference to Exhibit 10.10 forming a part of the 1999 Form SB-2).

    10.10 Agency Agreement dated as of January 25, 1999, between Southeast Research and the Registrant (Incorporated by reference to Exhibit
          10.11 forming a part of the 1999 Form SB-2).

    10.11 Form of Subscription Agreement, dated January 25, 1999, between Registrant and certain Investors (Incorporated by reference to Exhibit 10.12 forming a part of the 1999 Form SB-2.)

    10.12 Employment Agreement dated July 13, 1998, between the Registrant and James F. Bunker (Incorporated by reference to Exhibit 10.13 forming a part of the 1999 Form SB-2).

    10.13 Letter Agreement dated January 12, 1999 between the Registrant and Sanmina Corporation (Incorporated by reference to Exhibit 10.15 to the 1999 Form 10-KSB).

    10.14 Letter Agreement dated January 21, 1999 between the Registrant and Shaw Pittman Potts & Trowbridge (Incorporated by reference to Exhibit
          10.16 to the 1999 Form 10-KSB).

    10.15 Form of letter agreement between the Registrant and the holders of the Series B 5% Cumulative Convertible Preferred Stock(Incorporated by reference to Exhibit 10.17 to the 1999 Form 10-KSB).

    10.16 Form of letter agreement between the Registrant and the holders of the 5% Convertible Debentures due 2003 (Incorporated by reference to Exhibit 10.17 forming a part of the 1999 Form SB-2).

    11    Statement of Computation of Earnings Per Share

    27.1  Financial Data Schedule.

    (b)   Reports on Form 8-K during the quarter ended June 30, 1999.

Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on June 18, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Objective Communications, Inc.

                                   By: /s/ JAMES F. BUNKER
                                      -----------------------------------
                                      James F. Bunker
                                      President and Chief Executive Officer
                                      (duly authorized executive officer)

                                      /s/ ROBERT H. EMERY
                                      ------------------------------
                                      Robert H. Emery
                                      Vice President, Administration and Finance
                                      (principal financial officer)

August 16, 1999