Form 10QSB/A
period 1999-06-30
VIDEO NETWORK COMMUNICATIONS INC
filed 1999-11-22
CIK 944310

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A-1

(Mark One)

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1999

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _________ to ____________

Commission file number 000-22235

                       Video Network Communications, Inc.
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

                         Objective Communications, Inc.

--------------------------------------------------------------------------------
             (Former Name, Former Address and Former Fiscal Year, if
                           Changed Since Last Report)

   Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No
_____

APPLICABLE ONLY TO CORPORATE ISSUERS

   State the number of shares outstanding of each of the issuer's classes of common equity, as of August 13, 1999: 8,812,141

Transitional Small Business Disclosure Format (check one):

   Yes _____  No __X__

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       VIDEO NETWORK COMMUNICATIONS, INC.
                    (Formerly Objective Communications, Inc.)
                        (A Development Stage Enterprise)
                                 Balance Sheets

                                     ASSETS

                                                                                June 30,         December 31,
                                                                                 1999               1998
                                                                                 ----               ----
Current assets:                                                               (Unaudited)
Cash and cash equivalents                                                    $  8,350,927       $      8,532
Accounts receivable, less allowance for
doubtful accounts of $-0- and $22,246 at
June 30, 1999 and December 31, 1998, respectively                                 648,919            184,670
Inventory                                                                       6,421,769          5,793,801
Other current assets                                                              295,342            250,709

Total current assets                                                           15,716,957          6,237,712

Property and equipment, net                                                     2,244,270          3,096,752
Trademarks and patents, less accumulated
amortization of $30,241 and $22,660 at
June 30, 1999 and December 31, 1998, respectively                                 226,063            200,204
Other assets                                                                       70,404             88,321
                                                                             ------------       ------------

                                                                             $ 18,257,694       $  9,622,989
                                                                             ============       ============

                         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Notes payable                                                                $     40,131       $    125,543
Subordinated convertible debentures                                                     -          3,200,674
Accounts payable                                                                1,961,514          6,748,538
Deferred revenue                                                                        -             40,000
Accrued liabilities                                                               999,929            841,526
Current portion of long term debt                                                 743,322                  -
Obligations under capital lease, current portion                                  101,079            187,220
                                                                             ------------       ------------

Total current liabilities                                                       3,845,975         11,143,501

Obligations under capital lease                                                    38,967             76,008
Long term debt                                                                  2,634,081                  -

Commitments

Stockholders' equity (deficit):

Series B Convertible Preferred Stock, par
value $.01, 954,545 shares authorized; none
and 209,091 issued and outstanding at
June 30, 1999 and December 31, 1998, respectively                                       -          1,173,958

Common stock, par value $.01, 30,000,000 shares
authorized; 8,812,141 and 820,147 issued and
outstanding at June 30, 1999 and December 31, 1998,
respectively                                                                       88,121              8,201

Additional paid-in capital                                                     56,936,015         36,770,004

Deficit accumulated during development stage                                  (45,285,465)       (39,548,683)
                                                                             ------------       ------------

Total stockholders' equity (deficit)                                           11,738,671         (1,596,520)
                                                                             ------------       ------------

                                                                             $ 18,257,694       $  9,622,989
                                                                             ============       ============

    The accompanying notes are an integral part of these financial statements.

                       VIDEO NETWORK COMMUNICATIONS, INC.
                    (Formerly Objective Communications, Inc.)
                        (A Development Stage Enterprise)
                            Statements of Operations
                                   (Unaudited)


                                                               For the three months ended              For the six months ended
                                                                        June 30,                               June 30,

                                                             1999               1998               1999               1998
                                                             ----               ----               ----               ----
Revenues - equipment                                         $    749,968       $          -       $  1,405,425       $    110,505
Revenues - services                                                75,070                  -             75,070                  -
                                                             ------------       ------------       ------------       ------------

Total revenues                                                    825,038                  -          1,480,495            110,505
                                                             ------------       ------------       ------------       ------------

Cost of sales - equipment                                         319,818                  -            688,520             64,304
Cost of sales - services                                           22,521                  -             22,521                  -
                                                             ------------       ------------       ------------       ------------

Cost of sales                                                     342,339                  -            711,041             64,304
                                                             ------------       ------------       ------------       ------------

Gross margin                                                      482,699                  -            769,454             46,201
                                                             ------------       ------------       ------------       ------------

Operating expenses:

Research and development                                          876,174          4,616,462          1,699,418          7,233,050
Selling, general and administrative                               947,736          2,697,879          2,071,391          4,439,223
Depreciation and amortization                                     293,784            572,043            587,682            970,050
                                                             ------------       ------------       ------------       ------------

                    Total operating expenses                    2,117,694          7,886,384          4,358,491         12,642,323
                                                             ------------       ------------       ------------       ------------

Loss from operations                                           (1,634,995)        (7,886,384)        (3,589,037)       (12,596,122)
Interest (income) expense, net                                  1,687,168            (32,659)         2,147,745           (198,698)
                                                             ------------       ------------       ------------       ------------

Net loss                                                       (3,322,163)        (7,853,725)        (5,736,782)       (12,397,424)
                                                             ------------       ------------       ------------       ------------

Cumulative Series B dividend                                       (8,297)                 -            (22,672)                 -
                                                             ------------       ------------       ------------       ------------

Net loss attributable to common stockholders                 $ (3,330,460)      $(7,853,725)     $($(12,397,424)
                                                             ============       ============       ============       ============

Net loss per common share -basic and diluted                 $      (1.71)      $      (9.62)           $(4,02)       $     (15.24)
                                                             ============       ============       ============       ============

Weighted average shares outstanding - basic and diluted         1,944,127            816,480          1,433,186            813,744
                                                             ============       ============       ============       ============


                                                             For the period
                                                              October 5, 1993
                                                            (date of inception)
                                                             to June 30, 1999
                                                              ----------------
Revenues - equipment                                            $  2,346,343
Revenues - services                                                  395,429
                                                                ------------

Total revenues                                                  $  2,741,772
                                                                ------------

Cost of sales - equipment                                          1,402,682
Cost of sales - services                                             102,587
                                                                ------------

Cost of sales                                                      1,505,269
                                                                ------------

Gross margin                                                       1,236,503
                                                                ------------

Operating expenses:

Research and development                                          21,911,070
Selling, general and administrative                               17,691,450
Depreciation and amortization                                      3,880,796
                                                                ------------

                    Total operating expenses                      43,483,316
                                                                ------------

Loss from operations                                             (42,246,813)
Interest (income) expense, net                                     2,631,755
                                                                ------------

Net loss                                                        $(44,878,568)
                                                                ------------

Cumulative Series B dividend


Net loss attributable to common stockholders


Net loss per common share -basic and diluted


Weighted average shares outstanding - basic and diluted




   The accompanying notes are an integral part of these financial statements.

                       VIDEO NETWORK COMMUNICATIONS, INC.
                    (Formerly Objective Communications, Inc.)
                        (A Development Stage Enterprise)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                               For the period
                                                                                                              October 5, 1993
                                                                           Six months ended June 30,       (Date of inception) to
                                                                           1999              1998              June 30, 1999
                                                                           ----              ----              -------------
Cash flows from operating activities:
Net loss                                                                  $ (5,736,782)      $(12,397,424)      $(44,878,568)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation                                                                   580,101            965,193          3,597,090
Amortization                                                                     7,581              4,858            283,705
Interest expense related to issuance of warrants                                23,745                  -            730,534
Interest expense accrued on debentures                                          74,649                  -            150,323
Amortization of debt discount                                                1,270,214                  -          1,270,214
Amortization of debt issuance costs                                            472,313                  -            472,313
Non-cash compensation expense                                                  281,844            281,844          1,185,697
Stock issued in exchange for services rendered                                       -                  -             55,834
Other non-cash charges                                                               -                  -             18,819

Changes in operating assets and liabilities:
           Accounts receivable                                                (464,249)                 -           (648,919)
           Other current assets                                                (73,500)           367,812            (94,146)
           Inventory                                                           472,032         (6,430,104)        (5,353,994)
           Trademarks and patents                                              (33,440)           (64,071)          (256,304)
           Other assets                                                              -            (17,447)           (83,654)
           Accounts payable                                                 (1,295,698)         4,274,815          5,492,981
           Deferred revenue                                                    (40,000)           (38,262)                 -
           Accrued liabilities                                                 340,081           (137,561)         1,181,607
                                                                          ------------       ------------       ------------

Net cash used in operating activities                                       (4,121,109)       (13,190,347)       (36,876,468)
                                                                          ------------       ------------       ------------
Cash flows from investing activities:
Proceeds from sale of property and equipment                                    80,580                  -             85,580
Proceeds from sale of leasehold improvements                                         -          1,470,000          1,470,000
Purchase of property and equipment                                                   -         (3,636,549)        (6,455,724)
                                                                          ------------       ------------       ------------

Net cash provided by (used in) investing activities                             80,580         (2,166,549)        (4,900,144)
                                                                          ------------       ------------       ------------

Cash flows from financing activities:
Net proceeds from the issuance of Series A Preferred Stock                           -                  -          1,810,643
Net proceeds from the issuance of Series B Preferred Stock                           -                  -          1,150,000
Net proceeds from the issuance of common stock                              14,220,814                  -         46,515,497
Net proceeds from the issuance of representative's purchase option                 100                  -                100
Net proceeds from the exercise of stock options                                      -             15,304             35,304
Net proceeds from the exercise of warrants                                           -            205,936            235,937
Net proceeds from the issuance of debentures                                         -                  -          3,125,000
Net proceeds from the issuance of notes payable                                      -                  -          2,550,000
Net proceeds from the issuance of unsecured promissory notes and
common stock                                                                 2,395,604                  -          2,395,604
Repayment of unsecured promissory notes                                     (2,850,000)                 -         (2,850,000)
Repayment of notes payable                                                     (85,412)           (62,715)        (2,780,073)
Repayment of long term debt                                                 (1,175,000)                 -         (1,175,000)
Proceeds from the issuance of notes payable to related parties                  36,000                  -            752,223
Repayment of notes payable to related parties                                  (36,000)                 -           (400,000)
Debt issuance costs                                                                  -                  -           (258,131)
Principal payments on capital leases                                          (123,182)          (357,280)          (979,565)
                                                                          ------------       ------------       ------------

Net cash provided by (used in) financing activities                         12,382,924           (198,755)        50,127,539
                                                                          ------------       ------------       ------------

Net increase (decrease) in cash and cash equivalents                         8,342,395        (15,555,651)         8,350,927

Cash and cash equivalents, at beginning of period                                8,532         18,199,434                  -
                                                                          ------------       ------------       ------------

Cash and cash equivalents, at end of period                               $  8,350,927       $  2,643,783       $  8,350,927
                                                                          ============       ============       ============

Supplemental disclosure of non-cash investing and financing activities: See Note 8.

   The accompanying notes are an integral part of these financial statements.

                       VIDEO NETWORK COMMUNICATIONS, INC.
                    (Formerly Objective Communications, Inc.)
                        (A Development Stage Enterprise)
                          Notes To Financial Statements
                                   (Unaudited)

1.     Basis of Presentation

The accompanying unaudited condensed financial statements of Video Network Communications, Inc. (formerly "Objective Communications, Inc." and referred to herein as the "Company") as of June 30, 1999 and for the three and six months ended June 30, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such financial statements contain all adjustments consisting only of normal recurring entries, necessary to present fairly the financial position of the Company as of June 30, 1999 and the results of operations for the three and six months ended June 30, 1999 and 1998. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended and as of December 31, 1998 included in the Company's Annual Report on Form 10-KSB, as amended, as filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Certain prior year items have been reclassified to conform to the current period's format. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the entire year.

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

2.    Restatement of Financial Statements

The three and six months ended June 30, 1999 included service revenues of $385,000 and related costs of service revenue of $124,500 for which the revenue recognition process was not completed until the quarter ended September 30, 1999. During the third quarter, the Company realized that an additional approximately $98,000 of costs related to this transaction has not been reported and the earnings process was not complete. The Company determined that all of the requirements to recognize the revenues under in the second quarter had not been met as a result of the Company's additional obligations. Accordingly, the $385,000 in service revenue and related cost of service revenue of $124,500 which was originally recorded during the second quarter of 1999 were reversed out of the second quarter and recognized in the third quarter of 1999. The Company's financial statements for the quarter ended June 30, 1999 have been restated to include the effects of moving this service revenue and related costs. This restatement affects the Company's results of operations for the second and third quarters of 1999, but the Company does not believe that the restatement will have any effect on its financial results for the year ending December 31, 1999. The effects of this adjustment on the Company's previously reported financial statements for the quarter ended June 30, 1999 as presented in this amended Quarterly Report on Form 10-QSB/A-1 are as follows:

                                        For the three months ended                   For the six months ended
                                              June 30, 1999                               June 30, 1999
                                     As Originally Reported        As Amended    As Originally Reported        As Amended
Revenues - equipment                            $   749,968       $   749,968               $ 1,405,425       $ 1,405,425
Revenues - services                                 460,070            75,070                   460,070            75,070
                                                -----------       -----------               -----------       -----------
Total revenues                                    1,210,038           825,038                 1,865,495         1,480,495
                                                -----------       -----------               -----------       -----------
Cost of sales - equipment                           319,818           319,818                   688,520           688,520
Cost of sales - services                            147,021            22,521                   147,021            22,521
                                                -----------       -----------               -----------       -----------
Cost of sales                                       466,839           342,339                   835,541           711,041
                                                -----------       -----------               -----------       -----------
Gross margin                                        743,199           482,699                 1,029,954           769,454
                                                -----------       -----------               -----------       -----------

Operating expenses                        2,040,694         2,117,694         4,281,491         4,358,491
                                        -----------       -----------       -----------       -----------

Net loss                                 (2,984,663)       (3,322,163)       (5,399,282)       (5,736,782)

Net loss attributable
        to common stockholders           (2,992,960)       (3,330,460)       (5,421,954)       (5,759,454)

Net loss per common
        share -  basic and diluted      $     (1.54)      $     (1.71)      $     (3.78)      $     (4.02)

3.     Revenue Recognition

The Company's revenues, consisting principally of sales of the Company's video network system and related products, are recognized upon delivery and acceptance by customers and when collectability is reasonably assured. Service revenues are recognized at the time the services are rendered and the Company has no significant further obligations to the customer. Revenue from maintenance contracts is recognized ratably over the term of the contract.

4.     Net Loss Per Share

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

5.     Income Taxes

The Company did not record a provision for income taxes for the three and six months ended June 30, 1999 and 1998 since the Company had net operating losses during each of those periods. The Company recorded a full valuation allowance against the net deferred tax asset generated primarily from its net operating loss carryforwards.

6.     Inventory

Inventory consisted of the following at:

                                                             June 30,           December 31,
                                                               1999                 1998
                                                           (Unaudited)
Raw Materials                                             $5,612,262            $5,750,733
Finished Goods                                               809,507                43,068
                                                          ----------            ----------

                                                          $6,421,769            $5,793,801
                                                          ==========            ==========

7.     Debt

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

The following table details the principal payments on long term debt remaining to be paid:

                                                    PRINCIPAL
                                                     PAYMENTS
                                                    ----------
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

8.     Series B Preferred Stock

Upon completion of the Company's public offering of units in June 1999, the 209,091 outstanding shares of the Company's Series B Convertible Preferred Stock, and accreted dividends thereon, automatically converted to 62,162 shares of common stock at a conversion price of $19.75 per share.

9.     Public Offering of Units

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

10.     Non-cash Transactions

The following non-cash transactions occurred in the periods indicated:

                                                                                                            For the period
                                                                                                            October 5, 1993
                                                                       Six months ended June 30,        (Date of inception) to
                                                                      1999                 1998              June 30, 1999
                                                                      ----                 ----              -------------

                                                                   (Unaudited)         (Unaudited)            (Unaudited)
Current asset financed by issuance of note payable                      $  -                                  $$  230,063
                                                                                          230,063
Capital lease obligations                                                  -              701,640               1,119,612
Dividend on preferred stock                                           22,672                    -                  46,630
Conversion of notes payable to related parties and accrued
interest to common stock                                                   -                    -                 352,223
Conversion of preferred stock to common stock                      1,196,630                    -               1,196,630
Conversion of subordinated debentures to common stock              3,275,323                    -               3,275,323
Reclassification of inventory to fixed assets                              -               32,225                  32,225
Accounts payable transferred to notes payable                              -                    -                  40,141
Accounts payable transferred to long term debt                     3,575,000                    -               3,575,000
Common stock issued with private placement                         1,270,214                    -               1,270,214
Warrants issued with long term debt                                  146,342                    -                 146,342
Inventory financed with long term debt                             1,100,000                    -               1,100,000
Equity financing costs in prepaid expenses                            28,867                                       28,867
Equity financing costs financed in accounts payable                   93,797                    -                  93,797
Reduction in accrued liabilities due to sale of fixed assets         181,678                    -                 181,678
Cost of fixed assets sold - net                                      262,258                    -                 262,258
Vendor credit issued against formerly recorded fixed asset            10,123                    -                  10,123
Debt issuance costs in other assets - net                             17,917                    -                  17,917

11.    Listing of Company Securities on the Nasdaq

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Quarterly Report on Form 10-QSB/A-1, other than historical financial information, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements involve known and unknown risks, uncertainties or other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Factors that might cause such a difference include risks and uncertainties related to our dependence on the emerging market for video broadcast, retrieval and conferencing, development of additional products, protection of our intellectual property, limited marketing experience, limited number of customers, and the need for additional personnel, as well as risks and uncertainties associated with our growth strategy, technological changes and competitive factors affecting us. We urge you to read the "Risk Factors" section of our Prospectus dated June 15, 1999, filed with the Securities and Exchange Commission as part of our registration statement on Form SB-2 (No. 333-72429), for a more complete description of the risks that affect our business, financial condition and results of operations. A copy of that Prospectus is publicly available from the Securities and Exchange Commission's public reference rooms, or via the Edgar database on the Securities and Exchange Commission's website located at www.sec.gov.

When this Quarterly Report on Form 10-QSB/A-1 was originally filed our name was Objective Communications, Inc. We changed our corporate name to Video Network Communications, Inc. on September 9, 1999. In this Quarterly Report on Form 10-QSB/A-1, we refer to Video Network Communications, Inc., a Delaware corporation as the Company, Video Network Communications, "we", "ours" or "us." We refer to our investors as "you" or as "investors."

We completed a one share for seven shares reverse split of our outstanding common stock on April 14, 1999. Share and per share information presented in this Quarterly Report on Form 10-QSB/A-1 has been restated to give retroactive effect to the reverse stock split.

The following discussion should be read in conjunction with the unaudited financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-QSB/A-1.

OVERVIEW

Our financial results for the three and six months ended June 30, 1999 reflect the positive effects of our cost reduction program, the introduction of the first commercial version of the VidPhone(R) system, both of which occurred in the second half of 1998 and the increasing acceptance in the market of VidPhone system technology during the first half of 1999. We reported revenues of $825,038 in the second quarter of 1999, an increase of $169,581, or 26%, when compared with revenues reported in the first quarter of 1999. Total operating expenses in the second quarter of $2,117,694 were approximately $123,000, or 5%, lower than the first quarter of 1999. During the second quarter of 1999 we completed a public offering of units, each consisting of three shares of common stock and two redeemable common stock purchase warrants, from which we raised approximately $14.2 million. We are using the net proceeds of the offering to repay the unsecured promissory notes, to fund further research and development, sales and marketing and customer support activities, to repay certain outstanding indebtedness and other obligations, to invest in capital equipment, to pay overdue amounts on capital lease obligations, and for working capital and general corporate purposes. The Company believes that the resulting financial stability contributed to the willingness of commercial customers to invest in VidPhone systems during the second quarter of 1999. We believe that our first and second quarter results reflect continuing positive achievements toward our goal of broad commercial acceptance of our VidPhone system and its technology.

Video Network Communications was formed in 1993 to design, develop and market full motion, high resolution, cost-effective video network systems, VidPhone systems. Users of the VidPhone video network system can view broadcast video, participate in multi-party videoconferences and, with the July introduction of Release 1.5 of our VidPhone, users are also able to retrieve and view stored video on demand. Within major buildings or campuses of buildings, our VidPhone system distributes video to and from desktop or laptop personal computers and conference rooms configured with a VidPhone station, over the same wiring used by the telephone eliminating requirements for rewiring. The system also provides for numerous interconnections with the wide area network (WAN).

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

We believe that the VidPhone system is not susceptible to Y2K problems because the VidPhone system does not contain an internal clock. We also have evaluated whether equipment and software that we use or that are embedded in the VidPhone system is Y2K compliant. Our evaluation consisted principally of securing certifications from each of the vendors of these products that their product is Y2K compliant and we did not independently assess whether a product has Y2K problems. With respect to our internal IT infrastructure, including the commercial financial software that we use, we have also obtained certifications that the products that we use are Y2K compliant.

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

Our assessment of the impact of Y2K on our operations is based on current facts and our assessment process is not complete. Accordingly, we cannot assure you that there will not be interruptions or other limitations of financial and operating systems functionality or that we will not incur greater costs than projected to avoid such interruptions. Our expectations about future costs associated with the Y2K issue are subject to uncertainties that could cause actual results to have a greater financial impact than currently anticipated. Factors that could influence the amount and timing of future costs include our success in identifying Y2K issues, the costs of remediation or avoidance, the costs of assessing third-party compliance and its impact on our operations, and other factors. The forward-looking statements discussed in this section regarding Y2K compliance involve a number of risks and uncertainties, including those described above, and general economic conditions, the competitive environment in which we operate, and other risks and uncertainties identified elsewhere in this Form 10-QSB/A-1.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998

Revenues. We recognized $825,000 in revenues during the three months ended June 30, 1999. We did not recognize any revenues in the comparable period in 1998. The revenues recognized in the second quarter of 1999 consisted of revenues related to equipment sales, $750,000, and services, $75,000.

Cost of sales. Cost of sales for the three months ended June 30, 1999 was approximately $342,000. We did not have any costs of sales in the comparable period of 1998 because we did not have any revenues. Of the costs of sales recognized in the second quarter of 1999, $320,000 was related to the cost of equipment sold in the quarter and $22,000 was related to the cost of providing installation services.

Gross Margin on Sales. Overall gross margin on revenues recognized in the second quarter of 1999 was $483,000, yielding a gross margin percentage of 59%. Of this gross margin, $430,000 was derived from equipment sales, and $53,000 was derived from services revenues. The gross margin percentages achieved for equipment and services revenues were 57% and 70%, respectively. There was no gross margin generated in the second quarter of 1998.

Research and Development. Research and development costs decreased to $876,000 in the three months ended June 30, 1999, from $4,616,000 in the comparable period of 1998, representing a decrease of approximately $3,740,000, or 81%. The overall decrease in costs is a result of our cost-reduction plan implemented in mid-1998. Approximately $896,000 of the reduction resulted from reduced staffing costs as overall staffing in the research and development departments declined from 59 at June 30, 1998 to 22 at June 30, 1999. We also reduced contract labor. Materials and supplies purchased to support research and development activities also decreased by approximately $1,945,000. In the three months ended June 30, 1998, we wrote-off approximately $600,000 of previously capitalized production department costs and increased our reserve for inventory obsolescence by $300,000, which increased materials and supplies included in research and development costs during the 1998 period by approximately $900,000. We did not incur any comparable costs in the three months ended June 30, 1999. The remainder of the reduction in materials and supplies related expenses were achieved as a result of our cost containment efforts. In addition, we reduced our use of rented or uncapitalized equipment, resulting in approximately $344,000 in cost reductions. Reduced usage of design, consulting, and testing services also contributed approximately $184,000 to the costs reductions during the three months ended June 30, 1999, compared to the same period in 1998. Allocated costs from service departments were reduced by approximately $207,000 as research and development benefited from cost reductions attained in those departments.

Selling, General and Administrative Expenses. Selling, general, and administrative expenses decreased to approximately $948,000 during the three months ended June 30, 1999, from approximately $2,698,000 during the three months ended June 30, 1998, a decrease of approximately $1,750,000 or 65%. The decrease in selling, general and administrative expenses reflects the results of our cost reduction program implemented in mid-1998.

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

Customer support costs decreased by approximately $191,000 in the three months ended June 30, 1999 compared to the same period in 1998. Approximately $78,000 of the decrease was due to lower staffing costs, $15,000 was due to a decline in travel costs, and $42,000 associated with reduced use of materials and uncapitalized tools and equipment. Approximately $23,000 of the reduction in customer service costs in the three months ended June 30, 1999 compared to the same period in 1998 was due to the allocation of a portion of customer service department costs to cost of sales-services.

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

Net Loss. As a result of the foregoing factors, the net loss for the three months ended June 30, 1999 decreased to approximately $3,322,000, from $7,854,000 in the three months ended June 30, 1998, a decrease of approximately $4,532,000 or 58%.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998

Revenues. We recognized $1,480,000 in revenues during the six months ended June 30, 1999 compared to $111,000 recognized in the comparable period in 1998. We recognized $1,405,000 of equipment sales in the first half of 1999 compared to $111,000 in the first half of 1998. Revenues related to installation services were $75,000 in the first half of 1999 compared to no service revenues earned in the comparable period of 1998.

Cost of sales. Cost of sales for the six months ended June 30, 1999 was approximately $711,000 compared to $64,000 recognized in the comparable period of 1998. Of the cost of sales recognized in the first half of 1999, $689,000 was related to the cost of equipment and $22,000 was related to the cost of providing installation services. Cost of sales recorded in the first six months of 1998 was $64,000 relating entirely to equipment sales.

Gross Margin on Sales. Overall gross margin on revenues recognized in the first six months of 1999 was $769,000 yielding a gross margin percentage of 52%. Of this gross margin, $717,000 was derived from equipment sales, and $52,000 was derived from services revenues. The gross margin percentages achieved for equipment and services revenues were 51% and 70%, respectively. The gross margin on sales recorded in the first six months of 1998 was $46,000, or a gross margin percentage of 42%.

Research and Development. Research and development costs decreased to $1,699,000 in the six months ended June 30, 1999, from $7,233,000 in the comparable period of 1998, representing a decrease of approximately $5,534,000, or 77%. The overall decrease in costs is a result of our cost-reduction plan implemented in mid-1998. Approximately $1,489,000 of the reduction resulted from reduced staffing costs as overall staffing in the research and development departments declined from 59 at June 30, 1998 to 22 at June 30, 1999 and the use of contract labor was reduced. Materials and supplies purchased to support research and development activities also decreased by approximately $2,581,000. As discussed above, in the six months ended June 30, 1998, we wrote-off approximately $600,000 of previously capitalized production department costs and increased the reserve for inventory obsolescence by $600,000. We did not incur any comparable costs in the six months ended June 30, 1999. The remainder of the reductions in materials and supplies related expenses were achieved as a result of our cost containment efforts. In addition, we decreased our usage of rented or uncapitalized equipment, resulting in approximately $577,000 in cost reductions. Reduced usage of design, consulting, and testing services also contributed approximately $456,000 to the costs reductions during the six months ended June 30, 1999, compared to the same period in 1998. Allocated costs from service departments were reduced by approximately $310,000 as research and development benefited by cost reductions attained in those departments.

Selling, General and Administrative Expenses. Selling, general, and administrative expenses decreased to approximately $2,071,000 during the six months ended June 30, 1999, from approximately $4,439,000 during the six months ended June 30, 1998, a decrease of approximately $2,368,000 or 53%. The decrease in selling, general and administrative expenses reflects the results of our cost reduction program implemented in mid-1998.

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

Customer support costs decreased by approximately $328,000 in the six months ended June 30, 1999 compared to the same period in 1998. Approximately $115,000 of the decrease was due to lower staffing costs, $62,000 was due to a decline in travel costs, and $128,000 associated with reduced use of materials and uncapitalized tools and equipment. Approximately $23,000 of the reduction in customer service costs in the six months ended June 30, 1999 compared to the same period in 1998 was due to the allocation of a portion of customer service department costs to cost of sales-services.

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

Net Loss. As a result of the foregoing factors, the net loss for the six months ended June 30, 1999 decreased to approximately $5,737,000 from $12,397,000 in the six months ended June 30, 1998, a decrease of approximately $6,660,000 or 54%.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred cumulative losses aggregating approximately $44.9 million from our inception through June 30, 1999. We expect to incur additional operating losses for the foreseeable future, principally as a result of expenses associated with product development efforts and anticipated sales, marketing, and general and administrative expenses. During the first six months of 1999, we satisfied our cash requirements principally from the approximately $2,396,000 in net proceeds from the issuance of unsecured promissory notes in February 1999. The face value of these notes, $2,850,000 and accrued interest thereon were repaid from the $14.2 million in net proceeds received from a public offering of units in June 1999. We anticipate that our current cash balances, together with anticipated collections from existing and future customers, will be sufficient to fund operations for the next twelve months.

We had cash and cash equivalents of $8,351,000 at June 30, 1999 compared to $8,000 at December 31, 1998, an increase of approximately $8,343,000. Increases in cash and cash equivalents were primarily the result of the net proceeds of the June 1999 public offering of units and, to a lesser extent, cash generated by sales of the VidPhone system during the first six months of 1999.

Net cash used in operations during the six months ended June 30, 1999 was approximately $4,121,000. The net loss in the first six months of 1999, reduced by depreciation, amortization, non-cash compensation and other non-cash charges was approximately $3,027,000. Inventory decreased by approximately $472,000 during the first half of 1999, primarily as a result of sales made during the first half of 1999, offset by an increase of $1.1 million in inventory acquired from Sanmina upon issuance of long term debt. Accounts receivable increased by $464,000 during the first six months of 1999 as a result of new sales during the period, offset by cash received from customers relating to outstanding accounts receivable. Accounts payable decreased by approximately $1,296,000 in the first six months of 1999 due primarily to the repayment of overdue balances owed vendors from the proceeds of the public offering competed in June 1999.

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

                                        Video Network Communications, Inc.

                                        By:  /s/ CARL MUSCARI
                                        ----------------------
                                             Carl Muscari
                                             President
                                             (duly authorized executive officer)

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

November 22, 1999