Form 10QSB/A
period 1999-06-30
VIDEO NETWORK COMMUNICATIONS INC
filed 1999-11-23
CIK 944310

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A-2

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

   Yes _____  No __X__

        We originally filed our Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999, on August 14, 1999 and filed an amended Quarterly Report on Form 10-QSB/A-1, including a restatement of our financial statements, on November 22, 1999. We are filing this Quarterly Report on Form 10-QSB/A-2 for the quarter ended June 30, 1999 to correct certain typographical and other minor errors in our Quarterly Report on Form 10-QSB/A-1.


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

                       VIDEO NETWORK COMMUNICATIONS, INC.
                    (Formerly Objective Communications, Inc.)
                        (A Development Stage Enterprise)
                            Statements of Operations
                                   (Unaudited)


                                                               For the three months ended              For the six months ended
                                                                        June 30,                               June 30,

                                                             1999               1998               1999               1998
                                                             ----               ----               ----               ----
Revenues - equipment                                         $    749,968       $          -       $  1,405,425       $    110,505
Revenues - services                                                75,070                  -             75,070                  -
                                                             ------------       ------------       ------------       ------------

Total revenues                                                    825,038                  -          1,480,495            110,505
                                                             ------------       ------------       ------------       ------------

Cost of sales - equipment                                         319,818                  -            688,520             64,304
Cost of sales - services                                           22,521                  -             22,521                  -
                                                             ------------       ------------       ------------       ------------

Cost of sales                                                     342,339                  -            711,041             64,304
                                                             ------------       ------------       ------------       ------------

Gross margin                                                      482,699                  -            769,454             46,201
                                                             ------------       ------------       ------------       ------------

Operating expenses:

Research and development                                          876,174          4,616,462          1,699,418          7,233,050
Selling, general and administrative                               947,736          2,697,879          2,071,391          4,439,223
Depreciation and amortization                                     293,784            572,043            587,682            970,050
                                                             ------------       ------------       ------------       ------------

                    Total operating expenses                    2,117,694          7,886,384          4,358,491         12,642,323
                                                             ------------       ------------       ------------       ------------

Loss from operations                                           (1,634,995)        (7,886,384)        (3,589,037)       (12,596,122)
Interest (income) expense, net                                  1,687,168            (32,659)         2,147,745           (198,698)
                                                             ------------       ------------       ------------       ------------

Net loss                                                       (3,322,163)        (7,853,725)        (5,736,782)       (12,397,424)
                                                             ------------       ------------       ------------       ------------

Cumulative Series B dividend                                       (8,297)                 -            (22,672)                 -
                                                             ------------       ------------       ------------       ------------

Net loss attributable to common stockholders                 $ (3,330,460)      $(7,853,725)       $(5,759,454)       $(12,397,424)
                                                             ============       ============       ============       ============

Net loss per common share -basic and diluted                 $      (1.71)      $      (9.62)           $(4.02)       $     (15.24)
                                                             ============       ============       ============       ============

Weighted average shares outstanding - basic and diluted         1,944,127            816,480          1,433,186            813,744
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
                                                                          ============       ============       ============

Supplemental disclosure of non-cash investing and financing activities: See Note 10.

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

2.    Restatement of Financial Statements

The three and six months ended June 30, 1999, as originally reported, included service revenues of $385,000 and related costs of service revenue of $124,500 for which the revenue recognition process was not completed until the quarter ended September 30, 1999. During the third quarter, the Company realized that an additional approximately $99,000 of costs related to this transaction has not been recorded and the earnings process was not complete. The Company determined that all of the requirements to recognize the revenues in the second quarter had not been met as a result of the Company's additional obligations. Accordingly, the $385,000 in service revenue and related cost of service revenue of $124,500 which was originally recorded during the second quarter of 1999 were reversed out of the second quarter and recognized in the third quarter of 1999. The Company's financial statements for the quarter ended June 30, 1999 have been restated to include the effects of moving this service revenue and related costs. This restatement affects the Company's results of operations for the second and third quarters of 1999, but the Company does not believe that the restatement will have any effect on its financial results for the year ending December 31, 1999. The effects of this adjustment on the Company's previously reported financial statements for the quarter ended June 30, 1999 as presented in this amended Quarterly Report on Form 10-QSB/A-2 are as follows:

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

10.     Non-cash Transactions

The following non-cash transactions occurred in the periods indicated:

                                                                                                            For the period
                                                                                                            October 5, 1993
                                                                       Six months ended June 30,        (Date of inception) to
                                                                      1999                 1998              June 30, 1999
                                                                      ----                 ----              -------------

                                                                   (Unaudited)         (Unaudited)            (Unaudited)
Current asset financed by issuance of note payable                      $  -              230,063              $  230,063
Capital lease obligations                                                  -              701,640               1,119,612
Dividend on preferred stock                                           22,672                    -                  46,630
Conversion of notes payable to related parties and accrued
interest to common stock                                                   -                    -                 352,223
Conversion of preferred stock to common stock                      1,196,630                    -               1,196,630
Conversion of subordinated debentures to common stock              3,275,323                    -               3,275,323
Reclassification of inventory to fixed assets                              -               32,225                  32,225
Accounts payable transferred to notes payable                              -                    -                  40,141
Accounts payable transferred to long term debt                     3,575,000                    -               3,575,000
Common stock issued with private placement                         1,270,214                    -               1,270,214
Warrants issued with long term debt                                  146,342                    -                 146,342
Inventory financed with long term debt                             1,100,000                    -               1,100,000
Equity financing costs in prepaid expenses                            28,867                                       28,867
Equity financing costs financed in accounts payable                   93,797                    -                  93,797
Reduction in accrued liabilities due to sale of fixed assets         181,678                    -                 181,678
Cost of fixed assets sold - net                                      262,258                    -                 262,258
Vendor credit issued against formerly recorded fixed asset            10,123                    -                  10,123
Debt issuance costs in other assets - net                             17,917                    -                  17,917

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Quarterly Report on Form 10-QSB/A-2, other than historical financial information, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements involve known and unknown risks, uncertainties or other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Factors that might cause such a difference include risks and uncertainties related to our dependence on the emerging market for video broadcast, retrieval and conferencing, development of additional products, protection of our intellectual property, limited marketing experience, limited number of customers, and the need for additional personnel, as well as risks and uncertainties associated with our growth strategy, technological changes and competitive factors affecting us. We urge you to read the "Risk Factors" section of our Prospectus dated June 15, 1999, filed with the Securities and Exchange Commission as part of our registration statement on Form SB-2 (No. 333-72429), for a more complete description of the risks that affect our business, financial condition and results of operations. A copy of that Prospectus is publicly available from the Securities and Exchange Commission's public reference rooms, or via the Edgar database on the Securities and Exchange Commission's website located at www.sec.gov.

When this Quarterly Report on Form 10-QSB/A-2 was originally filed our name was Objective Communications, Inc. We changed our corporate name to Video Network Communications, Inc. on September 9, 1999. In this Quarterly Report on Form 10-QSB/A-1, we refer to Video Network Communications, Inc., a Delaware corporation as the Company, Video Network Communications, "we", "ours" or "us." We refer to our investors as "you" or as "investors."

We completed a one share for seven shares reverse split of our outstanding common stock on April 14, 1999. Share and per share information presented in this Quarterly Report on Form 10-QSB/A-2 has been restated to give retroactive effect to the reverse stock split.

The following discussion should be read in conjunction with the unaudited financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-QSB/A-2.

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

November 23, 1999