Form 10QSB
period 1999-09-30
VIDEO NETWORK COMMUNICATIONS INC
filed 1999-11-23
CIK 944310

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1999

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

Yes__X__ No _____

APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of November 12, 1999: 8,812,141


Transitional Small Business Disclosure Format (check one):

Yes_____  No  __X__

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       VIDEO NETWORK COMMUNICATIONS, INC.
                          (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS

                                                                                     September30,       December 31,
                                                                                         1999               1998
                                                                                         ----               ----
                                                                                     (Unaudited)
Current assets:
Cash and cash equivalents                                                             $4,827,572          $   8,532
Accounts receivable, less allowance for doubtful accounts of $ -0- and $22,246
      at September 30, 1999 and December 31, 1998, respectively                          232,827            184,670
Inventory                                                                              6,333,209          5,793,801
Other current assets                                                                     152,683            250,709
                                                                                     -----------        -----------

Total current assets                                                                  11,546,291          6,237,712

Property and equipment, net                                                            1,565,046          3,096,752
Trademarks and patents, less accumulated amortization of $ 34,056 and
      $ 22,660 at September 30, 1999 and December 31, 1998, respectively                 220,485            200,204
Other assets                                                                              68,309             88,321
                                                                                     -----------        -----------

                                                                                     $13,400,131         $9,622,989
                                                                                     ===========        ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Notes payable                                                                          $  20,000          $ 125,543
Subordinated convertible debentures                                                            -          3,200,674
Accounts payable                                                                         551,654          6,748,538
Deferred revenue                                                                          13,103             40,000
Accrued liabilities                                                                      700,476            841,526
Current portion of long term debt                                                      1,215,098                  -
Obligations under capital lease, current portion                                          12,254            187,220
                                                                                     -----------        -----------

Total current liabilities                                                              2,512,585         11,143,501

Obligations under capital lease                                                           37,890             76,008
Long term debt                                                                         2,175,274                  -

Commitments

Stockholders' equity (deficit):

Series B Convertible Preferred Stock, par value $.01, 954,545 shares authorized;
none and 209,091 issued and outstanding at September 30, 1999 and December 31,
1998, respectively                                                                             -          1,173,958

Common stock, par value $.01, 30,000,000 shares authorized; 8,812,141 and
820,147 issued and outstanding at September 30, 1999 and December 31, 1998,
respectively                                                                              88,121              8,201

Additional paid-in capital                                                            57,076,936         36,770,004

Deficit accumulated during development stage                                        (48,490,675)       (39,548,683)
                                                                                     -----------        -----------

Total stockholders' equity (deficit)                                                   8,674,382        (1,596,520)
                                                                                     -----------        -----------

                                                                                     $13,400,131        $ 9,622,989
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

                       VIDEO NETWORK COMMUNICATIONS, INC.
                        (A Development Stage Enterprise)
                            Statements of Operations
                                   (Unaudited)
                                   -----------



                                                 For the three months ended          For the nine months ended     For the period
                                                       September 30,                        September 30,         October 5, 1993
                                                                                                              (date of inception) to
                                                   1999             1998              1999               1998    September 30, 1999
                                                   ----             ----              ----               ----    ------------------

Revenues - equipment                         $    149,496      $    255,283      $  1,554,921      $    365,788      $  2,495,839

Revenues - services                               326,556                 -           401,626                 -           721,985
                                             ------------      ------------      ------------      ------------      ------------

Total revenues                                    476,052           255,283         1,956,547           365,788      $  3,217,824
                                             ------------      ------------      ------------      ------------      ------------

Cost of sales - equipment                          80,164           165,547           768,684           229,851         1,482,846

Cost of sales - services                          225,950                 -           248,471                 -           328,537
                                             ------------      ------------      ------------      ------------      ------------
Cost of sales                                     306,114           165,547         1,017,155           229,851         1,811,353
                                             ------------      ------------      ------------      ------------      ------------

Gross margin                                      169,938            89,736           939,392           135,937         1,406,441
                                             ------------      ------------      ------------      ------------      ------------

Operating expenses:
       Research and development                 1,725,782         2,638,333         3,425,200         9,871,383        23,636,852
       Selling, general and administrative      1,316,826         2,515,734         3,388,217         6,954,957        19,008,276
       Depreciation and amortization              296,501           649,099           884,183         1,619,149         4,177,297
                                             ------------      ------------      ------------      ------------      ------------

                 Total operating expenses       3,339,109         5,803,166         7,697,600        18,445,489        46,822,425
                                             ------------      ------------      ------------      ------------      ------------

Loss from operations                           (3,169,171)       (5,713,430)       (6,758,208)      (18,309,552)      (45,415,984)
Interest (income) expense, net                     36,039            22,410         2,183,784          (176,288)        2,667,794
                                             ------------      ------------      ------------      ------------      ------------

Net loss                                       (3,205,210)       (5,735,840)       (8,941,992)      (18,133,264)     $(48,083,778)
                                             ------------      ------------      ------------      ------------      ============


Cumulative Series B dividend                            -            (7,200)          (22,672)           (7,200)
                                             ------------      ------------      ------------      ------------

Net loss attributable to common stockholders $ (3,205,210)     $ (5,743,040)     $ (8,964,664)     $(18,140,464)
                                             ============      ============      ============      ============

Net loss per common share -basic and
         diluted                             $   (    .36)     $     ( 7.00)     $     ( 2.29)     $    ( 22.23)

Weighted average shares outstanding -
         basic and diluted                      8,812,141           820,148         3,919,867           815,902




   The accompanying notes are an integral part of these financial statements.

                       VIDEO NETWORK COMMUNICATIONS, INC.
                        (A Development Stage Enterprise)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                                 For the period
                                                                                                                 October 5, 1993
                                                                              Nine months ended September 30, (Date of inception)to
                                                                                   1999              1998       September 30, 1999
                                                                                   ----              ----       ------------------
Cash flows from operating activities:
    Net loss                                                                  $ (8,941,992)     $(18,133,264)     $(48,083,778)
    Adjustments to reconcile net loss to net cash
             used in operating activities:
     Depreciation                                                                  872,777         1,611,111         3,889,766
     Amortization                                                                   11,405             8,038           287,529
     Interest expense related to issuance of warrants                               36,714                 -           743,503
     Interest expense related to  debentures                                        74,649            35,959           150,323
     Amortization of debt discount                                               1,270,214                 -         1,270,214
     Amortization of debt issuance costs                                           472,313                 -           472,313
     Non-cash compensation expense                                                 422,765           422,766         1,326,618
     Stock issued in exchange for services rendered                                      -                 -            55,834
     Net loss on sale of fixed assets                                               10,469            10,469
     Other non-cash charges                                                        354,992            62,256           373,811

     Changes in operating assets and liabilities:
         Accounts receivable                                                       (48,157)         (110,226)         (232,827)
         Other current assets                                                       69,159           415,355            48,513
         Inventory                                                                 560,592        (4,737,464)       (5,265,434)
         Trademarks and patents                                                    (31,686)          (74,691)         (254,550)
         Other assets                                                                2,095           (20,802)          (81,559)
         Accounts payable                                                       (2,621,761)        2,561,476         4,166,918
         Deferred revenue                                                          (26,897)         (133,180)           13,103

         Accrued liabilities                                                        40,628           101,179           882,154
                                                                              ------------      ------------      ------------
                         Net cash used in operating activities                  (7,471,721)      (17,991,487)      (40,227,080)
                                                                              ------------      ------------      ------------

Cash flows from investing activities:
    Proceeds from sale of property and equipment                                    84,580             5,000            89,580
    Proceeds from sale of leasehold improvements                                         -         1,470,000         1,470,000
    Purchase of property and equipment                                             (37,719)       (3,808,886)       (6,493,443)
                                                                              ------------      ------------      ------------

                         Net cash provided by (used in) investing activities        46,861        (2,333,886)       (4,933,863)
                                                                              ------------      ------------      ------------

Cash flows from financing activities:
    Net proceeds from the issuance of Series A Preferred Stock                           -                 -         1,810,643
    Net proceeds from the issuance of Series B Preferred Stock                           -         1,150,000         1,150,000
    Net proceeds from the issuance of common stock                              14,127,017                 -        46,421,700
    Net proceeds from the issuance of stock options                                    100                 -               100
    Net proceeds from the exercise of stock options                                      -            15,304            35,304
    Net proceeds from the exercise of warrants                                           -           205,936           235,937
    Net proceeds from the issuance of debentures                                         -         3,125,000         3,125,000
    Net proceeds from the issuance of notes payable                                      -                 -         2,550,000
    Net proceeds from the issuance of unsecured
     promissory notes and common stock                                           2,395,604                 -         2,395,604
    Repayment of unsecured promissory notes                                     (2,850,000)                -        (2,850,000)
    Repayment of notes payable                                                    (105,543)         (103,257)       (2,800,204)
    Repayment of long term debt                                                 (1,175,000)                -        (1,175,000)
    Proceeds from the issuance of notes payable to related parties                  36,000                 -           752,223
    Repayment of notes payable to related parties                                  (36,000)                -          (400,000)
    Debt issuance costs                                                                  -                 -          (258,131)
    Principal payments on capital leases                                          (148,278)         (510,933)       (1,004,661)
                                                                              ------------      ------------      ------------
Net cash provided by financing activities                                       12,243,900         3,882,050        49,988,515
                                                                              ------------      ------------      ------------

Net increase (decrease) in cash and cash equivalents                             4,819,040       (16,443,323)        4,827,572


Cash and cash equivalents, at beginning of period                                    8,532        18,199,434                 -
                                                                              ------------      ------------      ------------

Cash and cash equivalents, at end of period                                   $  4,827,572      $  1,756,111      $  4,827,572
                                                                              ============      ============      ============

Supplemental disclosure of non-cash investing and financing activities: See Note 9



   The accompanying notes are an integral part of these financial statements.

                       VIDEO NETWORK COMMUNICATIONS, INC.
                        (A Development Stage Enterprise)
                          Notes To Financial Statements
                                   (Unaudited)

1.       Basis of Presentation

The accompanying unaudited condensed financial statements of Video Network Communications, Inc. (the "Company") as of September 30, 1999 and for the three and nine months ended September 30, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such financial statements contain all adjustments consisting only of normal recurring entries, necessary to present fairly the financial position of the Company as of September 30, 1999 and the results of operations for the three and nine months September 30, 1999 and 1998. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended and as of December 31, 1998 included in the Company's Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Certain prior year items have been reclassified to conform to the current period's format. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the entire year.

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

3.       Net Loss Per Share

The Company computes basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share". Net loss per common share is based on the weighted average number of common shares and dilutive common share equivalents outstanding during the periods presented. Basic earnings (loss) per share are calculated by dividing net income (loss) by the weighted average shares outstanding. Diluted earnings (loss) per share reflect the dilutive effect of stock options, warrants, convertible preferred stock, and convertible debentures and are presented only if the effect is not anti-dilutive. As the Company incurred losses for all periods, there is no difference between basic and diluted earnings per share. Had options and warrants been included in the computation, shares for the diluted computation would have increased by 400,000 and 7,485,056 as of September 30, 1998 and 1999, respectively.

4.       Income Taxes

The Company did not record a provision for income taxes for the three and nine months ended September 30, 1999 and 1998 since the Company had net operating losses during each of those periods. The Company recorded a full valuation allowance against the net deferred tax asset generated primarily from its net operating loss carryforwards.

5.       Inventory

         Inventory consisted of the following at:

                                    September 30,   December 31,
                                         1999           1998
                                         ----           ----
                                     (Unaudited)
                  Raw Materials      $5,612,262     $5,750,733
                  Finished Goods        720,947         43,068
                                     ----------     ----------
                                     $6,333,209     $5,793,801
                                     ==========     ==========

6.          Debt

Subordinated convertible debentures. In accordance with letter agreements reached with the holders of the subordinated convertible debentures in May 1999, the convertible debentures, and interest accrued thereon, automatically converted to 873,415 shares of common stock at an agreed conversion price of $3.75 per share on June 18, 1999.

Sanmina Note. In January 1999, the Company converted outstanding accounts payable to Sanmina Corporation of $3,200,000 and $1,100,000, the latter representing the value of inventory and materials located at a subcontract manufacturer, to a $4,300,000 three-year term note accruing interest at 7% per year. The Company paid Sanmina $1,100,000 in principal on the note in June 1999 and Sanmina transferred to the Company the title to the inventory and materials located at Sanmina. During the first year, the note requires interest-only payments, in arrears, semi-annually, beginning in July 1999. The first of the required interest payments was made in the third quarter of 1999. Thereafter, the Company will amortize the remaining principal and interest in equal monthly payments over the remaining life of the note.

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

Legal Counsel Note. In January 1999, the Company also converted $375,000 of outstanding accounts payable to legal counsel to a two-year term loan accruing interest at 7% per year. The Company has paid $75,000 of this balance through September 1999. Other than the principal repayments noted above, the Company is obligated to make two semi-annual interest-only payments commencing in July 1999. The first of the required interest payments was made in the third quarter of 1999. Commencing in February 2000, the Company will commence making twelve equal monthly payments to fully amortize the remaining balance of the note.

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

Private Placement of Units. In February 1999, the Company completed a private placement of 28.5 units of unsecured promissory notes with a principal amount of $2,850,000 and 160,701 shares of common stock, from which the Company received net proceeds of approximately $2,396,000. The notes accrued interest at 10% per year. Two principal officers of the Company invested a total of $125,000 in units and were issued unsecured promissory notes with an aggregate original principal amount of $125,000, and 4,999 shares of common stock. The principal amount of and accrued interest on the notes, amounting to $2,955,000, were repaid to the note holders in June 1999.

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

7.          Series B Preferred Stock

In accordance with the terms of the agreements governing the Series B Preferred Stock, immediately following consummation of the public offering on June 18, 1999, all of the Company's outstanding shares of Series B Preferred Stock, and accreted dividends thereon, automatically converted to 62,162 shares of common stock at a conversion price of $19.25 per share.

8.          Public Offering of Units

In June 1999 the Company completed a public offering of 2,000,000 units and realized approximately $12.1 million net of costs of the offering. Each unit consisted of three shares of common stock and two warrants to purchase common stock at an exercise price of $4.00 per share. When issued, the units were evidenced by separate unit certificates and the common stock and warrants included in the units were not separately transferable. Subsequently, the warrants were approved for quotation on The Nasdaq SmallCap Market, and the common stock and warrants included in the units are detachable and separately transferable. Also in June, the underwriter exercised their 15% overallotment option and purchased an additional 300,000 units, yielding an additional approximately $2.0 million in net proceeds to the Company.

9.          Non-cash Transactions

The following non-cash transactions occurred in the periods indicated:

                                                                                                    For the period
                                                                                                   October 5, 1993
                                                                 Nine months ended September 30, (Date of inception)to
                                                                         1999           1998      September 30, 1999
                                                                         ----           ----      ------------------
                                                                     (Unaudited)    (Unaudited)     (Unaudited )

      Current asset financed by issuance of note payable               $      -     $  230,063     $  230,063
      Capital lease obligations                                               -        701,640      1,119,612
      Dividend on preferred stock                                        22,672              -         46,630
      Conversion of notes payable to related parties and accrued
           interest to common stock                                           -              -        352,223
      Conversion of preferred stock to common stock                   1,196,630              -      1,196,630
      Conversion of subordinated debentures to common stock           3,275,323              -      3,275,323
      Reclassification of inventory to fixed assets                           -         32,225         32,225
      Accounts payable transferred to notes payable                           -              -         40,141
      Accounts payable transferred to long term debt                  3,575,000              -      3,575,000
      Common stock issued with private placement                      1,270,214              -      1,270,214
      Warrants issued with long term debt                               146,342              -        146,342
      Inventory financed with long term debt                          1,100,000              -      1,100,000
      Equity financing costs in prepaid expenses                         28,867                        28,867
      Reduction in accrued liabilities due to sale of assets            181,678              -        181,678
      Cost of fixed assets sold - net                                   262,258              -        262,258
      Vendor credit issued against formerly recorded fixed asset         10,123              -         10,123
      Debt issuance costs in other assets - net                          17,917              -         17,917

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Quarterly Report on Form 10-QSB, we refer to Video Network Communications, Inc., a Delaware corporation, as the Company, VNCI, "we", "ours" or "us." We refer to our investors as "you" or as "investors."

Certain statements contained in this Quarterly Report on Form 10-QSB, other than historical financial information, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements involve known and unknown risks, uncertainties or other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Factors that might cause such a difference include risks and uncertainties related to the fact that our product is new and we have limited experience selling and marketing it; our operating revenue is not sufficient to cover our operating expenses, we will require additional financing in the future and we do not have any commitments for future debt or equity financing; we depend on our strategic partners and third party resellers to market and sell our product and they have had limited success to date; our product is in a new and evolving market and our success will depend to a large extent on how that market develops; and our reliance on our intellectual property and our limited ability to protect our intellectual property. These forward-looking statements also depend on risks and uncertainties associated with our growth strategy, technological changes and competitive factors affecting us. We urge you to read the "Risk Factors" section of this Quarterly Report in its entirety.

We completed a one share for seven shares reverse split of our outstanding common stock on April 14, 1999. Historical share and per share information presented in this Quarterly Report on Form 10-QSB has been restated to give retroactive effect to the reverse stock split.

You should read the following discussion of our operating results in conjunction with the unaudited financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-QSB.

OVERVIEW

We design, market and sell a real-time video network system that operates using our proprietary video switch over existing telephone lines without interfering with normal telephone system functionality. With our video system users can retrieve stored video from a video server and view video "on demand," broadcast video to users throughout the video intranet and participate in interpersonal video communications. Our video network systems offers television quality video applications within the video intranet so that voice and video are completely matched, and also enables video delivery and interpersonal communications to users outside of the video intranet via the wide area network (WAN). We believe that users need an effective video network solution, and that VNCI video network solutions offer businesses a high quality, comprehensive and powerful means to deliver video over the "last mile of the information superhighway."

We are a relatively new company offering a new product. We first introduced our technology and initial products in late 1998 and our products first demonstrated commercial readiness during the first half of 1999. Since that time through September 30, 1999, we have received orders for video network systems totaling $2.9 million in five market segments. The price for our typical 30-user video network system is approximately $125,000. We believe that we have shown meaningful revenue and sales growth over the past nine months despite limited sales and marketing resources and our unstable financial condition during the period. However, we believe that in order for our company to be successful, we will need to achieve a significantly higher level of sales in a relatively short time, which may require substantially higher sales and marketing expenditures in the future. We have recently initiated a sales and marketing campaign to enhance market awareness of our products, which we believe will contribute to our desired level of growth. However, we have limited resources available to support our sales and marketing initiative. We do not expect that our revenues will be sufficient to support our operating expenses for the foreseeable future.

We reported revenues of $476,000 in the third quarter of 1999, a decrease of $349,000, or 42%, when compared with revenues reported in the second quarter of 1999. Our total operating expenses in the third quarter of $3,339,000 were approximately $1,221,000, or 58%, higher than the second quarter of 1999. Our revenues in the third quarter were below our expectations, principally because at this stage of the market for business video, each sale of our video network system accounts for a significant portion of our quarterly revenues and it is difficult to predict with accuracy which of our marketing initiatives will result in sales or when those sales will occur. We expect to continue to experience significant, material fluctuations in our revenues on a quarterly basis. We believe that our revenues for the third quarter are indicative of this stage of development rather than of our prospects or strategic position.

We have a limited operating history and, therefore, we do not have any substantial basis on which to predict our sales cycle. To date, our sales cycle has been relatively long and we expect that will continue for the foreseeable future. It takes substantial time for us to establish relationships with our resellers and potential end-user customers. It also takes time for us to familiarize our resellers and end-users with our video network system, the manner in which it operates and its potential uses. In the case of our resellers, we also have to train their sales forces about our product.

In addition, our video network system is a new product. Video is still a relatively new tool for businesses and is not widely used in e-commerce. Further, many prospective customers have invested in or used video conferencing systems and have been disappointed with the voice and video that most existing systems offer. For most of our potential end-user customers, our video network system requires a substantial capital investment. Accordingly, we have found that we need to educate our resellers and prospective customers about the benefits to business from investing in our video network system and often need to overcome performance-related concerns about video that our customers may have.

For all of these reasons, we believe that it takes end-user customers at least several months to decide to purchase our video network system. We expect our sales cycle will decrease after we establish customer reference accounts, create greater brand name recognition of our video network system, and have more established relationships with resellers. We also believe that if our sales and marketing initiatives are successful in increasing customer recognition of our video network products, our sales cycle could shorten, as many prospective business customers would already be familiar with our products and their capabilities.

Although we distribute and sell our products primarily through resellers, we typically ship our video systems directly to end-user customers. Our video network system technology is new and the purchase of our system requires a significant capital investment. Generally, our policy currently is to permit new prospective end-user customers to evaluate our video network system for 30 to 45 days. After that period, we generally require customers to pay for the system in full within 30 days, or to return the product. In some cases, we require a down payment at the time an order is placed.

Our recent public offering, which took place in the second quarter of this year, and our financial restructuring in late 1998 and early 1999 have given us a foundation on which to build our business. However, we do not anticipate that we will be able to achieve our desired "break-away" level of performance that would produce consistent, progressive performance for the foreseeable future. During this period, we expect that our performance will continue to be volatile.

As part of our sales and marketing ramp-up, we have recently engaged highly reputable public relations and marketing communications firms. We have retained these firms to publicize our video network system and other products to the business community and to familiarize the business community with our company and our products' capabilities. One of these firms also will be advising us regarding how to best market and position our products, and will create and distribute product marketing materials to support our marketing initiatives. We also are specifically marketing our video network system to targeted markets including: the financial services industry, medical facilities, and the educational, legal, and governmental markets. We believe that our video network offers unique, cost-effective benefits and provides an alternative method of providing training and educational opportunities for these critical targeted markets. In parallel with these efforts, our management also is aggressively recruiting experienced sales and marketing talent, and continuing to evaluate and develop the effectiveness of its existing direct sales and reseller organizations.

In support of our sales and marketing initiative, we also are seeking alliances with one or more strategic partners to market our video network system among their business customers, which we believe would contribute significantly to our business strategy. We have recently begun exploratory discussions with Internet content providers, cable operators, satellite communications companies, and Regional Bell Operating Companies (RBOCs) regarding possible strategic partnerships to jointly deliver video to the business desktop. These discussions are preliminary and at an early stage, so we cannot predict whether we will be successful in our efforts to form strategic alliances or, if we form those alliances, whether the alliances will contribute to our success. However, we believe that these strategic joint ventures would be an excellent means for us to access an existing business customer base that seeks a viable video solution and, thus, could provide the best opportunity for us to successfully market and advertise our video network solutions.

For the remainder of 1999, we intend to focus on selling and marketing our video network solutions and continuing product development to meet customer demands for new functionality and to lower the cost of our systems. Specifically, our goals are to: (i) develop new strategic partnerships committed to marketing our video network system as the video solution of choice to business users; (ii) use our current strategic and reseller arrangements to increase sales of our systems and create brand name recognition of our product, (iii) position our video network system as an enhancement to existing telephone and information systems, (iv) develop our direct sales; and (v) continue engineering our video network system to refine and improve its functionality to meet new customer requirements and to lower our costs and the price of our system through improved design. Our ability to meet these objectives are subject to a number of risks and uncertainties, including our ability to develop new strategic relationships with significant potential resellers, our ability to sell and market our product and develop market awareness of our video network system and our ability to obtain financing when we require it. We cannot assure you that we will be able to meet these objectives. We plan to continue to subcontract all major manufacturing and production activities for the foreseeable future, but we will continue to retain test and quality assurance functions until all subcontractors are certified with respect to quality.

We expect to continue to incur significant operating expenses to support our product development efforts and to enhance our sales and marketing capabilities and organization, but we anticipate that our product development expenditures will be lower than in prior years because we have introduced the commercial version of our video network system. We expect that our results of operations will vary significantly from quarter to quarter for the foreseeable future.

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

We believe that our video network system is not susceptible to Y2K problems because it does not contain an internal clock. We also have evaluated whether equipment and software that we use or that are embedded in our video network system is Y2K compliant. Our evaluation consisted principally of securing certifications from each of the vendors of these products that their product is Y2K compliant and we did not independently assess whether a product has Y2K problems. With respect to our internal IT infrastructure, including the commercial financial software that we use, we have also obtained certifications that the products that we use are Y2K compliant.

If, however, the equipment or software currently used or produced by us proves to be susceptible to the Y2K issue, we may incur significant costs to modify, re-program or replace the affected equipment or software. In addition, because our video network system operates in a Windows environment, any susceptibility of the Microsoft Windows operating system to Y2K issues could affect the operation of our video network system.

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

In addition, we have evaluated the impact of the existence of Y2K issues on our customer base. Based on those evaluations, we do not expect our potential customers to reduce their capital expenditure budgets or to defer purchases of our video network system because of concern about potential Y2K issues. We provide all of our customers with Y2K certifications with respect to our video network system, and we do not believe that the existence of Y2K issues with respect to other technologies will materially adversely impact sales of our video network.

Our assessment of the impact of Y2K on our operations is based on current facts and could change. Accordingly, we cannot assure you that there will not be interruptions or other limitations of financial and operating systems functionality or that we will not incur greater costs than projected to avoid such interruptions. Our expectations about future costs associated with the Y2K issue are subject to uncertainties that could cause actual results to have a greater financial impact than currently anticipated. Factors that could influence the amount and timing of future costs include our success in identifying Y2K issues, the costs of remediation or avoidance, the costs of assessing third-party compliance and its impact on our operations, and other factors. The forward-looking statements discussed in this section regarding Y2K compliance involve a number of risks and uncertainties, including those described above, and general economic conditions, the competitive environment in which we operate, and other risks and uncertainties identified elsewhere in this Form 10-QSB.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

Revenues. We recognized $476,000 in revenues during the three months ended September 30, 1999 compared to $255,000 recognized in the comparable period in 1998. The revenues recognized in the third quarter of 1999 consisted of revenues related to equipment sales, $149,000, and to services, $327,000. The service revenues were related to completed and accepted installation activities and other services. . Revenues generated in the comparable quarter of 1998 related entirely to equipment sales.

Cost of sales. Cost of sales for the three months ended September 30, 1999 was approximately $306,000 compared to $166,000 recognized in the comparable period of 1998. Of the cost of sales recognized in the third quarter of 1999, $80,000 was related to the cost of equipment sold in the quarter and $226,000 was related to the cost of providing services, including installation services.

Gross Margin on Sales. Overall gross margin on revenues recognized in the third quarter of 1999 was $142,000, yielding a gross margin percentage of 36%. Of this gross margin, $69,000 was derived from equipment sales, and $101,000 was derived from service revenues. The gross margin percentages achieved for equipment and services revenues were 46% and 31%, respectively. The gross margin on revenues in the third quarter of 1998 was $90,000, or 35%, earned on equipment sales.

Research and Development. Research and development costs decreased to $1,726,000 in the three months ended September 30, 1999, from $2,638,000 in the comparable period of 1998, representing a decrease of approximately $912,000, or 35%. Approximately $406,000 of the reduction resulted from reduced staffing costs as overall engineering staffing in the research and development departments declined from 34 at September 30, 1998 to 23 at September 30, 1999, the number of other engineering support personnel were reduced by an average of four people, and the use of contract labor was reduced. Recruiting and relocation expenses declined approximately $97,000 due partly to reduced costs incurred in the third quarter of 1999 compared to the same quarter of 1998, and partly due to the reversal in the third quarter of 1999 of previously accrued relocation costs. Materials and supplies purchased to support research and development activities decreased by approximately $683,000, representing a decrease of approximately $737,000 in the use of materials and supplies, offset by a net increase of $54,000 in the reserve for excess and obsolete inventory in the third quarter of 1999 compared to the third quarter of 1998. The costs associated with the use of professional services increased approximately $56,000 in the third quarter of 1999 compared to the third quarter of 1998. In the third quarter of 1999, we decided to discontinue a project to construct certain testing equipment because it was no longer necessary. Accordingly, $355,000 of the costs relative to that project was charged to expense. There were no similar charges in the same period of 1998.

Selling, General and Administrative Expenses. Selling, general, and administrative expenses decreased to approximately $1,317,000 during the three months ended September 30, from approximately $2,516,000 during the three months ended September 30, 1998, a decrease of approximately $1,199,000 or 48%.

Sales and marketing expenses decreased approximately $996,000 in the third quarter of 1999 as compared to the same period of 1998. Approximately $493,000 of this reduction was due to lower marketing personnel costs, partially offset by an increase of approximately $44,000 in staffing costs related to sales personnel. Approximately $134,000 of the reduction was due to reduced costs associated with advertising and trade-show attendance. Approximately $433,000 of the reduction in costs was related to reduced costs of equipment shipped to demonstration and evaluation sites in the three months ended September 30, 1999 compared to the same period in 1998. The costs of other material, supplies and equipment declined by approximately $104,000 in the three months ended September 30, 1999 compared to the same period of 1998. Expenses related to the use of professional services increased approximately $122,000 in the third quarter of 1999 compared to the same period of 1998.

Customer support costs decreased by approximately $117,000 in the three months ended September 30, 1999 compared to the same period in 1998. Approximately $47,000 of the decrease was due to lower staffing costs, and 73,000 was attributable to increased allocation to cost of sales-services. These reductions were offset by an increase of approximately $3,000 in the use of materials and small tools.

General and administrative costs declined by approximately $114,000 in the three months ended September 30, 1999 compared to the same period in 1998. General and administrative staffing costs increased by approximately $135,000. The Company reduced professional services costs by approximately $117,000 and printing and production costs associated with production of investor relations materials by $78,000 in the three months ended September 30, 1999 compared to the same period in 1998. Overall costs allocated to the sales, general and administrative departments from service departments were reduced by $61,000.

Depreciation and Amortization. Depreciation and amortization decreased to approximately $297,000 during the three months ended September 30, 1999, from $649,000 in the three months ended September 30, 1998, a decrease of approximately $353,000, or 54%. We use the accelerated depreciation method for book purposes and, accordingly, we experience higher levels of depreciation in the early years of depreciable assets' service lives. Also contributing to the overall reduction in depreciation expense was the disposition or retirement of assets held at one of our locations in January 1999.

Net Interest (Income) Expense. We recorded approximately $36,000 of net interest expense in the three months ended September 30, 1999, compared to approximately $22,000 of net interest expense in the comparable period of 1998. Interest expense totaled approximately $106,000 during the third quarter of 1999, compared to approximately $64,000 during the third quarter of 1998. During the third quarter of 1999, we incurred approximately $71,000 in interest expense related to long-term debt issued in connection with restructured vendor accounts payable (including $13,000 of amortization of debt discount, $5,000 related to capital lease obligations, and $29,000 related to overdue vendor payables), most of which were paid during the quarter with a portion of the net proceeds of the June 1999 Public Offering.

We earned approximately $70,000 in interest income during the third quarter of 1999, compared to $41,000 in interest income during the third quarter of 1998. The interest income recorded in the third quarter of 1999 was earned on the invested net proceeds of June 1999 Public Offering.

Net Loss. As a result of the foregoing factors, the net loss for the three months ended September 30, 1999 decreased to approximately $3,205,000, from $5,736,000 in the three months ended September 30, 1998, a decrease of approximately $2,531,000 or 44%.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

Revenues. We recognized $1,957,000 in revenues during the nine months ended September 30, 1999 compared to $366,000 recognized in the comparable period in 1998. We recognized $1,555,000 of equipment sales in the first nine months of 1999 compared to $366,000 in the first nine months of 1998. Revenues related to services were $402,000 in the first nine months of 1999 compared to no service revenues earned in the comparable period of 1998.

Cost of sales. Cost of sales for the nine months ended September 30, 1999 was approximately $1,045,000 compared to $230,000 recognized in the comparable period of 1998. Of the cost of sales recognized in the first nine months of 1999, $769,000 was related to the cost of equipment and $276,000 was related to the cost of providing installation and other services. Cost of sales recorded in the first nine months of 1998 related entirely to equipment sales.

Gross Margin on Sales. Overall gross margin on revenues recognized in the first nine months of 1999 was $912,000 yielding a gross margin percentage of 47%. Of this gross margin, $786,000 was derived from equipment sales, and $126,000 was derived from service revenues. The gross margin percentages achieved for equipment and services revenues were 51% and 31%, respectively. The gross margin on sales recorded in the first nine months of 1998 was $136,000, or a gross margin percentage of 37%.

Research and Development. Research and development costs decreased to $3,425,000 in the nine months ended September 30, 1999, from $9,871,000 in the comparable period of 1998, representing decrease of approximately $6,446,000, or 65%. The overall decrease in costs is primarily a result of our cost-reduction plan implemented in mid-1998. Approximately $1,851,000 of the reduction resulted from reduced staffing costs as engineering staffing in the research and development departments declined from an average of approximately 49 in the nine months ended September 30, 1998 to approximately 24 in the nine months ended September 30, 1999, a reduction in engineering support staff of approximately eight, and the reduced use of contract labor. Recruiting and relocation expenses declined by approximately $117,000, from approximately $166,000 in the nine months ended September 30, 1998 to approximately $49,000 in the nine months ended September 30, 1999. Materials and supplies purchased to support research and development activities decreased by approximately $3,165,000. In the nine months ended September 30, 1999, the Company increased the reserve for excess and obsolete material by $250,000, compared to an increase of $596,000 in the comparable period of 1998. Decreased use of rented equipment resulted in approximately $247,000 in cost reductions. Reduced usage of design, consulting, and testing services also contributed approximately $424,000 to the costs reductions during the nine months ended September 30, 1999, compared to the same period in 1998. In the third quarter of 1999, we decided that a project to construct certain testing equipment was no longer necessary. Accordingly, $355,000 of the costs were changed to expense. There were no similar charges in the comparable period of 1998. Allocated costs from service departments were reduced by approximately $409,000 as research and development benefited by cost reductions attained in those departments.

Selling, General and Administrative Expenses. Selling, general, and administrative expenses decreased to approximately $3,361,000 during the nine months ended September 30, 1999, from approximately $6,955,000 during the nine months ended September 30, 1998, a decrease of approximately $3,567,000 or 51%. The decrease in selling, general and administrative expenses reflects the results of our cost reduction program implemented in mid-1998.

Sales and marketing expenses decreased approximately $2,565,000 in the first nine months of 1999 as compared to the same period of 1998. Approximately $999,000 of this reduction was due to lower marketing personnel costs, partially offset by an increase of approximately $101,000 in staffing costs related to sales personnel. Approximately $132,000 of the decrease was attributable to a reduction in recruiting and relocations expenses in the first nine months of 1999 relative to the first nine months of 1998. Approximately $495,000 of the reduction was due to reduced costs associated with advertising and trade-shows. In the first nine months of 1998, we incurred a charge of $133,000 related to the cancellation of plans to open a new sales office in the Metropolitan Washington, D.C. area. Approximately $207,000 of the decrease in expenses related to reduced use of uncapitalized tools and equipment. Approximately $564,000 of the reduction in costs was related to reduced costs of equipment shipped to demonstration and evaluation sites in the nine months ended September 30, 1999 compared to the same period in 1998.

Customer support costs decreased by approximately $445,000 in the nine months ended September 30, 1999 compared to the same period in 1998. Approximately $162,000 of the decrease was due to lower staffing costs, $63,000 was due to a decline in travel costs, and $93,000 associated with reduced use of materials and uncapitalized tools and equipment. Approximately $102,000 of the reduction in customer service costs in the nine months ended September 30, 1999 compared to the same period in 1998 was due to the allocation of a portion of customer service department costs to Cost of sales-services.

General and administrative costs declined by approximately $584,000 in the nine months ended September 30, 1999 compared to the same period in 1998. We reduced professional services costs by approximately $191,000 and printing and production costs associated with production of investor relations materials by $153,000 in the nine months ended September 30, 1999 compared to the same period in 1998. Costs of general supplies, printing, and postage were reduced approximately $107,000. Offsetting these reductions was an increase in general and administrative staffing costs of $84,000 and recruiting and relocation expenses of $46,000. Overall costs allocated to the sales, general and administrative departments from service departments were reduced by $307,000.

Depreciation and Amortization. Depreciation and amortization decreased to approximately $884,000 during the nine months ended September 30, 1999, from $1,619,000 in the nine months ended September 30, 1998, a decrease of approximately $735,000, or 45%. We use the accelerated depreciation method for book purposes and, accordingly, we experience higher levels of depreciation in the early years of depreciable assets' service lives. Also contributing to the overall reduction in depreciation expense was the disposition or retirement of assets held at one of our locations in January 1999.

Net Interest (Income) Expense. We recorded approximately $2,184,000 of net interest expense in the nine months ended September 30, 1999, compared to approximately $176,000 of net interest income in the comparable period of

1998. Interest expense totaled approximately $2,273,000 during the first nine months of 1999, compared to approximately $109,000 during comparable period of 1998. Of the interest expense recorded in the 1999 period, approximately $1,847,000 was interest expense on the outstanding unsecured promissory notes with an aggregate principal amount of $2,850,000, that we issued in a unit offering completed in February of 1999. Included in the interest expense recorded in connection with the unsecured promissory notes was approximately $1,270,000 of amortization of debt discount and $472,000 of amortization of debt issuance costs. In addition, during the first nine months of 1999, we incurred approximately $252,000 in interest expense related to long-term debt issued in connection with restructured vendor accounts payable (including $37,000 of amortization of debt discount), $75,000 in interest incurred on the 5% Convertible Debentures, $60,000 related to overdue vendor payables balances, and an additional $33,000 related to capital lease obligations.

We earned approximately $89,000 in interest income during the first nine months of 1999, compared to $285,000 in interest income during the nine months of 1998. The interest income recorded in the first nine months of 1999 was earned primarily on the invested proceeds of the public offering of common stock that we completed in June 1999. We had lower average cash balances during first half of 1999 available for investment compared to 1998 and accordingly earned less interest income.

Net Loss. As a result of the foregoing factors, the net loss for the nine months ended September 30, 1999 decreased to approximately $8,942,000 from $18,133,000 in the nine months ended September 30, 1998, a decrease of approximately $9,191,000 or 51%.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred cumulative losses aggregating approximately $48.1 million from our inception through September 30, 1999. We expect to incur additional operating losses for the foreseeable future, principally as a result of expenses associated with product development efforts and anticipated sales, marketing, and general and administrative expenses. During the first nine months of 1999, we satisfied our cash requirements principally from the approximately $14.2 million in net proceeds received from a public offering of units in June 1999.

We had cash and cash equivalents of $4,827,000 at September 30, 1999 compared to $8,000 at December 31, 1998, an increase of approximately $4,819,000. Increases in cash and cash equivalents were primarily the result of the net proceeds of the June 1999 public offering of units and, to a lesser extent, cash generated by sales of our video network system during the first nine months of 1999, offset by cash used in operations during the period. We expect that our current cash will be sufficient to fund our operations at least through the first quarter of 1999. We do not currently anticipate that our operating revenues will be sufficient to fund our operations for the foreseeable future. Accordingly, we anticipate that we will be required to obtain additional financing in the future to continue operations.

Net cash used in operations during the nine months ended September 30, 1999 was approximately $7,472,000. The net loss in the first nine months of 1999, reduced by depreciation, amortization, non-cash compensation and other non-cash charges was approximately $5,416,000. Inventory decreased by approximately $561,000 during the first nine months of 1999, primarily as a result of sales made during the period, offset by an increase of $1.1 million in inventory acquired from Sanmina upon issuance of long term debt. Accounts receivable increased by $48,000 during the first nine months of 1999 as a result of new sales during the period, offset by cash received from customers relating to outstanding accounts receivable. Accounts payable decreased by approximately $2,622,000 in the first nine months of 1999 due primarily to the repayment of overdue balances owed vendors from a portion of the net proceeds of the public offering competed in June 1999 and the conversion of $3,575,000 in accounts payable balances to long term debt in the first quarter of 1999.

We generated $47,000 in cash from investing activities during the nine months ended September 30, 1999. We generated $85,000 through the sale of certain office furniture and equipment, primarily to a third party who assumed a lease on property that we previously occupied, offset by $38,000 in additional capital equipment during the first nine months of 1999.

We generated approximately $12,244,000 in cash from financing activities during the nine months ended September 30, 1999. We received approximately $14,127,000 in net proceeds from the June 1999 public offering of units. We issued 2,300,000 units (including units issued upon exercise of the underwriter's 15% overallotment option) at a price to the public of $7.50 per unit. Each unit consists of three shares of common stock and two warrants to purchase common stock for $4.00 per share.

In February 1999, we issued unsecured promissory notes with a face value of $2,850,000 and 156,417 shares of common stock in a private placement from which we received net proceeds of approximately $2,396,000. The net proceeds from the February 1999 private placement provided most of our operating funds during the first nine months of 1999 until we completed the public offering of units in June 1999. These notes and the accrued interest thereon, were repaid in June 1999, using approximately $2,955,000 of the net proceeds from the public offering.

We also received $36,000 as an unsecured loan from an employee in the first quarter of 1999. That note was repaid in June 1999.

In February, we renegotiated amounts due to two of our trade creditors and converted $3,575,000 in accounts payable balance to long term debt. In addition, we acquired an additional $1,100,000 in inventory from Sanmina by issuing long term debt. In the first half of 1999, we paid $1,175,000 of the principal amount of the $4,675,000 in long term debt added in the first half of 1999.

In accordance with the terms of the agreements governing the Series B Preferred Stock, immediately following the consummation of the public offering on June 18, 1999, all shares of Series B Preferred Stock, and accreted dividends thereon, were converted to 62,162 shares of common stock using a conversion price of $19.25 per share.

In accordance with letter agreements reached with the holders of the subordinated convertible debentures in May 1999, our outstanding convertible debentures, and interest accrued thereon, automatically converted to 873,415 shares of common stock at an agreed conversion price of $3.75 per share on June 18, 1999.

Also in the first nine months of 1999, we paid an additional $106,000 of other notes payable and $148,000 in capital lease obligations.


RISK FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following are some of the important risks associated with our business and our strategy, which could impact our future financial condition and results of operations. You should read and consider carefully the following risk factors.

WE WILL REQUIRE ADDITIONAL FINANCING.

We estimate that our cash on hand will fund operations at least through the first quarter of 2000. However, changes in the market in which we operate, in our business, or in our business plan could increase our need for additional capital. Our future capital requirements could exceed our current expectations as a result of increases in the cost of manufacturing and marketing activities, the size of our research and development programs, the length of time required to collect accounts receivable, and competing technological and market developments.

After our current cash is exhausted, we will need additional cash to continue operating. To date, the cash generated from operations has not been sufficient to fund our business and we have been dependent on financings to continue operating. We expect that we will continue to require outside debt or equity financing for the foreseeable future. We do not currently have any lines of credit or bank financing, and we do not anticipate having access to bank financing for the foreseeable future. We may not be able to raise any additional money through equity or debt financings on acceptable terms or at all. If we were to raise additional funds through the issuance of equity or convertible debt securities, existing investors could be substantially diluted, or we could issue securities that have preferences and privileges that our outstanding securities do not have. If we are not able to complete additional financings or generate funds when capital is needed, we will not be able to continue operating.

CUSTOMERS MAY NOT BUY OUR PRODUCTS DUE TO CONCERNS OVER OUR VIABILITY.

Due to our recurring losses from operations and lack of cash, some potential customers may decide not to purchase our video network system because of concerns that we may be unable to service, enhance or upgrade the systems. If we are not able to alleviate concerns about our long-term viability, we may not be able to market and sell our video network system successfully and continue operations.

WE HAVE A HISTORY OF SIGNIFICANT LOSSES AND EXPECT LOSSES TO CONTINUE.

We have incurred substantial losses from operations to date and had an accumulated net loss of approximately $48 million through September 30, 1999. Our financial statements for the year ended and as of December 31, 1998, and the report of our independent accountants on those financial statements, indicate that there is substantial doubt about our ability to continue as a going concern.

We expect to continue to lose money for the foreseeable future.

We recognized only $765,617 in revenues from the sale of products during the year 1998, and recognized only $1.9 million in revenues during the first nine months of 1999. We did not recognize any revenues in 1997. Accordingly, there is no historical basis for you to expect that we will be able to realize operating revenues or profits in the future. We have a limited number of orders for delivery in the second half of 1999 and we cannot predict with accuracy what our revenues will be in the future. Our ability to recognize operating revenues in the future will depend on a number of factors, certain of which are beyond our control, including:

     - customer acceptance of products shipped and installed to date and in the future;

     - our ability to generate new sales of products and secure customer acceptance; and

     -    the timing of customer payments.

WE HAVE A LIMITED OPERATING HISTORY.

Although we were incorporated in 1993, we focused on research and development until we shipped our first commercial products in the third quarter of 1998. James F. Bunker, our Chairman and Chief Executive Officer, has been with us since only July 1998 and Carl Muscari, our President and Chief Operating Officer, joined us in September 1999. Accordingly, we have limited experience managing the Company since we shipped our first commercial video network system. Because of our limited operating history, you have limited information on which to assess our ability to realize operating revenues or profits in the future.

WE MAY NOT BE ABLE TO MARKET OUR PRODUCTS EFFECTIVELY.

     We Depend on Our Resellers. We distribute our products primarily through major sellers of telephony products, system integrators and value-added resellers (VARs). Currently, we have agreements with approximately 15 resellers. These arrangements are for relatively short contractual periods and may be terminated under certain circumstances. We cannot assure you that we will be able to maintain existing relationships or establish new relationships. We compete for relationships with third-party resellers with larger, better-established companies with substantially greater financial resources. If we cannot maintain our current reseller relationships and cannot develop new relationships, we may not be able to sell our video network system.

     Resellers May Not Be Effective Distributors. Sales to third-party resellers are expected to generate a significant part of our future revenues. However, we have sold only a limited number of video network systems and components under our reseller arrangements, and to date have recognized minimal revenues from those sales. We currently have limited orders from our resellers for additional sales of video network systems. If our resellers fail to market and sell our products, or our products fail to become an accepted part of the resellers' product offerings, the value of your investment could be reduced.

     We May Not Be Able To Develop Direct Sales and Marketing Capabilities. We expect to depend on the marketing efforts of our resellers for the foreseeable future. However, we are also developing a direct marketing capability to promote our video network system and to support our resellers. We cannot assure you that we will be able to create awareness of, and demand for, our products through our marketing efforts, or that the development of our direct marketing capabilities will lead to sales of our products and services. If we cannot successfully develop our own sales and marketing capabilities, we may not succeed in building brand-name recognition of our system, and we will remain solely dependent on reseller efforts.

THE MARKET FOR VIDEO COMMUNICATIONS PRODUCTS MAY NOT DEVELOP.

The market for video communications products is new and is rapidly evolving. As is typical for a new technology, demand for and market acceptance of new products is unpredictable. If the market for video communications products fails to develop or develops more slowly than expected, our business and financial condition could be materially and adversely affected.

UNCERTAIN PROTECTION OF INTELLECTUAL PROPERTY.

Our success will depend, in part, on our ability to protect our intellectual property rights to our proprietary hardware products. To-ward that end, we rely in part on trademark, copyright and trade secret law to protect our intellectual property in the U.S. and abroad. The degree of protection provided by patents is uncertain and involves largely unresolved complex legal and factual questions.

The process of seeking patent and trademark protection can be long and expensive, and there is no assurance that any pending or future applications will result in patents and/or registered trademarks. Further, we cannot assure you that any proprietary rights granted will provide meaningful protection or any commercial advantage to us. We also cannot assure you that claims for infringement will not be asserted or prosecuted against us in the future, although we are not presently aware of any basis for claims. A number of companies have developed and received proprietary rights to technologies that may be competitive with our technologies. Most of these entities are larger and have significantly greater resources than we do. Given the rapid development of technology in the telecommunications industry, we cannot assure you that our products do not or will not infringe upon the proprietary rights of others.

WE DEPEND ON THIRD PARTIES FOR MANUFACTURING.

We outsource the manufacturing and assembly of many of the components of our products. To date, we have relied primarily on two manufacturers for the manufacture and assembly of the components used in our video switch. Several other manufacturers also produce smaller sub-assemblies and components for us on a per-project basis. We cannot assure you that our subcontractors will continue to perform under our agreements with them or that we will be able to negotiate continuing arrangements with these manufacturers on acceptable terms and conditions, or at all. In particular, our failure to pay these manufacturers when due during 1998 and early 1999 could affect their willingness to continue working with us. If we cannot maintain relationships with our current subcontractors, we may not be able to find other suitable manufacturers. Any difficulties encountered with these manufacturers could cause product defects and/or delays and cost overruns and may cause us to be unable to fulfill orders on a timely basis. Any of these difficulties could materially and adversely affect us.

SALES OF A LARGE NUMBER OF SHARES IN THE PUBLIC MARKET COULD REDUCE THE MARKET PRICE OF OUR EQUITY SECURITIES.

Substantially all of our currently outstanding shares of common stock have been registered for sale under the Securities Act of 1933, are eligible for sale under an exemption from the registration requirements or are subject to registration rights pursuant to which holders may require us to register their shares in the future. Sales or the expectation of sales of a substantial number of shares of our common stock in the public market could adversely affect the prevailing market price of our common stock and other equity securities.

OUR MARKET VALUE IS HIGHLY VOLATILE.

The market price of our common stock has been highly volatile and may continue to fluctuate in the future. We completed an initial public offering of 295,714 shares of our common stock at a price of $38.50 per share in April 1997. Subsequently, in November 1997 we completed a follow-on public offering of 142,857 shares of common stock at a price of $161.875 per share. On November 19, 1999, the closing price per share of our common stock as reported on the Nasdaq SmallCap market was $3.03125. As a result of our stock price volatility, it is difficult to determine the market value of our company. You cannot be sure how the price of our equity securities might change in the future.

GOVERNMENT REGULATION

The VidModem and VidPhone Switch components of our video network system must comply with certain regulations of the Federal Communications Commission ("FCC"). Under FCC regulations, we will be required to follow a verification procedure consisting of a self-certification that the VidModem complies with applicable regulations pertaining to radio frequency devices. A qualified, independent testing facility tested the VidModem, and it was found to comply with FCC regulations. We obtained equipment registrations from the FCC for certain VidPhone system components, including the VidPhone switch, that are connected to the public switched telephone network.

Although we believe that at present our video network system complies with all applicable government regulations, future government regulations could increase the cost of bringing products to market or adversely affect our ability to market and sell our products and technology.

                                     PART II



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)  We held our Annual Meeting of Stockholders on September 9, 1999.

(b) At our 1999 Annual Meeting of Stockholders, our stockholders elected two directors, Richard S. Friedland and Cheryl Snyder.

(c) The following is a brief description of each matter voted upon at our 1999 Annual Meeting of Stockholders, the number of votes cast for, against or withheld, as well as the number of abstentions and broker non0vtes as to each such matter:

(i)         Election of Directors:            For                 Withheld

      Richard S. Friedland                 7,155,323               13,595
      Cheryl Snyder                        7,155,523               13,395

(ii) Consideration of a proposal to approve the adoption of a new 1999 Stock Incentive Plan:

      For            Against        Abstain         Not Voted

      2,063,043      45,072         27,722          5,033,081

(iii) Consideration of a proposal to approve and adopt the Fourth Amended and Restated Certificate of Incorporation to change the name of the corporation to Video Network Communications, Inc.

      For             Against       Abstain

      7,188,704       18,090        32,124



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits.

10.7  3.1   Fourth Amended and Restated Certificate of Incorporation

10.15 1999 Stock Incentive Plan.

10.16 Employment Agreement dated as of September 9, 1999 by and between the Registrant and Carl Muscari.

11    Statement of Computation of Earnings Per Share

27.1  Financial Data Schedule.

(b)   Reports on Form 8-K during the quarter ended September 30, 1999.

None.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           Video Network Communications, Inc.

                           By:
                                 ------------------------------
                                 Carl Muscari
                                 President
                                 (duly authorized executive officer)

                                 ------------------------------
                                 Robert H. Emery
                                 Vice President, Administration and Finance
                                 (principal financial officer)


November 22, 1999

                                  EXHIBIT INDEX

3.1    Fourth Amended and Restated Certificate of Incorporation.

10.15  1999 Stock Incentive Plan.

10.16 Employment Agreement dated as of September 9, 1999 by and between the Registrant and Carl Muscari.

11     Statement of Computation of Earnings Per Share

27.1   Financial Data Schedule.