Form 10QSB/A
period 1999-09-30
VIDEO NETWORK COMMUNICATIONS INC
filed 1999-11-23
CIK 944310

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

Yes_____  No  __X__

     We originally filed our Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999, on November 22, 1999. We are filing this Quarterly Report on Form 10-QSB/A-1 for the quarter ended September 30, 1999 to correct certain typographical and other minor errors in our original Quarterly Report on Form 10-QSB.

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
                                             ============      ============      ============      ============

Net loss per common share -basic and
         diluted                             $   (    .36)     $     ( 7.00)     $     ( 2.29)     $    ( 22.23)
                                             ============      ============      ============      ============

Weighted average shares outstanding -
         basic and diluted                      8,812,141           820,148         3,919,867           815,902
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

Gross Margin on Sales. Overall gross margin on revenues recognized in the third quarter of 1999 was $170,000, yielding a gross margin percentage of 36%. Of this gross margin, $69,000 was derived from equipment sales, and $101,000 was derived from service revenues. The gross margin percentages achieved for equipment and services revenues were 46% and 31%, respectively. The gross margin on revenues in the third quarter of 1998 was $90,000, or 35%, earned on equipment sales.

Research and Development. Research and development costs decreased to $1,726,000 in the three months ended September 30, 1999, from $2,638,000 in the comparable period of 1998, representing a decrease of approximately $912,000, or 35%. Approximately $406,000 of the reduction resulted from reduced staffing costs as overall engineering staffing in the research and development departments declined from 34 at September 30, 1998 to 23 at September 30, 1999, the number of other engineering support personnel were reduced by an average of four people, and the use of contract labor was reduced. Recruiting and relocation expenses declined approximately $97,000 due partly to reduced costs incurred in the third quarter of 1999 compared to the same quarter of 1998, and partly due to the reversal in the third quarter of 1999 of previously accrued relocation costs. Materials and supplies purchased to support research and development activities decreased by approximately $683,000, representing a decrease of approximately $737,000 in the use of materials and supplies, offset by a net increase of $54,000 in the reserve for excess and obsolete inventory in the third quarter of 1999 compared to the third quarter of 1998. The costs associated with the use of professional services increased approximately $56,000 in the third quarter of 1999 compared to the third quarter of 1998. In the third quarter of 1999, we decided to discontinue a project to construct certain testing equipment because it was no longer necessary. Accordingly, $355,000 of the costs relative to that project were charged to expense. There were no similar charges in the same period of 1998.

Selling, General and Administrative Expenses. Selling, general, and administrative expenses decreased to approximately $1,317,000 during the three months ended September 30, 1999 from approximately $2,516,000 during the three months ended September 30, 1998, a decrease of approximately $1,199,000 or 48%.

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

Customer support costs decreased by approximately $89,000 in the three months ended September 30, 1999 compared to the same period in 1998. Approximately $47,000 of the decrease was due to lower staffing costs, and 45,000 was attributable to increased allocation to cost of sales-services. These reductions were offset by an increase of approximately $3,000 in the use of materials and small tools.

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

Cost of sales. Cost of sales for the nine months ended September 30, 1999 was approximately $1,017,000 compared to $230,000 recognized in the comparable period of 1998. Of the cost of sales recognized in the first nine months of 1999, $769,000 was related to the cost of equipment and $248,000 was related to the cost of providing installation and other services. Cost of sales recorded in the first nine months of 1998 related entirely to equipment sales.

Gross Margin on Sales. Overall gross margin on revenues recognized in the first nine months of 1999 was $939,000 yielding a gross margin percentage of 48%. Of this gross margin, $786,000 was derived from equipment sales, and $153,000 was derived from service revenues. The gross margin percentages achieved for equipment and services revenues were 51% and 38%, respectively. The gross margin on sales recorded in the first nine months of 1998 was $136,000, or a gross margin percentage of 37%.

Research and Development. Research and development costs decreased to $3,425,000 in the nine months ended September 30, 1999, from $9,871,000 in the comparable period of 1998, representing decrease of approximately $6,446,000, or 65%. The overall decrease in costs is primarily a result of our cost-reduction plan implemented in mid-1998. Approximately $1,851,000 of the reduction resulted from reduced staffing costs as engineering staffing in the research and development departments declined from an average of approximately 49 in the nine months ended September 30, 1998 to approximately 24 in the nine months ended September 30, 1999, a reduction in engineering support staff of approximately eight, and the reduced use of contract labor. Recruiting and relocation expenses declined by approximately $117,000, from approximately $166,000 in the nine months ended September 30, 1998 to approximately $49,000 in the nine months ended September 30, 1999. Materials and supplies purchased to support research and development activities decreased by approximately $3,165,000. In the nine months ended September 30, 1999, the Company increased the reserve for excess and obsolete material by $250,000, compared to an increase of $596,000 in the comparable period of 1998. Decreased use of rented equipment resulted in approximately $247,000 in cost reductions. Reduced usage of design, consulting, and testing services also contributed approximately $424,000 to the costs reductions during the nine months ended September 30, 1999, compared to the same period in 1998. In the third quarter of 1999, we decided that a project to construct certain testing equipment was no longer necessary. Accordingly, $355,000 of the costs were charged to expense. There were no similar charges in the comparable period of 1998. Allocated costs from service departments were reduced by approximately $409,000 as research and development benefited by cost reductions attained in those departments.

Selling, General and Administrative Expenses. Selling, general, and administrative expenses decreased to approximately $3,388,000 during the nine months ended September 30, 1999, from approximately $6,955,000 during the nine months ended September 30, 1998, a decrease of approximately $3,567,000 or 51%. The decrease in selling, general and administrative expenses reflects the results of our cost reduction program implemented in mid-1998.

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

We earned approximately $89,000 in interest income during the first nine months of 1999, compared to $285,000 in interest income during the nine months of 1998. The interest income recorded in the first nine months of 1999 was earned primarily on the invested proceeds of the public offering of units that we completed in June 1999. We had lower average cash balances during first half of 1999 available for investment compared to 1998 and accordingly earned less interest income.

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


                           Video Network Communications, Inc.

                           By:   /s/ Carl Muscari
                                 ------------------------------
                                 Carl Muscari
                                 President
                                 (duly authorized executive officer)
                                 /s/ Robert H. Emery
                                 ------------------------------
                                 Robert H. Emery
                                 Vice President, Administration and Finance
                                 (principal financial officer)


November 23, 1999

                                  EXHIBIT INDEX

3.1    Fourth Amended and Restated Certificate of Incorporation.

10.15  1999 Stock Incentive Plan.

10.16 Employment Agreement dated as of September 9, 1999 by and between the Registrant and Carl Muscari.

11     Statement of Computation of Earnings Per Share

27.1   Financial Data Schedule.