Form 10KSB
period 1999-12-31
VIDEO NETWORK COMMUNICATIONS INC
filed 2000-03-30
CIK 944310

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                      ------------------------------------
                                  FORM 10-KSB

(Mark One)
   [X]                ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934.
                    For the fiscal year ended December 31, 1999
                                         OR
   [ ]              TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the fiscal year from           to
                          Commission File Number 000-22235

                      ------------------------------------
                       VIDEO NETWORK COMMUNICATIONS, INC.
                 (Name of Small Business Issuer in Its Charter)

                  DELAWARE                                      54-1707962
(State or Other Jurisdiction of Incorporation      (I.R.S. Employer Identification No.)
               or Organization)
           50 INTERNATIONAL DRIVE,                                 03801
          PORTSMOUTH, NEW HAMPSHIRE                             (Zip Code)
  (Address of Principal Executive Offices)

                                 (603) 334-6700
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year. $ 2,395,111

     The aggregate market value of the voting common equity held by non-affiliates as of March 17, 2000, was $37,162,973.

     The number of shares of the issuer's Common Stock outstanding as of March 17, 2000, was 8,907,970 shares. Transitional Small Business Disclosure Format

     (check one): Yes [ ] No [X]
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM                                                                  PAGE
----                                                                  ----
                                  PART I
1.    Business....................................................       3
2.    Properties..................................................       8
3.    Legal Proceedings...........................................       9
4.    Submission of Matters to a Vote of Security Holders.........       9
                                 PART II
5.    Market for Common Equity and Related Stockholder Matter.....       9
6.    Management's Discussion and Analysis of Financial Condition
        and Results of Operations.................................       9
7.    Financial Statements........................................      21
8.    Changes in and Disagreements with Accountants on Accounting
        and Financial Disclosure..................................      22
                                 PART III
9.    Directors, Executive Officers, Promoters and Control
        Persons; Compliance with Section 16(a) of the Exchange
        Act.......................................................      23
10.   Executive Compensation......................................      25
11.   Security Ownership of Certain Beneficial Owners and
        Management................................................      29
12.   Certain Relationships and Related Transactions..............      32
13.   Exhibits, List and Reports on Form 8-K......................      35
14.   Signatures..................................................      38

                                     PART I

     Unless otherwise indicated, all information in this Form 10-KSB gives effect to a one-for-seven reverse stock split of our common stock effective as of April 14, 1999. It also gives effect to a change in the Corporation's name to Video Network Communications, Inc. from Objective Communications, Inc. effective as of September 9, 1999.

     Some of the statements in this Form 10-KSB are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a number of risks and uncertainties. We have made these statements based on currently available operating, financial and competitive information. However, actual results and future events may differ significantly from the results contemplated in the forward-looking statements because of a number of factors, including product and technology development, customer and market acceptance of our product, demand for our product, the impact of competitive products and pricing, and other risks detailed in this Form 10-KSB and in our other Securities and Exchange Commission filings.

     In this Form 10-KSB, we refer to Video Network Communications, Inc., a Delaware corporation, as we, the Company, VNCI or Video Network Communications.

ITEM 1.  BUSINESS

INTRODUCTION

     Video Network Communications is a Delaware corporation formed in 1993 to design, develop and market full motion, high resolution, cost-effective video network systems. Users of the VidPhone video network system can view broadcast video, participate in multi-party video conferences and retrieve stored video on demand. Our VidPhone system distributes video to and from desktop and laptop personal computers and conference rooms configured with VidPhone stations, over the same wiring used by the telephone. We believe that the VidPhone system offers greater functionality and compatibility with existing infrastructure and higher quality than other video network or conferencing systems available today.

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

     We believe that video networks that fully support video broadcast, video retrieval and video conferencing applications address many of the communications requirements of the business community. Video networks can improve worker productivity by facilitating the efficient exchange of information between geographically dispersed parties and reducing travel expenses. In addition, they can enable the use of video material for training and research at the convenience of the user rather than the presenter and permit businesses to access business broadcasts, such as CNN, CNNfn and CNBC, at a desktop or laptop computer. To date, however, infrastructure and transmission constraints, costs and other limitations have precluded business quality video broadcast, retrieval and conferencing applications at individual desktops.

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

     Some video conferencing systems attempt to use the LAN rather than dedicated telephone lines. These are referred to as IP or H.323 systems. LAN-based systems also require the installation of hardware or software CODECs in each user's desktop or laptop computer. Data LANs were not designed for isochronous, i.e., time dependent, data such as video and audio. LANs were designed to be shared by individuals using the transmission medium for short periods of time. Most LANs today do not have the bandwidth to accommodate the volume of data inherent in full-motion video applications. Consequently, even a single video conference would significantly diminish the capacity of most LANs to support other users. Information technology managers resist LAN-based video applications because of the additional volume of data and new infrastructure and the associated maintenance required to support them. Although high speed Ethernet and gigabit routing switches may alleviate some of the bandwidth problems resulting from the transmission of video on the LAN, we believe that these new technologies do not adequately address the transmission delay problems plaguing such systems. We do not believe that asynchronous transfer mode ("ATM") will reach desktop computers due to the high cost.

     We do not expect business users to adopt video applications on any significant scale until video systems are capable of providing cost effective TV-quality video and FM-quality stereo audio and are cost effective. We believe that our VidPhone video network meets these requirements because it takes advantage of existing telephone wiring and supports high quality bi-directional video and audio, but does not interfere with the existing telephone systems, LAN-based computer systems or impede the performance of an individual desktop or laptop computer.

PRODUCTS AND TECHNOLOGY

     Our VidPhone system is a full-motion, high resolution, cost-effective video network system that uses the same wiring as the telephone, which gives it a competitive cost advantage over other types of video network systems. Users of the VNCI video distribution system can view broadcast video and participate in multi-party video conferences from desktop personal computers or conference rooms.

     Our VidPhone system is comprised of the following core components:

     VidPhone Switch. The VidPhone switch is the heart of the Video Network System. The switch (similar to a PBX) is a communications server that uses VNCI's patented technology to deliver full-motion TV quality video and FM stereo audio throughout a building or campus -- and does so over the same single twisted pair of telephone wire that is already part of your telephony infrastructure without disrupting telephone service.

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

     VidPhone Station Software. VidPhone station software is the software platform supporting users of the VidPhone system. It provides an easy-to-use graphical user interface for all video applications offered by the VidPhone system and transforms a user's desktop or laptop computer into a VidPhone station. The user's computer is configured with non-proprietary equipment such as a microphone, speakers and a camera. VidPhone stations connect to the VidPhone switch through a VidModem. A VidPhone station user can view broadcast video participate in video conferences and retrieve stored video. VidPhone stations may be located up to 1,000 feet from the VidPhone switch when using category 3 wiring, and up to 2,000 feet when using category 5 wiring. We believe that most modern business telephone systems use at least category 3 wire. VidPhone stations do not need a terminal-resident ISDN or ATM CODECs because they connect directly to the VidPhone switch. VidPhone stations may be easily and inexpensively modified for conference room systems. The VidPhone system also supports all video network applications in a large screen multi-party conference room setting.

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

     ISDN Gateway. Video Network Communications' ISDN Gateway is a dual port device that allows VidPhone(R) Station users to call other VidPhone Switches over the Wide Area Network ("WAN") or other H.320 video conferencing systems. By leveraging VidPhone(TM) technology VNCI's ISDN Gateway makes it possible for any VidPhone Station to originate a Wide Area Network call. VidPhone Station users can place a call directly from their PC without having to go to a designated ISDN wired meeting room to conduct videoconferences. With the introduction of the Company's ISDN/IP Gateway anticipated in the second quarter of 2000, users will be able to call other H.323-based video conferencing systems directly from their individual desktop.

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

     Retrieval of Stored Video. VidPhone system users can access video material stored on a variety of different types of devices, such as a video server, a VCR, and a DVD player. Users access stored video using point-and-click techniques similar to those used to access broadcast video.

SALES AND MARKETING

     Our sales and marketing strategy is to create brand-name recognition of the VNCI VidPhone System. We actively promote the VidPhone system through various initiatives including press releases, targeting key media outlets, direct mailing campaigns, presentations to industry analysts and consultants, technology announcements, formal product launches, and participation in trade shows.

     Resellers. We market our VidPhone system directly and through telephone product and service companies, systems integrators and VARs who generally will market and sell our video network system as an upgrade to their existing customers' telephone and information systems. We currently have agreements with more than a dozen resellers. In part, our strategy is to capitalize on the drive by some of the telephone product and service resellers to gain prominence in the corporate information systems market. The attributes of the VidPhone system enable our resellers to offer a fully functional video network that competes directly with video network functions offered by computer and LAN vendors. We believe the VidPhone system is more attractive to information technology administrators than LAN-based systems because it does not use LAN bandwidth, compromise LAN integrity, effect LAN reliability or use significant personal computer processing power. The VidPhone system architecture also enables information technology administrators to centrally manage system resources and feature upgrades. The VidPhone system provides higher quality video and audio than any LAN-based system currently available.

     Telephone product and service providers, systems integrators and VARs offer sales, service and support and have large customer bases. These distribution channels have a large existing customer base that is generally receptive to system upgrades. We have an agreement with Bell Atlantic to market and sell our video network to the Department of Defense and other governmental agencies and we are renewing our strategic alliance with Unisys, a major systems integrator that resells our VidPhone system to the federal government, however, no sales have been made to date.

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

     Direct Sales. We have a small internal direct sales force to promote our VidPhone system, to create reference accounts in major markets, and to support our third-party resellers. We recently hired a new Vice President Sales and Marketing and we intend to continue to develop our direct sales force, focusing on adding a small number of sales people in specific geographic areas to further our sales and marketing efforts.

     Vertical Distribution Channels. We are developing vertical distribution channels for our VidPhone system. Initially, our sales and marketing efforts target education, the government and the financial and medical industries. We are targeting the government sector because it tends to adopt technology early and has many uses for a video network system. We are targeting the financial, education and medical industries because these industries have a demonstrated need to broadcast and distribute video to many users at their desktop computers.

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

     Training. To promote reseller sales and marketing efforts, as well as resellers' support for our products, we hold in-depth training programs to educate our resellers about our products. During 1999, we held training classes for reseller sales, support and service personnel, both at our facilities and at our resellers' facilities. We intend to increase the number and availability of our training programs in the future, which we believe will help build brand awareness, promote reseller sales and marketing of the VidPhone system, and improve reseller service and support for our VidPhone systems.

PRODUCT RESEARCH AND DEVELOPMENT

     During 1997, our research and development efforts focused on completing the initial development and production of the VidPhone system. We introduced the VidPhone system in the fourth quarter of 1997, and we made the first shipments of the commercial VidPhone system in the third quarter of 1998. Since then, our research and development has focused on:

     - adding new features to existing product lines requested by our customers;

     -  creating new products in response to customer demand;

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

INTELLECTUAL PROPERTY

     Our proprietary VidModem transmission technology, incorporated in our VidPhone system, is covered by two U.S. patents issued in April 1997 and July 1998. These patents relate to a method and apparatus for transmitting video information over telephone wiring. Additionally, we have received a notice of allowance from the Canadian patent office on a Canadian patent application relating to the VidModem technology, and we expect to receive a Canadian patent for the technology.

     We also are currently prosecuting a patent application covering the VidPhone system's networking and switching technology, and we have pending patent applications for a scalable high-speed packet switch and for a U-channel interface device. We have received a notice of allowance from the U.S. Patent and Trademark Office for the U-channel interface patent application, and expect to receive a U.S. patent covering that technology during 2000. We have additionally received an indication from the U.S. Patent and Trademark Office that various aspects of the scalable high-speed packet switch are patentable, and expect to receive another U.S. patent covering that technology during 2000. Foreign patent applications are also pending for this technology.

     We cannot predict when we will receive a dispositive ruling from the U.S. Patent and Trademark Office concerning these patent applications. We may file additional patent applications in 2000. The success of our products depends in part on our continuing ability to obtain and protect patents, licenses and other intellectual property rights covering our significant hardware and software products. We have registered the trademarks Video Network Communications, VidPhone, and VidModem.

     The process of seeking patent and trademark protection can be long and expensive, and there can be no assurance that patents and trademarks will issue from currently pending or future applications or that any patents or trademarks that are issued will be of sufficient scope to provide meaningful protection or any commercial advantage to us.

MANUFACTURING

     We outsource the manufacture and assembly of components used in the VidPhone system. In particular, we outsource the production of the VidPhone switch to various contract manufacturers. Several manufacturers are producing smaller sub-assemblies and components for us. We believe we will be able to continue to outsource production and that there are a number of manufacturers qualified to produce components of our VidPhone system, because the production process is relatively routine and does not require any unique expertise. Although our products incorporate unique, patented technology, we also believe that all of the components used in our equipment are readily available from commercial suppliers. As a result, we do not believe that we depend on any single manufacturer or supplier to a material extent. All products produced by third-party manufacturers are shipped to us for final assembly, systems integration and quality assurance testing. We plan to retain test and quality assurance functions until subcontractors can be certified with respect to quality. Any difficulties encountered with third-party manufacturers could result in product defects, production delays, cost overruns or the inability to fulfill orders on a timely basis. Any of these difficulties could have a material adverse effect on us.

COMPETITION

     The market for our video network products is new, highly competitive and rapidly evolving. We believe that the principal competitive factors in the markets in which we compete are product performance, price and product support. Our principal competitors in the video network market are Viewcast, FVC.com and Avistar. We also expect to compete with new entrants in the market and with providers supporting IP and LAN-based video networks, including Intel, Microsoft, and Cisco. To date, no desktop system has captured any significant portion of the potential market.

     Our video network system permits users to view broadcast video, participate in multi-party video conferences and retrieve stored video on demand all from their individual desktops. As a result, we also compete with companies that offer video broadcast and video retrieval products. Competitors in the video broadcast market include cable television and direct satellite broadcast system providers such as DirecTV, TCI, and News Network Vision.

     Virtually all of our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. We believe that we will be able to compete effectively against larger companies with substantially greater resources on the basis of our product's capabilities, our distribution strategy, and price. We do not believe that LAN-based competitors will be able to provide two-way business quality video network systems in the foreseeable future. There can be no assurance, however, that we will be able to compete successfully against these or future competitors.

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

     Future government regulations could increase the cost of bringing products to market or adversely effect our ability to market and sell our products or technology.

EMPLOYEES

     As of February 29, 2000, we had approximately 44 full time employees and 2 part-time employees. We also use the services of temporary administrative staff, technical consultants and subcontractors on an as-needed basis. Each employee and consultant has executed a confidentiality agreement. We have employment agreements only with James F. Bunker, our Chairman, and Carl Muscari, our President and Chief Executive Officer.

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

ITEM 3.  LEGAL PROCEEDINGS

     We are not party to any lawsuits at this time.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the quarter ended December 31, 1999.

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

                                                                    AS ADJUSTED
                                                                --------------------
PERIOD ENDING                                                     HIGH        LOW
-------------                                                   --------    --------
March 31, 1998..............................................    $173.250    $101.066
June 30, 1998...............................................     141.750      46.375
September 30, 1998..........................................      67.375      18.375
December 31, 1998...........................................      38.500      12.250
March 31, 1999..............................................      24.941       5.908
June 30, 1999...............................................       7.658       2.438
September 30, 1999..........................................       5.469       2.031
December 31, 1999...........................................       4.313       1.625

     At March 17, 2000, the last sale price per share of common stock as reported on the Nasdaq National Market was $4.250. As of February 11, 2000, there were approximately 174 holders of record of our common stock.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Some of the statements in this Form 10-KSB are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a number of risks and uncertainties. We have made these statements based on currently available operating, financial and competitive information. However, actual results and future events may differ significantly from the results contemplated in the forward-looking statements because of a number of factors, including product and technology development, customer and market acceptance of our product, demand for our product, the impact of competitive products and pricing, and other risks detailed in this Form 10-KSB and in our other Securities and Exchange Commission filings.

     You should read the following discussion of our operating results in conjunction with the audited financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-KSB.

OVERVIEW

     We design, develop, manufacture, market and sell a real-time video network system that operates using our proprietary video switch over existing telephone lines without interfering with normal telephone system functionality. With our video system users can retrieve stored video from a video server and view video "on demand," broadcast video to users throughout the video intranet and participate in interpersonal video communications.

     Our video network systems offers television quality video applications within the video intranet so that voice and video are completely matched, and also enables video delivery and interpersonal communications to users outside of the video intranet via the wide area network ("WAN"). We believe that users need an effective video network solution, and that VNCI video network solutions offer businesses a high quality, comprehensive and powerful means to deliver video over the "last mile of the information superhighway."

     We are a relatively new company offering a new technology product. We first introduced our technology and initial products in late 1998 and our products first demonstrated commercial readiness during the first half of 1999. The price for our typical 30-user video network system is approximately $132,250 including installation. We believe that we have shown revenue and sales growth over the past nine months despite limited sales and marketing resources and our unstable financial condition during the period. However, we believe that in order for our company to be successful, we will need to achieve a significantly higher level of sales in a relatively short time, which may require substantially higher sales and marketing expenditures in the future. At this time, we do not have the financial resources to expend on the level of sales and marketing that may be required to achieve this growth and we are not certain when or whether we will be able to attain those resources. We do not expect that our revenues will be sufficient to support the operating expenses necessary to achieve our desired level of sales growth for the foreseeable future.

     We reported revenues of $2,395,000 in 1999, an increase of $1,629,000, or 213%, when compared with revenues reported in 1998. Our total operating expenses in 1999 of $10,460,000 were approximately $12,285,000, or 54% lower than 1998.
Our revenues in 1999, while significantly higher than in 1998, were significantly below our internal projections. At this early stage of development it is difficult for us to predict with accuracy the level of our sales in a given period, or when our marketing initiatives will result in sales. Each sale of our equipment continues to account for a significant portion of our revenues. Accordingly, we expect to continue to experience significant, material fluctuations in our revenues on a quarterly basis for the foreseeable future. We believe that our revenues for 1999 are indicative of our early stage of development rather than of our prospects or strategic position.

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

     In addition, our video network system is a new technology product. Video is still a relatively new tool for businesses and is not widely used in e-commerce. Further, many prospective customers have invested in or used video conferencing systems and have been disappointed with the voice and video that most existing systems offer. For most of our potential end-user customers, our video network system requires a substantial capital investment. Accordingly, we have found that we need to educate our resellers and prospective end-user customers about the benefits to business from investing in our video network system and often need to overcome performance-related concerns about video that our customers may have.

     For all of these reasons, we believe that it takes end-user customers at least several months to decide to purchase our video network system. We expect our sales cycle will decrease after we establish customer reference accounts, create greater brand name recognition of our video network system, and have more established relationships with resellers. We also believe that if we are able to make a significant investment in marketing and advertising our video network system in the future, we would significantly increase sales and revenues. At this time, we do not have the financial resources necessary to invest in the level of advertising and sales campaigns that we believe would be required to create strong, consistent market demand for our products.

     Although we distribute and sell our products primarily through resellers, we typically ship our video systems directly to end-user customers and install them at the customers' locations. Our video network system technology is new and the purchase of our system requires a significant capital investment. Generally, our policy is to permit new prospective end-user customers to evaluate our video network system for 30 to 45 days. After that period, we generally require customers to pay for the system in full within 30 days, or to return the product. In some cases, we require a down payment at the time an order is placed.

     Our recent public offering, which took place in the second quarter of 1999, and our financial restructuring in late 1998 and early 1999 have given us a foundation on which to build our business. However, we do not anticipate that we will be able to achieve our desired "break-away" level of performance that would produce consistent, progressive performance for the foreseeable future. During this period, we expect that our performance will continue to be volatile, but that revenues will trend upward.

     As part of our sales and marketing ramp-up, we have engaged highly reputable public relations and marketing communications firms. We have retained these firms to advertise our video network products to the business community in an effort to familiarize them with our products and their capabilities. These firms also will market our video network system to targeted markets including: education, the financial services industry, medical facilities, legal, and government markets. We believe that our video network offers unique, cost-effective benefits and provides an alternative method of providing training and educational opportunities for these critical targeted markets. In parallel with these efforts, our management is aggressively recruiting experienced sales and marketing talent, and continuing to evaluate and develop the effectiveness of its existing direct sales and reseller organizations. Stephen A. LaMarche was recruited as our new Vice President Sales and Marketing in December 1999 and joined the Company in January 2000.

     We also believe that partnering with the right strategic partner would help our video network system achieve greater industry presence and gain recognition among potential business customers, which we believe could contribute significantly to our business strategy. We continue exploratory discussions with Internet content providers, satellite communications companies, and units of Regional Bell Operating Companies ("RBOCs") regarding possible strategic relationships to jointly deliver video to the business desktop. These discussions are preliminary so we cannot predict whether we will be successful in our efforts to form strategic alliances or, if we form those alliances, whether the alliances will contribute to our success. However, we believe that these strategic joint ventures would be an excellent means for us to access an existing business customer base that seeks a cost effective video solution and, thus, could provide the best opportunity for us to successfully market and advertise our video network solutions.

     In 2000, we intend to focus on selling and marketing our video network solutions and continuing product development to meet customer demands for new functionality and to lower the cost of our systems. Specifically, our goals are to: (i) develop new strategic partnerships committed to marketing our video network system as the video solution of choice to business users; (ii) use our current strategic and reseller arrangements to increase sales of our systems and create brand name recognition of our product, (iii) significantly enhance our marketing and public relations programs to create better awareness of our products among customers, industry analysts and financial analysts, (iv) develop our direct sales; and (v) continue engineering our video network system to refine and improve its functionality to meet new customer requirements and to lower our costs and the price of our system through improved design. Our ability to meet these objectives is subject to a number of risks and uncertainties, including our ability to develop new strategic relationships with significant potential resellers, our ability to sell and market our product and develop market awareness of our video network system and our ability to obtain financing when required. We cannot assure you that we will be able to meet these objectives. We plan to continue to subcontract all major manufacturing and production activities for the foreseeable future, but we will continue to retain test and quality assurance functions until all subcontractors are certified with respect to quality.

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

RESULTS OF OPERATIONS

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998

     Revenues. We recognized $2,395,000 in revenues during 1999 compared to $766,000 recognized in 1998. Of these revenues, $1,912,000 related to product sales in 1999 compared to $766,000 in 1998. The increase in revenues is caused by an increased number of customers in 1999 compared to 1998 and by the recognition of revenues on services in 1999. Revenues related to installation and other services were $483,000 in 1999. We did not recognize any service revenues in 1998. Revenues earned in 1999 reflected sales of equipment and related services to approximately one dozen different customers.

     Cost of Sales. During 1999, we recognized $2,652,000 in cost of sales, of which $1,076,000 was related to product sales and $276,000 was related to cost of providing installation and other services. Also included in the cost of product sales in 1999 is $1,300,000 of expense related to the increase in the inventory reserve recorded in the fourth quarter of 1999. This additional reserve was taken against the value of certain demo equipment, $300,000, and against potentially excess inventory on hand at December 31, 1999, $1,000,000. We recognized $545,000 in cost of sales in 1998, entirely related to the product revenues recognized in that year.

     In the fourth quarter of 1999, the Company determined that it was no longer in the development stage. Accordingly, the addition to the inventory valuation reserve of $1,300,000 recorded in the forth quarter was recorded against product cost of sales rather that against research and development, which had been the policy while in the development stage.

     Gross Margin on Sales. Overall gross margin on revenues recognized in 1999 was ($257,000). Of this gross margin, $836,000 was derived from product sales, and $207,000 was derived from services revenues. Offsetting these gross margins was a charge of $1,300,000 to cost of sales related to the increase in inventory valuation reserves. The gross margin percentages achieved for product and services revenues were 44% and 43%, respectively, after excluding the effect of increases to inventory valuation reserves. The gross margin on sales recorded in 1998 was $221,000, or a gross margin percentage of 29%, derived entirely from equipment sales. The increase in the gross margin on product sales is due to the discontinuance of an inventory pricing program that was conducted in 1998.

     Research and Development. Research and development costs decreased significantly to $4,261,000 in 1999, from $11,488,000 in 1998, representing decrease of approximately $7,227,000, or 63%. The overall decrease in costs is primarily a result of our cost-reduction plan implemented in mid-1998. Approximately $2,191,000 of the reduction resulted from reduced staffing costs as engineering staffing in the research and development departments declined from an average of approximately 49 in 1998 to approximately 24 in 1999, a reduction in engineering support staff of approximately eight, and the reduced use of contract labor. Recruiting and relocation expenses declined by approximately $132,000, from approximately $181,000 in 1998 to approximately $49,000 in 1999. Materials and supplies purchased to support research and development activities decreased by approximately $2,483,000 relative to 1998. During the first three quarters 1999 the Company increased the reserve for excess and obsolete material by $250,000, compared to an increase of $1,061,000 in 1998. As noted above, while the Company was in the development stage, charges to inventory valuation reserves were charged to research and development. Since leaving the development stage, charges to these reserves have been charged against product cost of sales. Decreased use of rented equipment resulted in approximately $240,000 in cost reductions. Reduced usage of design, consulting, and testing services also contributed approximately $357,000 to the costs reductions during 1999, compared to the same period in 1998. In the third quarter of 1999, the management determined a project to construct certain testing equipment was no longer necessary. Accordingly, $355,000 of the costs that had been capitalized relative to that project were charged off. There were no similar charges in 1998. Allocated costs from service departments were reduced by approximately $499,000 as research and development benefited by cost reductions attained in those departments.

     Selling, General and Administrative Expenses. Selling, general, and administrative expenses decreased to approximately $5,017,000 during 1999, from approximately $9,015,000 in 1998, a decrease of approximately $3,999,000 or 44%. The decrease in selling, general and administrative expenses reflects the results of our cost reduction program implemented in mid-1998.

     Sales and marketing expenses decreased approximately $2,783,000 in 1999 as compared to 1998. Approximately $1,088,000 of this reduction was due to lower marketing personnel costs, partially offset by an increase of approximately $147,000 in staffing costs related to sales personnel. Approximately $133,000 of the decrease was attributable to a reduction in recruiting and relocation expenses in 1999 relative to 1998. Approximately $532,000 of the reduction was due to reduced costs associated with advertising and trade-shows. In 1998, the Company incurred a charge of $133,000 related to the cancellation of plans to open a new sales office in the Metropolitan Washington, D.C. area. Approximately $207,000 of the decrease in expenses related to reduced use of uncapitalized tools and equipment. Approximately $751,000 of the reduction in costs were related to reduced costs of equipment shipped to demonstration and evaluation sites in 1999 compared to 1998.

     Customer support costs decreased by approximately $437,000 during 1999 compared to 1998. Approximately $178,000 of the decrease was due to lower staffing costs, $64,000 was due to a decline in travel costs, and $83,000 associated with reduced use of materials and uncapitalized tools and equipment. Approximately $95,000 of the reduction in customer service costs in 1999 was due to the allocation of a portion of customer service department costs to cost of sales-services.

     General and administrative costs declined by approximately $779,000 in 1999 compared to 1998. The Company reduced professional services costs by approximately $270,000 and printing and production costs associated with production of investor relations materials by $145,000 in 1999 compared to 1998. Costs of general supplies, printing, and postage were reduced approximately $67,000. In 1998, the Company recorded a loss of $220,000 related to the disposal of a leased facility. No similar charge was incurred in 1999. Offsetting these reductions was an increase in general and administrative staffing costs of $117,000 and recruiting and relocation expenses of $75,000. Overall costs allocated to the sales, general and administrative departments from service departments were reduced by $103,000.

     Depreciation and Amortization. Depreciation and amortization decreased to approximately $1,182,000 during 1999, from $2,241,000 in 1998, a decrease of approximately $1,059,000, or 47%. We use the accelerated depreciation method for book purposes and, accordingly, we experience higher levels of depreciation in the early years of depreciable assets' service lives. Also contributing to the overall reduction in depreciation expense was the disposition or retirement of assets held at one of our locations in January 1999.

     Net Interest (Income) Expense. We recorded approximately $2,213,000 of net interest expense in 1999, compared to approximately $120,000 of net interest income in 1998. Interest expense totaled approximately $2,350,000 during 1999, compared to approximately $171,000 during 1998. Of the interest expense recorded in 1999, approximately $1,847,000 was interest expense on the outstanding unsecured promissory notes with an aggregate principal amount of $2,850,000, that we issued in a unit offering completed in February of 1999. Included in the interest expense recorded in connection with the unsecured promissory notes was approximately $1,270,000 of amortization of debt discount and $472,000 of amortization of debt issuance costs. These notes were repaid in June 1999. In addition, we incurred approximately $324,000 in interest expense related to long-term debt issued in connection with restructured vendor accounts payable (including $50,000 of amortization of debt discount), $75,000 in interest incurred on the 5% Convertible Debentures, $60,000 related to overdue vendor payables balances, and an additional $34,000 related to capital lease obligations.

     We earned approximately $137,000 in interest income during 1999, compared to $292,000 in interest income during 1998. The interest income recorded in 1999 was earned primarily on the invested proceeds of the public offering of common stock that we completed in June 1999. We had lower average cash balances during first half of 1999 available for investment compared to 1998 and accordingly earned less interest income.

     Net Loss. As a result of the foregoing factors, the net loss for 1999 decreased to approximately $12,929,000 from $22,404,000 in 1998, a decrease of approximately $9,474,000 or 42%.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997

     Revenues. We had $766,000 in revenues in 1998, compared to no revenues in 1997. Revenues are presented net of a $22,000 reserve for returns and allowances.

     Gross Margin on Sales. Cost of sales for 1998 were $545,000, resulting in a gross margin of $221,000 or approximately 29% of revenues. Cost of sales includes the costs of materials, labor, and production overhead necessary to convert purchased components to finished products. In the future, we expect to lower the costs of production through engineering advances and purchasing economies, and to increase gross margin while also reducing the cost of the VidPhone system per user.

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

LIQUIDITY AND CAPITAL RESOURCES

     We have incurred cumulative losses aggregating approximately $52.1 million from our inception through December 31, 1999. We expect to incur additional operating losses for the foreseeable future, principally as a result of the expected level of our sales and expenses associated with anticipated sales, marketing, and general and administrative expenses and product development efforts . During 1999, we satisfied our cash requirements principally from the approximately $14.1 million in net proceeds received from a public offering of units in June 1999.

     We had cash and cash equivalents of $2,595,000 at December 31, 1999 compared to $8,000 at December 31, 1998, an increase of approximately $2,587,000. Increases in cash and cash equivalents were primarily the result of the net proceeds of the June 1999 public offering of units and, to a lesser extent, cash generated by sales of the VidPhone system during 1999, offset by cash used in operations during the period.

     Net cash used in operations during 1999 was approximately $9,666,000. The net loss in 1999, reduced by depreciation, amortization, non-cash compensation and other non-cash charges was approximately $8,997,000. Inventory decreased by approximately $881,000 during 1999, primarily as a result of sales made during the year and a $1.6 million charge to the valuation reserve, offset by an increase of $1.1 million in inventory acquired from Sanmina upon issuance of long-term debt. Accounts receivable increased by $192,000 during 1999 as a result of new sales during the period, offset by cash received from customers relating to outstanding accounts receivable. Accounts payable decreased by approximately $6,286,000 in 1999 due primarily to the repayment of overdue balances owed vendors from the proceeds of the public offering competed in June 1999 and to the refinancing of approximately $3,575,000 of accounts payable to long term debt.

     We generated $13,000 in cash from investing activities during 1999. We generated $85,000 through the sale of certain office furniture and equipment, primarily to a third-party who assumed a lease on property that we previously occupied, offset by $72,000 in additional capital equipment.

     We generated approximately $12,239,000 in cash from financing activities during 1999. We received approximately $14,127,000 in net proceeds from the June 1999 public offering of units. The Company issued 2,300,000 units (including the 15% underwriters over-allotment) at $7.50 per unit. Each unit consisted of three shares of common stock and two warrants to purchase common stock for $4.00 per share.

     In February 1999, the Company issued unsecured promissory notes with a face value of $2,850,000 and 156,417 shares of common stock in return for net proceeds of approximately $2,396,000 The net proceeds from the February 1999 private placement provided most of our operating funds during the first nine months of 1999 until the completion of the public offering. These notes, and the accrued interest thereon, were repaid in September, using approximately $2,956,000 of the funds raised in our June 1999 public offering.

     We also received $36,000 as an unsecured loan from an employee during 1999. That note was repaid in September 1999.

     In February of 1999, we re-negotiated amounts due to a trade creditor and our legal counsel and converted $3,575,000 in accounts payable balance to long term debt. In connection with the re-negotiation of such obligations, in June 1999, Sanmina Corp. one of the companies with which we re-negotiated the terms of our outstanding obligations, transferred title to us of an additional $1,100,000 in value of our inventory located at a Sanmina subcontractor. During 1999, we repaid $1,175,000 of the principal amount of the $4,675,000 in long-term debt incurred in the first half of 1999. In January of 2000, we defaulted on the interest and subsequent interest and principal payments on these notes. We are actively re-negotiating these notes and believe that the re-negotiation will be successful. The can be no guarantee that these re-negotiations will be successful and should we be unable to re-negotiate these notes and the holders were to sue, there could be a material adverse effect on the financial condition and cash flows of the Company.

     Immediately following the completion of our June 1999 public offering of units, all of our outstanding shares of our Series B Preferred Stock, and accreted dividends thereon, automatically converted to 62,162 shares of common stock using at a conversion price of $19.25 per share.

     In accordance with letter agreements dated May 1999 between the Company and holders of our outstanding 5% subordinated convertible debentures, immediately following the completion of our June 1999 public offering of units, all of our outstanding convertible debentures, and interest accrued thereon, automatically converted to 873,415 shares of common stock at a conversion price of $3.75 per share.

     Also in 1999 we paid an additional $106,000 of other notes payable and $153,000 in capital lease obligations.

     As of December 31, 1999, we had approximately $2,595,000 in cash and cash equivalents. This had declined to approximately $2,083,000 at March 24, 2000. We do expect that we will generate revenues from operations during the next twelve months and we believe these additional revenues will be sufficient to fund our operations for the foreseeable future. However, we are unable to assure that we will generate the required revenues from sales during this period and, therefore, cannot provide you with any assurance as to the additional financial resources that will be available, if at all, to fund our operations. Accordingly, we expect that in order to continue operations, we may have to obtain additional sources of financing. Although we are currently investigating sources of additional financing, these discussions are at a very preliminary point, and we do not have any commitments to provide any equity or debt financing. If we are unable to obtain additional financing when required, we will need to consider alternatives such as a sale of the company or bankruptcy.

SUBSEQUENT EVENTS

     In January 2000, the Company did not make the scheduled interest payments on its long-term debt held by Sanmina and its legal counsel, as required by the terms of the two notes. In addition, the Company has not made any of the required monthly payments of principal and interest on these two notes, which were required to be paid beginning in February 2000. The Company is in the process of renegotiating the terms of these two notes. However, to date, the Company has not reached agreement with either Sanmina or its legal counsel regarding any such re-negotiation and there can be no assurance that any restructured debt arrangement will be reached. If the Company is unable to re-negotiate the terms of either note, it could have a material adverse effect on the Company.

     On December 31, 1999, the Company entered into an Agreement with b2bvideo.com, Corp., a high technology startup company that intends to provide aggregated business video content to the business market. The Agreement was to become effective that day after the closing of b2bvideo.com's proposed private placement of Series A Preferred Stock in the first quarter of 2000. The Agreement provides that VNCI receive an equity position in b2bvideo.com in exchange for favorable purchase terms and conditions regarding technical support and equipment provided to b2bvideo.com by VNCI. B2bvideo.com's private placement closed on March 14, 2000. VNCI received one million shares of common stock, equivalent to an ownership percentage of approximately fourteen and one half percent (14.5%) on a fully diluted basis on the closing date assuming conversion of all Series A Preferred Stock. Mr. James F. Bunker, Chairman of the Board of VNCI and a director of b2bvideo.com participated in the private placement purchasing less than one percent of the total offering. Ms. Cheryl Snyder, CEO of b2bvideo.com, is a director of VNCI.

RISK FACTORS THAT MAY EFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following are some of the important risks associated with our business and our strategy, which could impact our future financial condition and results of operations. You should read and consider carefully the following risk factors.

WE WILL REQUIRE ADDITIONAL FINANCING.

     We estimate that our cash on hand and anticipated receipts from operations will fund operations for the foreseeable future. However, changes in the market in which we operate, in our business, or in our business plan could increase our need for additional capital. Our future capital requirements could exceed our current expectations as a result of increases in the cost of manufacturing and marketing activities, the size of our research and development programs, the length of time required to collect accounts receivable, and competing technological and market developments.

     Should we exhaust our current cash, we will need additional cash to continue operating. To date, the cash generated from operations has not been sufficient to fund our business and we have been dependent on financings to continue operating. We expect that we will continue to require outside debt or equity financing for the foreseeable future. We do not currently have any lines of credit or bank financing, and we do not anticipate having access to bank financing for the foreseeable future. We may not be able to raise any additional money through equity or debt financings on acceptable terms or at all. If we were to raise additional funds through the issuance of equity or convertible debt securities, existing investors could be substantially diluted, or we could issue securities that have preferences and privileges that our outstanding securities do not have. If we are not able to complete additional financings or generate funds when capital is needed, we will not be able to continue operating.

WE MAY BE UNABLE TO MEET THE PAYMENT SCHEDULE ON NOTES PAYABLE

     In February of 1999, we re-negotiated amounts due to a trade creditor, Sanmina Corp., and our legal counsel and converted $3,575,000 in accounts payable balances to long-term debt. In connection with the re-negotiation of such obligations, in June 1999, Sanmina transferred to us title to an additional $1,100,000 in value of our inventory located at a Sanmina subcontractor. In the first half of 1999, we repaid $1,175,000 of the principal amount of the $4,675,000 in long-term debt incurred in the first half of 1999. In January 2000, we defaulted on the interest and subsequent interest and principal payments in these notes. We are currently re-negotiating the repayment terms of these notes and consider a successful re-negotiation essential to meeting our business objectives. While we believe we will be successful in the re-negotiation of the terms of the notes, there can be no assurance that we will be able to restructure the terms. Failure to re-negotiate the terms of these notes would have a materially adverse effect on the financial condition and cash flows of the Company.

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

WE HAVE A HISTORY OF SIGNIFICANT LOSSES AND EXPECT LOSSES TO CONTINUE.

     We have incurred substantial losses from operations to date and had an accumulated deficit of approximately $52.1 million through December 31, 1999. Our financial statements for the year ended and as of December 31, 1999, and the report of our independent accountants on those financial statements, indicate that there is substantial doubt about our ability to continue as a going concern. We expect to continue to lose money for the foreseeable future.

     We recognized only $766,000 in revenues from the sale of products during the year 1998, and recognized only $2.4 million in revenues during 1999. We did not recognize any revenues in 1997. Accordingly, there is no historical basis for you to expect that we will be able to realize operating revenues or profits in the future. We have a limited number of orders for delivery early in 2000 and we cannot predict with accuracy what our revenues will be in the future. Our ability to recognize operating revenues in the future will depend on a number of factors, certain of which are beyond our control, including:

     - customer acceptance of products shipped and installed to date and in the future;

     - our ability to generate new sales of products and secure customer acceptance; and

     -  the timing of customer payments.

WE HAVE A LIMITED OPERATING HISTORY.

     Although we were incorporated in 1993, we focused on research and development until we shipped our first commercial products in the third quarter of 1998. James F. Bunker, our Chairman, has been with us since only July 1998 and Carl Muscari, our President and Chief Executive Officer, joined us in September 1999. In January 2000, we hired Stephen A. LaMarche as Vice President Sales and Marketing. Accordingly, we have limited experience managing the Company since we shipped our first commercial video network system. Because of our limited operating history, you have limited information on which to assess our ability to realize operating revenues or profits in the future.

WE MAY NOT BE ABLE TO MARKET OUR PRODUCTS EFFECTIVELY.

     We Depend on Our Resellers. We distribute our products primarily through major sellers of telephony products, system integrators and value-added resellers (VARs). Currently, we have agreements with approximately one dozen resellers. These arrangements are for relatively short contractual periods and may be terminated under certain circumstances. We cannot assure you that we will be able to maintain existing relationships or establish new relationships. We compete for relationships with third-party resellers with larger, better-established companies with substantially greater financial resources. If we cannot maintain our current reseller relationships and cannot develop new relationships, we may not be able to sell our video network system.

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

     We May Not Be Able To Develop Direct Sales and Marketing Capabilities. We expect to depend on the marketing efforts of our resellers for the foreseeable future. However, we are also developing a direct marketing and sales capability to promote our video network system and to support our resellers and end-user customers. We cannot assure you that we will be able to create awareness of, and demand for, our products through our marketing efforts, or that the development of our direct marketing capabilities will lead to sales of our products and services. If we cannot successfully develop our own sales and marketing capabilities, we may not succeed in building brand-name recognition of our system, and we will remain solely dependent on reseller efforts.

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

UNCERTAIN PROTECTION OF INTELLECTUAL PROPERTY.

     Our success will depend, in part, on our ability to protect our intellectual property rights to our proprietary hardware products. Toward that end, we rely in part on trademark, copyright and trade secret law to protect our intellectual property in the U.S. and abroad. The degree of protection provided by patents is uncertain and involves largely unresolved complex legal and factual questions.

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

WE DEPEND ON THIRD-PARTIES FOR MANUFACTURING.

     We outsource the manufacturing and assembly of many of the components of our products. We cannot assure you that our subcontractors will continue to perform under our agreements with them or that we will be able to negotiate continuing arrangements with these manufacturers on acceptable terms and conditions, or at all. In particular, our failure to pay these manufacturers when due during 1998 and early 1999 could effect their willingness to continue working with us. If we cannot maintain relationships with our current subcontractors, we may not be able to find other suitable manufacturers. Any difficulties encountered with these manufacturers could cause product defects and/or delays and cost overruns and may cause us to be unable to fulfill orders on a timely basis. Any of these difficulties could materially and adversely effect us.

SALES OF A LARGE NUMBER OF SHARES IN THE PUBLIC MARKET COULD REDUCE THE MARKET PRICE OF OUR EQUITY SECURITIES.

     Substantially all of our currently outstanding shares of common stock have been registered for sale under the Securities Act of 1933, are eligible for sale under an exemption from the registration requirements or are subject to registration rights pursuant to which holders may require us to register their shares in the future. Sales or the expectation of sales of a substantial number of shares of our common stock in the public market could adversely effect the prevailing market price of our common stock and other equity securities.

OUR MARKET VALUE IS HIGHLY VOLATILE.

     The market price of our common stock has been highly volatile and may continue to fluctuate in the future. We completed an initial public offering of 295,714 shares of our common stock at a price of $38.50 per share in April 1997. In November 1997 we completed a second public offering of 142,857 shares of common stock at a price of $161.875 per share. In June of 1999 we completed a third public offering of 2,300,000 units, each unit consisting of three shares of common stock and two warrants with an exercise price of $4.00, at a price of $7.50 per unit. On March 17, 2000, the last sale price per share of our common stock as reported on the Nasdaq SmallCap market was $4.250. As a result of our stock price volatility, it is difficult to determine the market value of our Company. You cannot be sure how the price of our equity securities might change in the future.

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

     We have evaluated the impact of the Y2K issue on our operations. We believe that the VidPhone system is not susceptible to Y2K problems because the VidPhone system does not contain an internal clock. We also have evaluated whether equipment and software that we use or that is embedded in the VidPhone system is Y2K compliant. Through February 2000, we had not experienced any Y2K related issues with the VidPhone system. If, however, the equipment or software currently used or produced by us proves to be susceptible to the Y2K issue, we may incur significant costs to modify, re-program or replace the effected equipment or software in the future

     As of February 29, 2000, we had not experienced any Y2K-related issues with any of our major suppliers. Future Y2K-related failure of any of our significant supplier's systems could result in our inability to supply products to our customers and adversely effect our financial condition, operating results and cash flow.

     We do not expect our potential customers to reduce their capital expenditure budgets or to defer purchases of the VidPhone system because of concern about potential Y2K issues. We do not believe that the existence of Y2K issues with respect to other technologies will materially adversely effect sales of VidPhone systems.

     Our assessment of the impact of Y2K on our operations is based on current facts. Accordingly, we cannot assure you that there will not be interruptions or other limitations of financial and operation systems functionality or that we will not incur greater costs than projected to avoid such interruptions. Our expectations about future costs associated with the Y2K issue are subject to certain uncertainties that could cause actual results to have a greater financial impact than currently anticipated. Factors that could influence the amount and timing of future costs include our success in identifying Y2K issues, the costs of remediation or avoidance, the costs of assessing third-party compliance and its impact on our operations, and other factors. Costs incurred to date have been insignificant. The forward-looking statements discussed in this section regarding Y2K compliance involve a number of risks and uncertainties, including those described above, and general economic conditions, the competitive environment in which we operate, and other risks and uncertainties identified elsewhere in this Form 10-KSB.

GOVERNMENT REGULATION

     Several components of the VidPhone video network system, e.g., the VidModem and VidPhone Switch, must comply with certain regulations of the Federal Communications Commission ("FCC"). Under FCC regulations, we will be required to follow a verification procedure consisting of a self-certification that the VidModem complies with applicable regulations pertaining to radio frequency devices. A qualified, independent testing facility tested the VidModem, and it was found to comply with FCC regulations. We obtained equipment registrations from the FCC for certain VidPhone system components, including the VidPhone switch, that are connected to the public switched telephone network.

     Although we believe that at present our video network system complies with all applicable government regulations, future government regulations could increase the cost of bringing products to market or adversely effect our ability to market and sell our products and technology.

NEW ACCOUNTING PRONOUNCEMENTS

     On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current operations or other comprehensive income, depending upon whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company anticipates that, due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a material impact on its results of operations or financial position.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 sets forth guidelines for accounting and disclosures related to revenue recognition. SAB No. 101 does not require registrants that have not applied this accounting to restate prior financial statements, provided they report a change in accounting principle in accordance with Accounting Principles Board Opinion N. 20, "Accounting Changes," no later than the first fiscal quarter of the fiscal year beginning after December 15, 1999. In March 2000, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101A, "Amendment: Revenue Recognition in Financial Statements" ("SAB 101A"). SAB 101A delays the implementation of SAB 101 by one quarter ending June 30, 2000 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000. The Company anticipates that the adoption of SAB No. 101 will not have a material impact on its results of operations, financial position or cash flows.

INFLATION

     The impact of inflation on our business has been insignificant to date, and we believe that it will continue to be insignificant for the foreseeable future.

ITEM 7.  FINANCIAL STATEMENTS

                                                                PAGE
                                                                ----
Report of Independent Accountants...........................    F-1
Balance Sheets as of December 31, 1998 and 1999.............    F-2
Statements of Operations for the years ended December 31,
  1997, 1998, and 1999......................................    F-3
Statements of Changes in Stockholders' Equity (Deficit) for
  the years ended December 31, 1997, 1998, and 1999.........    F-4
Statements of Cash Flows for the years ended December 31,
  1997, 1998 and 1999.......................................    F-5
Notes to Financial Statements...............................    F-6

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Video Network Communications, Inc.:

     In our opinion, the accompanying balance sheets and the related statements of operations, changes in stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Video Network Communications, Inc. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

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

Boston, Massachusetts
March 28, 2000
                                                      PricewaterhouseCoopers LLP

                       VIDEO NETWORK COMMUNICATIONS, INC.

                                 BALANCE SHEETS

                                                                DECEMBER 31,    DECEMBER 31,
                                                                    1998            1999
                                                                ------------    ------------
                                           ASSETS
Current assets:
Cash and cash equivalents...................................    $      8,532    $  2,594,529
Account receivable, less allowance for doubtful accounts of
  $22,246 and $-0- in 1998 and 1999, respectively...........         184,670         376,580
Inventory...................................................       5,793,801       4,913,115
Other current assets........................................         250,709         107,379
                                                                ------------    ------------
Total current assets........................................       6,237,712       7,991,603
Property and equipment, net.................................       3,096,752       1,304,785
Trademarks and patents, less accumulated amortization of
  $22,660 and $37,889 in 1998 and 1999, respectively........         200,204         234,343
Other assets................................................          88,321          68,309
                                                                ------------    ------------
                                                                $  9,622,989    $  9,599,040
                                                                ============    ============
                       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Notes payable...............................................    $    125,543    $     20,000
Subordinated convertible debentures.........................       3,200,674              --
Accounts payable............................................       6,748,538         462,065
Deferred revenue............................................          40,000          28,068
Accrued liabilities.........................................         841,526         858,785
Current portion of long-term debt...........................              --       1,685,536
Obligations under capital lease, current portion............         187,220           7,798
                                                                ------------    ------------
Total current liabilities...................................      11,143,501       3,062,252
Long-term debt..............................................              --       1,717,805
Obligations under capital lease.............................          76,008          37,890
COMMITMENTS (Note 6)
Stockholders' equity (deficit):
Series B Convertible Preferred Stock, par value $.01,
  954,545 shares authorized; 209,091 and none issued and
  outstanding at December 31, 1998 and 1999, respectively...       1,173,958              --
Common stock, par value $.01, 30,000,000 shares authorized;
  820,147 and 8,812,141 issued and outstanding at December
  31, 1998 and 1999, respectively...........................           8,201          88,121
Additional paid-in capital..................................      36,770,004      57,170,884
Accumulated deficit.........................................     (39,548,683)    (52,477,912)
                                                                ------------    ------------
Total stockholders' equity (deficit)........................      (1,596,520)      4,781,093
                                                                ------------    ------------
                                                                $9,622,989...   $  9,599,040
                                                                ============    ============

   The accompanying notes are an integral part of these financial statements.

                       VIDEO NETWORK COMMUNICATIONS, INC.

                            STATEMENTS OF OPERATIONS

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                    --------------------------------------------
                                                        1997            1998            1999
                                                    ------------    ------------    ------------
Revenues:
  Products......................................    $         --    $    765,617    $  1,911,952
  Services......................................              --              --         483,159
                                                    ------------    ------------    ------------
Total revenues..................................              --         765,617       2,395,111
                                                    ------------    ------------    ------------
Cost of sales:
  Products......................................              --         544,853       2,375,590
  Services......................................              --              --         276,074
                                                    ------------    ------------    ------------
Total cost of sales.............................              --         544,853       2,651,664
                                                    ------------    ------------    ------------
Gross margin....................................              --         220,764        (256,553)
                                                    ------------    ------------    ------------
Operating expenses:
Research and development........................       6,218,637      11,488,262       4,260,909
Selling, general and administrative.............       4,334,754       9,015,437       5,016,687
Depreciation and amortization...................         829,462       2,240,878       1,182,240
                                                    ------------    ------------    ------------
Total operating expenses........................      11,382,853      22,744,577      10,459,836
                                                    ------------    ------------    ------------
Loss from operations............................     (11,382,853)    (22,523,813)    (10,716,389)
Interest (income) expense, net..................         203,441        (120,236)      2,212,840
                                                    ------------    ------------    ------------
Net loss........................................     (11,586,294)    (22,403,577)    (12,929,229)
                                                    ------------    ------------    ------------
Cumulative Series B dividend....................              --         (23,958)        (31,675)
                                                    ------------    ------------    ------------
Net loss attributable to common stockholders....    $(11,586,294)   $(22,427,535)   $(12,960,904)
                                                    ============    ============    ============
Net loss per common share -- basic and
  diluted.......................................    $     (19.90)   $     (27.45)   $      (2.52)
                                                    ============    ============    ============
Weighted average shares outstanding -- basic and
  diluted.......................................         582,307         816,972       5,152,988
                                                    ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                       VIDEO NETWORK COMMUNICATIONS, INC.

            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999

                                                            ADDITIONAL       SERIES B
                                                  COMMON      PAID-IN       CONVERTIBLE     ACCUMULATED
                                       SHARES      STOCK      CAPITAL     PREFERRED STOCK     DEFICIT         TOTAL
                                      ---------   -------   -----------   ---------------   ------------   ------------
Balance, December 31, 1996..........    270,939   $2,709    $ 3,387,372     $        --     $(5,164,910)   $ (1,774,829)
Issuance of common stock pursuant to
  warrant exchange agreement........     23,610      236        660,832              --        (320,902)        340,166
Reversal of interest expense upon
  surrender of Bridge Warrants......         --       --       (201,000)             --              --        (201,000)
Shares issued in connection with
  initial public offering, net of
  expenses..........................    295,714    2,957      9,349,122              --              --       9,352,079
Conversion of Redeemable Series A
  Convertible Preferred Stock to
  common stock......................     71,429      714      1,809,929              --              --       1,810,643
Exercise of warrants................      6,429       64         29,936              --              --          30,000
Shares issued in connection with
  secondary public offering, net of
  expenses..........................    142,857    1,430     20,899,934              --              --      20,901,364
Interest expense incurred for
  issuance of warrants..............         --       --         73,000              --         (73,000)             --
Net loss............................         --       --             --              --     (11,586,294)    (11,586,294)
                                      ---------   -------   -----------     -----------     ------------   ------------
Balance, December 31, 1997..........    810,978    8,110     36,009,125              --     (17,145,106)     18,872,129
Exercise of warrants................      8,839       88        205,849              --              --         205,937
Exercise of common stock options at
  $6.63/share.......................        330        3         15,301              --              --          15,304
Compensation expense related to
  options granted to financial
  advisor...........................         --       --        563,687              --              --         563,687
Issuance of Series B Convertible
  Preferred Stock...................         --       --             --       1,150,000              --       1,150,000
Dividend............................         --       --        (23,958)         23,958              --              --
Net loss............................         --       --             --              --     (22,403,577)    (22,403,577)
                                      ---------   -------   -----------     -----------     ------------   ------------
Balance, December 31, 1998..........    820,147    8,201     36,770,004       1,173,958     (39,548,683)     (1,596,520)
Issuance of common stock in
  connection with issuance of
  unsecured promissory notes........    160,701    1,607      1,275,382              --              --       1,276,989
Return of shares issued with
  unsecured promissory note.........     (4,284)     (43)       (34,743)             --              --         (34,786)
Issuance of warrants in connection
  with issuance of long-term debt...         --       --        146,342              --              --         146,342
Shares issued in connection with
  public offering, net of
  expenses..........................  6,900,000   69,000     14,057,161              --              --      14,126,161
Issuance of Underwriter's Option....         --       --            100              --              --             100
Conversion of Debentures............    873,415    8,734      3,266,589              --              --       3,275,323
Conversion of Series B Convertible
  Preferred Stock...................     62,162      622      1,205,011      (1,205,633)             --              --
Compensation expense related to
  options granted to financial
  advisor...........................         --       --        516,713              --              --         516,713
Dividend............................         --       --        (31,675)         31,675              --              --
Net loss............................         --       --             --              --     (12,929,229)    (12,929,229)
                                      ---------   -------   -----------     -----------     ------------   ------------
Balance, December 31, 1999..........  8,812,141   $88,121   $57,170,884     $        --     $(52,477,912)  $  4,781,093
                                      =========   =======   ===========     ===========     ============   ============

   The accompanying notes are an integral part of these financial statements.

                       VIDEO NETWORK COMMUNICATIONS, INC.

                            STATEMENTS OF CASH FLOWS

                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                   --------------------------------------------
                                                       1997            1998            1999
                                                   ------------    ------------    ------------
Cash flows from operating activities:
Net loss.........................................  $(11,586,294)   $(22,403,577)   $(12,929,229)
Adjustments to reconcile net loss to net cash
  used in operating activities:
Depreciation.....................................       614,467       2,229,437       1,167,100
Amortization.....................................       214,995          11,440          15,230
Interest expense related to issuance of
  warrants.......................................       385,000              --          49,683
Interest expense related to debentures...........            --          75,674          74,649
Amortization of debt discount....................            --              --       1,271,070
Amortization of debt issuance costs..............            --              --         472,313
Non-cash compensation expense....................       340,166         563,687         516,713
Net loss on sale of fixed assets.................            --              --          10,469
Other non-cash charges...........................            --          18,819         354,992
Changes in operating assets and liabilities:
  Accounts receivable, net.......................        84,855        (184,670)       (191,910)
  Other current assets...........................      (496,913)        654,643         114,463
  Inventory, net.................................    (1,689,140)     (4,125,091)      1,980,686
  Other assets...................................       (87,852)          4,198           2,095
  Trademarks and patents.........................       (81,202)       (103,169)        (49,369)
  Accounts payable...............................     2,687,285       3,710,956      (2,711,350)
  Deferred revenues..............................       133,180         (93,180)        (11,932)
  Accrued liabilities............................       488,642          89,508         198,936
                                                   ------------    ------------    ------------
     Net cash used in operating activities.......    (8,992,811)    (19,551,325)     (9,665,391)
Cash flows from investing activities:
  Proceeds from the sale of property and
     equipment...................................            --           5,000          84,580
  Proceeds from the sale of leasehold
     improvements................................            --       1,470,000              --
  Purchase of property and equipment.............    (2,036,190)     (3,763,231)        (71,780)
                                                   ------------    ------------    ------------
     Net cash (used in) provided by investing
       activities................................    (2,036,190)     (2,288,231)         12,800
                                                   ------------    ------------    ------------
Cash flows from financing activities:
  Net proceeds from the issuance of Series A
     preferred stock.............................       962,203              --              --
  Net proceeds from the issuance of Series B
     preferred stock.............................            --       1,150,000              --
  Net proceeds from the issuance of common
     stock.......................................    30,253,443              --              --
  Net proceeds from the issuance of common stock
     and warrants................................            --              --      14,126,161
  Net proceeds from the exercise of stock
     options.....................................            --          15,304             100
  Net proceeds from the exercise of warrants.....        30,000         205,937              --
  Net proceeds from the issuance of debentures...            --       3,125,000              --
  Net proceeds from the issuance of unsecured
     promissory notes and common stock...........            --              --       2,395,604
  Repayment of unsecured promissory notes........            --              --      (2,850,000)
  Repayments of notes payable....................    (2,300,000)       (144,661)       (105,543)
  Repayment of long-term debt....................            --              --      (1,175,000)
  Proceeds from the issuance of notes payable to
     related parties.............................            --              --          36,000
  Repayment of notes payable to related
     parties.....................................      (199,000)             --         (36,000)
  Principal payments on capital leases...........      (141,452)       (702,926)       (152,734)
                                                   ------------    ------------    ------------
     Net cash provided by financing activities...    28,605,194       3,648,654      12,238,588
                                                   ------------    ------------    ------------
Net increase (decrease) in cash and cash
  equivalents....................................    17,576,193     (18,190,902)      2,585,997
Cash and cash equivalents, at beginning of
  year...........................................       623,241      18,199,434           8,532
                                                   ------------    ------------    ------------
Cash and cash equivalents, at end of year........  $ 18,199,434    $      8,532    $  2,594,529
                                                   ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                       VIDEO NETWORK COMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   NATURE OF BUSINESS

     Video Network Communications, Inc. is a Delaware corporation formed in 1993 to design, develop and market a full motion, high resolution, cost-effective video network system. Pursuant to a vote of its stockholders, the Company changed its name to Video Network Communications, Inc. from Objective Communications, Inc. effective on September 9, 1999. Users of the VidPhone video network system can view broadcast video, participate in multi-party video conferences and retrieve stored video on demand. The VidPhone system distributes video to and from desktop or laptop personal computers and conference rooms configured with a VidPhone station, over the same wiring used by the telephone.

     To date, the Company has not generated substantial revenues from the sale of its products and services. The Company did not earn any revenues from the sale of products or services during 1997, and recognized only $766,000 and $2,395,000 in revenues from the sale of products and services during 1998 and 1999 respectively. The Company has suffered recurring losses from operations, has recurring negative cash flow from operations and an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. The Financial Statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has required substantial funding through debt and equity financings since its inception to complete its development plans and commence full-scale operations.

     At December 31, 1998, the Company had essentially no cash from which to fund operations. In February 1999, the Company completed a private placement of $2,850,000 of unsecured promissory notes and 160,701 shares of common stock, from which the Company received net proceeds of approximately $2,396,000. Before completing the February 1999 private placement, the Company was able to pay only those expenses that were essential to continue operations. The Company estimated that the net proceeds from the private placement would fund operations only through April 1999. Those net proceeds were not sufficient to fund the continued development of the VidPhone system or any expansion of the Company's business operations. As a result of these liquidity problems, the Company did not pay many of its creditors, including trade creditors, on a timely basis and remains in default on several notes. Some of these creditors instituted or have threatened to institute legal proceedings against the Company to obtain repayment of these debts. The Company is renegotiating two notes representing virtually the entire total amount of notes outstanding. The Company believes that it will be able to successfully re-negotiate these notes but there can be no assurance that it will be able to do so. If the Company is unable to re-negotiate these notes and the Company's creditors choose to take legal action, such legal action could have a materially adverse effect on the Company's ability to continue operations.

     In February 1999, the Company announced that it had filed a registration statement relating to a proposed $15,000,000 underwritten offering of common stock. In June 1999, the Company completed the proposed public offering of 2,000,000 units and realized approximately $12.1 million in net proceeds from the offering. Each unit consisted of three shares of common stock and two warrants to purchase common stock at an exercise price of $4.00 per share. When issued, the units were evidenced by separate unit certificates and the common stock and warrants included in the units were not separately transferable. Subsequently, the warrants were approved for quotation on The Nasdaq SmallCap Market, and the common stock and warrants included in the units are detachable and separately transferable. Also in June, the underwriter exercised their 15% overallotment option and purchased an additional 300,000 units, yielding an additional approximately $2.0 million in net proceeds to the Company.

     Our revenues in 1999, while significantly higher than in 1998, were below our internal projections. At this stage of development it is difficult for us to predict with accuracy the level of our sales in a given period, or when our marketing initiatives will result in sales. Each sale of our equipment continues to account for a significant portion of our revenues. Accordingly, we expect to continue to experience significant, material fluctuations in our revenues on a quarterly basis for the foreseeable future. We believe that our revenues for 1999 are indicative of our stage of development rather than of our prospects or strategic position. While the Company believes that sales

                       VIDEO NETWORK COMMUNICATIONS, INC.

will increase to the degree required for positive cash flow and subsequent profitability, there can be no guarantee that the Company will achieve positive cash flow from operations quickly enough to sustain operations without another round of financing. The Company evaluates alternative sources of financing on a continuous basis. If the Company is not successful in achieving positive cash flow, profitability or securing additional financing, the Company will be forced to consider alternative methods of maximizing shareholder value, which could include sales of the Company's assets, a sale of the Company, workout alternatives, or bankruptcy.

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

     During the fourth quarter of 1999, the Company concluded that the criteria for being considered a development stage enterprise within the meaning of Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises", no longer applied to the Company by virtue of the level of sales activity and completion of financings in 1999. Accordingly, certain information previously required to be disclosed in the financial statements have been omitted. In addition, charges to the inventory reserves, which were charged to Research and Development while in the development stage, are and will be charged to product cost of sales to the extent that such charges are recorded since leaving the development stage.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist of cash and investments with original maturities of three months or less. Cash and cash equivalents are stated at cost, which approximates fair value because of the short maturity of these investments.

REVENUE RECOGNITION

     The Company's revenues, consisting principally of sales of the Company's video network system and related products, are recognized upon delivery to and acceptance by customers, and collection is reasonably assured. Service revenues are recognized at the time the services are rendered and the Company has no significant further obligations to the customer. Revenues from maintenance contracts are recognized ratably over the term of the contract as services are performed.

RESEARCH AND DEVELOPMENT AND SOFTWARE DEVELOPMENT COSTS

     Software development costs are included in research and development and are expensed as incurred. The accounting for such cost of computer software to be sold has been insignificant, since the period between achieving technological feasibility and the general availability of such software has been short. Accordingly, the Company has not capitalized any software development costs.

                       VIDEO NETWORK COMMUNICATIONS, INC.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost The Company uses accelerated methods of depreciation for book and for tax purposes. The annual provisions for depreciation have been computed based on the following ranges of estimated useful lives: computer and lab equipment, 3 to 5 years; computer software, 3 years; furniture and fixtures, 5 years; office equipment, 5 years; and leasehold improvements over the lesser of 7 years or the term of the lease relating to the improved asset. Expenditures for maintenance and repairs are charged to expense as incurred. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income. Assets held under the construction in progress caption are not depreciated until the asset is completed and placed in service.

TRADEMARKS AND PATENTS

     Trademarks and patents are stated at cost and are amortized on a straight-line basis over 15 years.

LONG-LIVED ASSETS

     The Company periodically evaluates the net realizable value of long-lived assets, including trademarks and patents and property and equipment, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. An impairment in the carrying value of an asset is recognized when the expected future operating cash flows derived from the asset is less than its carrying value. In addition, the Company's evaluation considers non-financial data such as market trends, product and development cycles, and changes in management's market emphasis.

INVENTORY

     Inventory, consisting principally of hardware for the Company's video networking products, is valued at the lower of cost or market, with the cost being determined using the FIFO ("first-in, first-out") method of accounting.

CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company's cash and cash equivalents are held with a U.S. commercial bank. The Company has not experienced any losses related to its cash and cash equivalents. The Company generally grants uncollateralized credit terms to its customers and has not experienced any credit-related losses. Three customers accounted for 82% of total revenue for the year ended December 31, 1999. Each customer had accounted for more than 10% of total revenue for the year ended December 31, 1999. These same customers accounted for 100% of gross accounts receivable at December 31, 1999. Four customers accounted for 81% of total revenue for the year ended December 31, 1998. Each customer had accounted for more than 10% of total revenue for the year ended December 31, 1998. Three customers accounted for 100% of gross accounts receivable at December 31, 1998.

INCOME TAXES

     Deferred income taxes are recognized for the tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to effect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets and liabilities.

                       VIDEO NETWORK COMMUNICATIONS, INC.

NET LOSS PER COMMON SHARE

     The Company computes basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share". Net loss per common share is based on the weighted average number of common shares and dilutive common share equivalents outstanding during the periods presented. Basic earnings (loss) per share are calculated by dividing net income
(loss) by the weighted average shares outstanding. Diluted earnings (loss) per share reflect the dilutive effect of stock options and warrants and are presented only if the effect is not anti-dilutive. As the Company incurred losses for all periods, there is no difference between basic and diluted earnings per share for any period presented. Had options and warrants been included in the computation, shares for the diluted computation would have increased by approximately 397,026 and 6,446,244 as of December 31, 1998 and 1999, respectively.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FINANCIAL INSTRUMENTS

     The carrying value of cash and cash equivalents, accounts receivable and notes payable approximate fair value because of the relatively short maturity of those instruments.

STOCK-BASED COMPENSATION

     The Company accounts for its options granted to employees and directors in accordance with APB 25. Accordingly, no compensation expense has been recognized for the options granted, since the exercise price of the options has been in excess of or equal to the fair value of the options on the date of grant, as determined by the Board of Directors. The Company discloses the pro forma net loss and loss per share in the notes to the financial statements in accordance with the measurement provisions of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." See Note 10, Capital Stock Transactions.

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

                       VIDEO NETWORK COMMUNICATIONS, INC.

3.   INVENTORIES

     Inventories, net of reserves, consist of the following at:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1998          1999
                                                              ----------    ----------
Raw materials.............................................    $5,750,733    $4,355,895
Finished goods............................................        43,068       557,220
                                                              ----------    ----------
                                                              $5,793,801    $4,913,115
                                                              ==========    ==========

4.   PROPERTY AND EQUIPMENT

     Property and equipment consist of the following at:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1998          1999
                                                              ----------    ----------
Computer and laboratory equipment.........................    $3,186,976    $3,060,416
Computer software.........................................       368,441       470,426
Leasehold improvements....................................       787,484       606,912
Furniture and fixtures....................................     1,148,210       850,432
Office equipment..........................................       173,333       173,333
Construction in progress..................................       443,116            --
                                                              ----------    ----------
                                                               6,107,560     5,161,519
Accumulated depreciation..................................    (3,010,808)   (3,856,734)
                                                              ----------    ----------
                                                              $3,096,752    $1,304,785
                                                              ==========    ==========

5.   SALE OF LEASEHOLD IMPROVEMENTS

     In the fourth quarter of 1997, the Company reached an agreement with the Pease Development Authority (the "PDA") to enter into a lease agreement for additional office space and, in exchange for a favorable rental rate, the Company agreed to fund significant improvements to the facility. Through June 1998 the Company had invested in excess of $1.8 million in improvements to the new offices. In June 1998, the Company and the PDA modified the previous agreement in that the PDA agreed to purchase $1,470,000 of the leasehold improvements in consideration of the Company's agreement to adjust the previously agreed rental rate to a market rate. In June 1998, the Company received the proceeds from the sale, less accrued rent, of $83,870.

     In the first quarter of 1999, the Company sold certain office furniture, equipment, and leasehold improvements to a third-party who assumed a lease on property that the Company previously occupied. The Company received net proceeds of $81,000 from the asset sale.

                       VIDEO NETWORK COMMUNICATIONS, INC.

6.   COMMITMENTS

     The Company leases office and manufacturing space and miscellaneous office and testing equipment under various operating and capital leases. Commitments for minimum rentals under non-cancelable leases at December 31, 1999 are as follows:

                                                                CAPITAL    OPERATING
                                                                LEASES       LEASES
                                                                -------    ----------
2000........................................................    $17,040    $  315,139
2001........................................................     17,040       321,350
2002........................................................     17,040       321,585
2003........................................................      2,840       328,759
2004........................................................         --       335,205
Thereafter..................................................         --     1,176,441
                                                                -------    ----------
Total minimum lease payments................................     53,960    $2,798,479
                                                                           ==========
Less amount representing interest...........................     (8,272)
                                                                -------
Present value of net minimum lease payments.................    $45,688
                                                                =======

     Property and equipment at year-end include the following amounts for capitalized leases:

                                                                 1998          1999
                                                              ----------    ----------
Computer and laboratory equipment.........................    $  407,039    $       --
Furniture and fixtures....................................       760,041            --
Office equipment..........................................        64,545        64,545
                                                              ----------    ----------
                                                               1,231,625        64,545
Less: allowance for depreciation..........................      (447,864)      (38,727)
                                                              ----------    ----------
                                                              $  783,761    $   25,818
                                                              ==========    ==========

     Rent payments made in 1997, 1998, and 1999 were $293,000, $793,000 and
$402,000, respectively.

7.   INCOME TAXES

     At December 31, 1999, the Company has available net operating loss carryforwards for federal tax purposes of approximately $45,900,000 that may be available to offset future federal income tax liabilities and expire at various dates through 2019. As of December 31, 1999, a valuation allowance of $18,776,000 has been recorded against total gross deferred tax assets, due to the uncertainty surrounding their realization in the future. Ownership changes, as defined in the Internal Revenue Code Section 382, may have limited the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income. Subsequent ownership changes could further effect the limitation in future years.

     The Company recognized an effective tax rate of 0%, as compared to the federal statutory rate at 34%, based upon its current year losses and a full valuation allowance on its net deferred tax assets.

                       VIDEO NETWORK COMMUNICATIONS, INC.

     The components of the Company's net deferred tax position and the tax effects of the temporary differences giving rise to the Company's deferred tax assets (liabilities) as of December 31, 1998 and 1999 are as follows:

                                                                1998            1999
                                                            ------------    ------------
Net operating loss carryforwards........................    $ 10,598,000    $ 16,694,000
Accrued liabilities.....................................         158,000         122,000
Reserves................................................         539,000       1,551,000
Depreciation and amortization...........................         390,000         409,000
                                                            ------------    ------------
Gross deferred tax asset................................      11,685,000      18,776,000
Valuation allowance.....................................     (11,685,000)    (18,776,000)
                                                            ------------    ------------
Net deferred tax asset..................................    $         --    $         --
                                                            ============    ============

8.   SUBORDINATED CONVERTIBLE DEBENTURE

     In July 1998, the Company completed a private placement of 5% Cumulative Convertible Debentures due 2003 with certain institutional, affiliated and other investors, from which it received gross proceeds of approximately $3.125 million. These debentures were senior in right of payment to substantially all existing and future indebtedness of the Company and the Company's equity securities. Subject to certain contractual agreements, the holders of the debentures were entitled to convert the debentures into shares of common stock at any time. In accordance with letter agreements dated May 1999 between the Company and the holders of the Company's 5% subordinated convertible debentures, the convertible debentures, and interest accrued thereon, automatically converted to 873,415 shares of the Company's common stock at a conversion price of $3.75 per share on June 18, 1999.

9.   LONG TERM DEBT

SANMINA NOTE

     In January 1999, the Company converted accounts payable to Sanmina Corporation of $4,300,000 of which $1,100,000 represented the value of inventory and materials located at a subcontract manufacturer, to a $4,300,000 three-year term note accruing interest at 7% per year. In accordance with the terms of the note, the Company paid Sanmina $1,100,000 in principal on the note in June 1999 and Sanmina transferred to the Company the title to the inventory and materials located at a Sanmina subcontractor. The note required interest-only payments during the first year of the note, payable semi-annually, in arrears, semi-annually, beginning in July 1999. The Company made the first of the required interest payments, in the third quarter of 1999. After the first year, the Company is required to amortize and to pay the remaining principal balance and interest in equal monthly installments over the remaining life of the note.

     In connection with the restructuring of the accounts payable balances to a long-term note, the Company issued to Sanmina warrants to purchase 39,286 shares of common stock, with a $19.25 exercise price per share. An independent appraisal assigned a market value of $127,759 to these warrants. The Company has recorded the value of the warrants as a discount against the face amount of the note and will amortize the value of the warrants over the life of the note.

     Please see Subsequent Events, Note 14.

LEGAL COUNSEL NOTE

     In January 1999, the Company also converted $375,000 of outstanding accounts payable to legal counsel to a two-year term loan accruing interest at 7% per year. In accordance with the terms of the note governing the term loan, the Company has paid $75,000 of the principal during 1999. Under the terms of the loan, the Company

                       VIDEO NETWORK COMMUNICATIONS, INC.

is obligated to make two semi-annual interest-only payments commencing in July 1999 and February 2000. The first of the required interest payments was made in the third quarter of 1999. The note also requires the Company to repay the remaining principal balance and interest accrued on the note in twelve equal monthly payments beginning in February 2000.

     In connection with converting the restructuring of the accounts payable balances to a long-term note, the Company issued to legal counsel warrants to purchase 5,714 shares of common stock, with a $18.59 exercise price per share. An independent appraisal assigned a market value of $18,583 to these warrants. The Company has recorded the value of the warrants as a discount against the face amount of the note and will amortize the value of the warrants over the life of the note.

     Please see Subsequent Events, Note 14.

10. CAPITAL STOCK TRANSACTIONS

PRIVATE PLACEMENT OF UNITS

     In February 1999, the Company completed a private placement of 28.5 units of unsecured promissory notes with a principal amount of $2,850,000 and 160,701 shares of common stock, from which the Company received net proceeds of approximately $2,396,000. The notes accrued interest at 10% per year. Two principal officers of the Company invested a total of $125,000 in units and were issued unsecured promissory notes with an aggregate original principal amount of $125,000, and an aggregate of 4,999 shares of common stock. The full principal amount of and accrued interest on the unsecured promissory notes, totaling $2,955,000, was repaid to the note holders in June 1999.

     An independent appraisal assigned a market value of $1,305,000 to the common stock issued in the February 1999 private placement. The Company has recorded the value of the common stock as a discount against the face amount of the unsecured promissory notes and amortized the value of the common stock over the life of the notes. In the quarter ended June 30, 1999, in connection with the June 1999 unit offering, two participants in the February 1999 private placement were required to return to the Company a total of 4,284 shares of common stock, valued at $34,786.

COMMON STOCK

     During January 1997, the Company executed a warrant exchange agreement (the "Exchange Agreement") with investors who purchased shares of common stock and received warrants through the financial advisory firm during 1995 and 1996. The purpose of the warrant exchange was to induce such investors to enter into lock-up arrangements with the Underwriter and into agreements consolidating such investors' registration rights with those granted by the Company to other investors, and to provide those investors with the opportunity to invest in the Company upon terms and conditions that more closely reflect the terms and conditions upon which the other investors invested in the Company during a comparable time period. Under the Exchange Agreement, each such investor was given the opportunity to exchange existing warrants to purchase 714 shares of common stock at an exercise price of $56.00 per share for new warrants to purchase 357 shares of common stock an exercise price of $28.00 per share and an additional 357 newly issued shares of common stock. In addition, in the original offering, certain investors purchased shares of common stock from Mr. Steven A. Rogers at a purchase price of $14.00 per share at a time during which other investors were purchasing shares of common stock from the Company at $42.00 per share. As part of the warrant exchange, such investors also were required to pay Mr. Rogers $14.00 per share of common stock purchased from him in the original offering, so as to cause such transactions to be consummated upon terms and conditions more closely reflecting market conditions. Mr. Rogers received an aggregate of $340,166 in the warrant exchange transaction. As a result of the Exchange Agreement, the Company issued an aggregate of 23,610 shares of common stock. Of the fair market value of such shares, the Company will reflect a non-cash compensation expense of $340,166, and the remaining $320,902 will be a direct charge to

                       VIDEO NETWORK COMMUNICATIONS, INC.

equity as a cost of equity financing. Additionally, an aggregate of 49,362 warrants with an exercise price of $56.00 per share were exchanged for 23,610 warrants with an exercise price of $28.00 per share and 2,143 warrants with an exercise price of $56.00 per share. Further, in connection with the Warrant Agreement, the Company also exchanged warrants held by the president of the financial advisory firm to purchase 4,936 warrants to purchase shares of common stock at an exercise price of $46.20 per share, and 4,936 warrants to purchase shares of common stock at an exercise price of $61.60 per share, for an aggregate of 9,872 warrants to purchase shares of common stock at an exercise price of $28.00 per share. Additionally, the Company exchanged warrants originally issued to other investors as an inducement to loan funds to the Company, representing the right to purchase an aggregate of 14,619 shares at an exercise price of $56.00 per share for warrants to purchase 14,619 shares of common stock at an exercise price of $28.00 per share. The Company did not receive any additional cash proceeds as a result of the Exchange Agreement.

     During April 1997, the Company issued 295,714 shares of common stock, par value $.01 for approximately $9.5 million in proceeds, net of underwriting discounts and commissions and certain other expenses of the offering of $1.9 million. The issuance of these shares was pursuant to an initial public offering at a price of $38.50 per share. The net proceeds of the initial public offering were used primarily to repay certain outstanding notes payable and to fund the continued research and development and the working capital deficiencies of the Company. In connection with the initial public offering, all of the issued and outstanding shares of Redeemable Series A Convertible Preferred Stock were converted into common stock on a one-for-one basis.

     In April 1997, in connection with the initial public offering, certain holders of Bridge Warrants surrendered such warrants to acquire an aggregate of 21,428 shares of common stock with a fair value of $9.38 per warrant, resulting in a decrease due to reversal of interest expense upon surrender of Bridge Warrants of $201,000 in stockholders' equity. The surrender and cancellation of such warrants did not have any other effect on the Bridge Financing, nor did the Company pay any consideration in connection with such surrender.

     On November 5, 1997, the Company completed the offering and sale of 142,857 shares of the Company's common stock at a public offering price of $161.88 per share, resulting in net proceeds to the Company of approximately $20.9 million (net of underwriting discounts and commissions and other expenses of the offering).

     In May 1998, the Company's stockholders approved an increase in the total number of shares of common stock authorized for issuance from 10,000,000 shares to 30,000,000. The Company filed a Second Amended and Restated Certificate of Incorporation to effectuate such increase in May 1998.

     In February 1999, the Company issued a total of 160,701 shares of its common stock as part of units issued in a private placement of 28.5 units, consisting of unsecured promissory notes with a principal amount of $2,850,000 and 160,701 shares of common stock. The Company received net proceeds of approximately $2,396,000 form the private placement.

     In June 1999 the Company completed a public offering of 2,000,000 units and realized approximately $12.1 million in net proceeds from the offering. Each unit consisted of three shares of common stock and two warrants to purchase common stock at an exercise price of $4.00 per share. The warrants are exercisable in June of 2000, one year from the date of closing of the public offering. The warrants are callable when they are exercisable and after our common stock has closed at $8.00 or more for twenty consecutive trading days. Also in June of 1999, the underwriter exercised the 15% over-allotment option that the Company had granted to it in connection with the June 1999 public offering of units. Upon exercise of the option, the underwriter purchased 300,000 units, consisting of 900,000 shares of common stock and 600,000 warrants to purchase common stock at an exercise price of $4.00 per share. The Company received net proceeds of $2.0 million from the exercise of the underwriter's over-allotment option.

                       VIDEO NETWORK COMMUNICATIONS, INC.

     A summary of the number of shares of common stock subject to purchase under all warrant agreements and related exercise prices as of December 31, 1999 is as follows:

NUMBER OF SHARES        EXERCISE PRICE
----------------        --------------
      60,946               $ 28.00
      41,501               $ 23.10
       7,467               $ 42.00
       2,142               $ 56.00
      39,286               $ 19.25
       5,714               $ 18.59
   4,600,000               $  4.00
   ---------
   4,757,056
   =========

Of the warrants outstanding as of December 31, 1999, 4,600,000 were not yet exercisable.

STOCK OPTIONS

     On August 3, 1994, the Company granted certain outside directors of the Company options to purchase 28,568 shares of common stock. These options vest on the anniversary of the options grant date in accordance with a five-year vesting schedule, 20% each year. The exercise price is $14.00 per share, which was in excess of the fair value of the stock on the date of the grant, as determined by the Board of Directors. As of December 31, 1999, 1,428 of these options had been exercised and 22,142 of these options were exercisable. The right to exercise these options terminates ten years from the grant date.

     In October 1994, the Board of Directors adopted the 1994 Stock Option Plan (the "1994 Plan") pursuant to which 49,000 shares of common stock are reserved for issuance. These options vest on the anniversary of the option grant date in accordance with a vesting schedule ranging from two to five years. The options granted under this plan are granted at an exercise price per share equal to the fair value per share of the Company's common stock on the date of grant. As of December 31, 1999, none of these options had been exercised and 13,933 of these options were exercisable. The right to exercise these options terminates ten years from the grant date.

     In January 1997, the Board of Directors adopted the 1996 Stock Option Plan (the "1996 Plan") pursuant to which 64,285 shares of common stock were reserved for issuance. The Board of Directors, with shareholder approval, authorized the increase in the number of shares reserved for issuance under the 1996 Plan to 207,142 shares during 1998. The options granted under this plan are granted at an exercise price per share equal to the fair value per share of the Company's common stock on the date of grant. As of December 31, 1999, 330 of these options had been exercised and 30,035 options were exercisable. The right to exercise these options ranges from five to ten years from the grant date.

     In connection with the Company's initial public offering completed in April 1997 (the "IPO"), the Company issued to an investment banking firm options to purchase 25,714 shares of common stock at an exercise price equal to 165% of the price of the common stock offered to the public, or $63.525 per share. The right to exercise these options terminates five years from the grant date.

     In December 1997, the Company granted to an investment banking firm options to purchase 17,857 shares of common stock at an exercise price $96.67 per share, which was the fair value of the stock on the date of the grant. Since this grant was for future services to be provided, the related compensation expense, in accordance with SFAS No. 123, was recorded over two years, the expected term of services. The compensation expense recorded was $20,355 in 1997, $563,687 in 1998, and $543,332 in 1999. The right to exercise these options terminates five years from the grant date.

                       VIDEO NETWORK COMMUNICATIONS, INC.

     On September 9, 1999, stockholders of VNCI approved the Company's 1999 Stock Incentive Plan (the "Plan"). The Plan authorized the Company to issue options to employees, directors, consultants and others on up to two million six hundred and forty thousand (2,640,000) shares of common stock. The Company is restricted to having two million ten thousand of these issued and outstanding prior to June 18, 2000 as a result of an agreement with the Company's lead investment banker on its June 1999 public offering. The Company's 1996 Stock Incentive Plan closed on that date and no additional grants are available through the 1996 Stock Incentive Plan or any of the Company's other prior stock option plans. As of December 31, 1999, none have been exercised and 285,177 were exercisable.

MICRO ARTS/COLLABORATIVE GRANTS

     In December 1999, the Company granted to each of two marketing and public relations consultants options to purchase 10,000 shares of common stock at an exercise price of $3.125 per share, which was the fair market value of the common stock on the date of grant. Since these grants were for future services to be provided, the related compensation expense will be recognized in future periods.

     Stock option activity during the periods indicated is summarized as follows:

1997
Outstanding at beginning of year............................       76,142    $  23.009
Granted.....................................................       95,614    $  76.531
Forfeited...................................................       (1,428)   $  82.075
Exercised...................................................           --           --
Outstanding at end of year..................................      170,328    $  52.556
Exercisable.................................................       31,228    $  20.958
Available for grant.........................................       12,957
1998
Outstanding at beginning of year............................      170,328    $  52.556
Granted.....................................................      162,100    $  61.677
Forfeited...................................................      (77,104)   $  77.707
Exercised...................................................          330    $  46.375
Outstanding at end of year..................................      254,994    $  50.771
Exercisable.................................................       92,940    $  43.827
Available for grant.........................................       61,200
1999
Outstanding at beginning of year............................      254,994    $  50.771
Granted.....................................................    1,685,212    $   2.712
Forfeited...................................................     (251,018)   $  20.446
Exercised...................................................           --           --
Outstanding at end of year..................................    1,689,188    $   7.325
Exercisable.................................................      368,714    $  11.295
Available for grant.........................................      483,500

                       VIDEO NETWORK COMMUNICATIONS, INC.

     The following table summarizes information about stock options outstanding at December 31, 1999:

                   OPTIONS OUTSTANDING                                   OPTIONS EXERCISABLE
    --------------------------------------------------    --------------------------------------------------
                                         WEIGHTED-AVE.
                           NUMBER          REMAINING                            NUMBER
       RANGE OF         OUTSTANDING       CONTRACTUAL     WEIGHTED-AVE.      EXERCISABLE      WEIGHTED-AVE.
    EXERCISE PRICES    AS OF 12/31/99    LIFE (YEARS)     EXERCISE PRICE    AS OF 12/31/99    EXERCISE PRICE
    ---------------    --------------    -------------    --------------    --------------    --------------
     $2.500-$3.625        1,526,500           5.2            $ 2.667           283,989           $ 2.625
        $14.000              22,142           4.6            $14.000            22,142           $14.000
    $21.000-$38.500          45,726           6.1            $30.839            26,352           $30.708
    $42.875-$63.525          61,251           2.9            $55.181            28,139           $54.065
    $80.500-$96.691          33,569           8.2            $94.846             8,092           $96.228
                         ----------                                            -------
                          1,689,188                                            368,714
                         ==========                                            =======

     All stock options granted by the Company from its inception through December 31, 1999 were granted with an exercise price per share equal to the fair value of the Company's common stock on the date of grant. In December 1996, the Company repriced the exercise price of all options previously granted to $28.00 per share, to reflect an exercise price consistent with the price per share paid by outside investors of the Series A preferred stock issued in December of 1996 and January 1997.

     In July 1998, the Board approved a repricing plan to reprice employee stock options under the 1996 Stock Incentive Plan (the "1996 Plan") to restore the long-term employee retention and performance incentives of the stock options outstanding. In accordance with the repricing plan, all stock options then held by current, active full-time employees, with exercise prices above $50.75, or with vesting periods in excess of three years, were cancelled and replaced by the same number of options exercisable at $50.75 per share and vesting over a three-year period. The options were granted at a price equal to the fair market value of the Company's common stock on the date of the option repricing.

     Had compensation expense been determined based on the fair value of the options at the grant dates consistent with the method of accounting under SFAS 123, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below:

                                                              1998            1999
                                                          ------------    ------------
Net loss attributable to common stockholders
  As Reported.........................................    $(22,427,535)   $(12,960,904)
  Pro forma...........................................    $(23,994,047)   $(13,509,681)
Net loss per common share
  As reported, basic and diluted......................    $     (27.45)   $      (2.52)
  Pro forma, basic and diluted........................    $     (29.37)   $      (2.62)

     The fair value of each option granted in 1998 and 1999 was estimated on the date of grant using the Black-Scholes option-pricing model. The model used the following weighted-average assumptions for grants during the years ended December 31, 1998 and 1999: volatility of 95% and 93%, respectively; risk-free rate of return of 5.4% and 6.0%, respectively; dividend yield of 0% for both 1998 and 1999; and an expected time to exercise of 5.0 years and 4.2 years for 1998 and 1999, respectively.

                       VIDEO NETWORK COMMUNICATIONS, INC.

PREFERRED STOCK

Series A Convertible Preferred Stock

     On December 9, 1996, the Board of Directors and a majority of the holders of the outstanding common stock authorized the establishment of 2,500,000 shares of preferred stock, with a par value of $.01 per share. In December 1996, the Company authorized the issuance and sale of 500,000 shares of Series A Convertible Preferred Stock ("Series A") and warrants to purchase 14,284 shares of common stock for aggregate consideration of $2,000,000. The Series A shares had liquidation preferences over the common stock and any series of preferred stock authorized in the future. The holders of Series A shares were entitled to non-cumulative dividends when dividends are declared on the common stock as though the Series A shares had been converted to common stock. At any time after five years following the issuance of the Series A shares, or upon a merger in which the Company is not the surviving entity, or upon a sale of all or substantially all of the assets of the Company, at the request of at least 50% of the holders of Series A shares and given sixty days notice, the Company was required to redeem all or a portion of the outstanding Series A shares at a redemption price equal to the amount such holders would be entitled to receive had they converted the Series A shares into common stock or the liquidation value of $28.00 per share, whichever was greater. The Series A shares were convertible to common stock as determined by multiplying the Series A stated value plus all declared but unpaid dividends by $28.00 and dividing that result by the conversion price, which as defined by the agreement would not have exceeded $28.00 per share. The Series A shares would have automatically converted to shares of common stock upon the consummation of the Company's IPO. The holders of Series A shares were entitled to vote, with each holder entitled to the number of votes per share as equal to the number of shares of common stock into which each share of Series A was then convertible.

     The warrants issued in conjunction with the Series A shares had an exercise price of $28.00 per share. As a fee for the placement of the Series A shares and related warrants, the underwriting firm received a $140,000 underwriter's discount and commission in consideration of its services on this transaction.

     In December 1996 and January 1997, the Company issued 500,000 Series A shares and 14,284 warrants for the purchase of common stock and had received $1.8 million of consideration for the sale of the Series A shares. The Series A shares were recorded net of the underwriting discount and commission and approximately $82,000 in the other issuance costs. The 500,000 shares of Series A shares outstanding at the time of the Initial Offering in April 1997 automatically converted into 71,428 share of common stock on the closing of the IPO.

5% Cumulative Convertible Series B Preferred Stock

     In August 1998, the Company issued to certain unaffiliated investors in a private placement 209,091 shares of 5% Cumulative Convertible Series B Preferred Stock, par value $.01 per share (the "Series B Preferred Stock"), and warrants to purchase an aggregate of 7,467 shares of Common Stock at an exercise price of $42.00 per share which were valued at $94,000 (the "Series B Warrants"). The shares of Series B Preferred Stock and the Series B Warrants were issued at a purchase price of $5.50 per share, resulting in gross proceeds to the Company of $1.15 million. Dividends accrued on the Series B Preferred stock at 5% annually, were cumulative, and were payable in additional shares of Series B Preferred Stock. The Company sold and issued such securities in reliance on an exemption from registration provided by Section 4(2) of the Securities Act of 1933, Regulation D and Rule 506.

     Shares of Series B Preferred Stock were convertible at any time after the issuance date and at the option of the holder, into shares of common stock at an initial conversion rate of $38.50 per share, subject to adjustment in connection with certain events, including a reclassification, reorganization or exchange of the Company's Common Stock. The shares of Series B Preferred Stock were subject to automatic conversion, without further action on the part of the holder or the Company, if the closing price of the Company's common stock equaled or exceeded $77.00 per share for 15 consecutive trading days.

                       VIDEO NETWORK COMMUNICATIONS, INC.

     In connection with the private placement by the Company of units completed in February 1999, the Company entered into a letter agreement with both of the holders of the Series B Preferred Stock modifying certain terms of those securities. Specifically, the Company and the holders agreed that: (i) the holders would not exercise their right to convert the Series B preferred stock to common stock, or exercise the Series B Warrants for common stock, until the date on which the Company completed a public or private equity financing with gross proceeds of not less than $8 million (a "qualified financing"); (ii) upon the closing of a qualified financing, the stated value of and accrued and unpaid dividends on the Series B preferred stock will automatically convert into shares of common stock at a conversion price equal to $19.25 per share, and the exercise price of Series B Warrants would be reduced to $19.25 per share; (iii) the anti-dilution provisions of the Series B preferred stock and the Series B Warrants would not apply to the qualified financing, the 5% Convertible Debenture conversion, the February 1999 private placement, the conversion of the Series B preferred stock or the exercise of the Series B Warrants; (iv) the holders waived and agreed not to exercise any registration rights they may have as to the common stock issuable upon conversion of the Series B preferred stock or the exercise of the Series B Warrants in connection with the June 1999 public offering of units; and (v) the holders would not sell any common stock issuable upon conversion of the Series B preferred stock for at least six months after the effectiveness of the registration statement (or up to 24 months, if necessary to obtain regulatory approval of this offering) filed relating to the qualified financing.

     Immediately following the completion of the public offering of units in June 1999, all shares of Series B Preferred Stock, and accreted dividends thereon, automatically converted to 62,162 shares of common stock at a conversion price of $19.25 per share.

11. NON-CASH TRANSACTIONS

     The following non-cash transactions occurred in the periods indicated:

                                                            1997          1998          1999
                                                         ----------    ----------    ----------
Current asset financed by issuance of note payable...    $       --    $  230,063    $       --
Capital lease obligations............................       347,950       718,504            --
Return of assets under capital lease in settlement of
  obligation.........................................                                    64,806
Dividend on preferred stock..........................            --        23,958        31,675
Conversion of preferred stock to common stock........            --            --     1,205,633
Conversion of subordinated debentures and interest
  thereon to common stock............................            --            --     3,275,323
Reclassification of inventory to fixed assets........       354,304        32,225            --
Accounts payable transferred to notes payable........            --        40,141            --
Accounts payable transferred to long term debt.......            --            --     3,575,000
Common stock issued with private placement...........            --            --     1,242,203
Warrants issued with long term debt..................            --            --       146,342
Inventory financed with long term debt...............            --            --     1,100,000
Equity financing costs in prepaid expenses...........            --            --        28,867
Reduction in accrued liabilities due to sale of
  assets.............................................            --            --       181,678
Debt issuance costs in other assets -- net...........            --            --        17,917
Interest Payments....................................       115,739        94,272       536,983

12. EMPLOYEE BENEFIT PLAN

     The Company implemented a profit-sharing plan under Section 401(k) of the Internal Revenue Code (the "Code") covering substantially all employees. The plan allows employees to make contributions up to the maximum allowed by the Code. The Company contributes one dollar to an employees account for each two

                       VIDEO NETWORK COMMUNICATIONS, INC.

dollars contributed by the employee until the employee's contribution equals 6% of the employee's annual salary. The Company contributed $183,000 and $31,000 to employee accounts during 1998 and 1999, respectively.

13. NEW ACCOUNTING PRONOUNCEMENTS

     On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current operations or other comprehensive income, depending upon whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company anticipates that, due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a material impact on its results of operations, financial position, or cash flows.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101. "Revenue Recognition in Financial Statements." SAB No. 101 sets forth guidelines for accounting and disclosures related to revenue recognition. SAB No. 101 does not require registrants that have not applied this accounting to restate prior financial statements, provided they report a change in accounting principle in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes," no later than the first fiscal quarter of the fiscal year beginning after December 15, 1999. In March 2000, the Securities Exchange Commission issued Staff Accounting Bulletin No. 101A, "Amendment: Revenue Recognition in Financial Statement" ("SAB 101A"). SAB 101A delays the implementation date of SAB 101 by one quarter to the quarter ending June 30, 2000 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000. The Company anticipates that the adoption of SAB No. 101 will not have a material impact on its results of operations, financial position, or cash flows.

14. SUBSEQUENT EVENTS

     In January 2000, the Company did not make the scheduled interest payments on its long-term debt held by Sanmina and its legal counsel, as required by the terms of the two notes. In addition, the Company has not made any of the required monthly payments of principal and interest on these two notes, which were required to be paid beginning in February 2000. The Company is in the process of renegotiating the terms of these two notes. However, to date, the Company has not reached agreement with either Sanmina or its legal counsel regarding any such re-negotiation and there can be no assurance that any restructured debt arrangement will be reached. If the Company is unable to re-negotiate the terms of either note, it could have a material adverse effect on the Company.

     On December 31, 1999, the Company entered into an Agreement with b2bvideo.com, Corp., a high technology startup company that intends to provide aggregated business video content to the business market. The Agreement was to become effective that day after the closing of b2bvideo.com's proposed private placement of Series A Preferred Stock in the first quarter of 2000. The Agreement provides that VNCI receive an equity position in b2bvideo.com in exchange for favorable purchase terms and conditions regarding technical support and equipment provided to b2bvideo.com by VNCI. B2bvideo.com's private placement closed on March 14, 2000. VNCI received one million shares of common stock, equivalent to an ownership percentage of approximately fourteen and one half percent (14.5%) on a fully diluted basis on the closing date assuming conversion of all Series A Preferred Stock. Mr. James F. Bunker, Chairman of the Board of VNCI and a director of b2bvideo.com participated in the private placement purchasing less than one percent of the total offering. Ms. Cheryl Snyder, CEO of b2bvideo.com, is a director of VNCI.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Our current directors and executive officers are set forth below. Biographical information concerning each of the directors and executive officers is presented on the following pages. Information is presented as of February 29, 2000.

NAME                                             AGE   POSITION
----                                             ---   --------
Mr. Carl Muscari.............................    48    President and Chief Executive Officer
Mr. Roger A. Booker..........................    45    Vice President, Operations and Engineering
Mr. Robert H. Emery..........................    55    Chief Financial Officer, Vice President,
                                                       Administration and Secretary
Mr. Stephen LaMarche.........................    36    Vice President, Sales and Marketing
Mr. James F. Bunker..........................    65    Chairman of the Board of Directors
Dr. Eugene R. Cacciamani.....................    63    Director
Mr. Marc S. Cooper...........................    38    Director
Mr. Richard S. Friedland.....................    49    Director
Mr. Steven A. Rogers.........................    47    Director
Ms. Cheryl Snyder............................    38    Director

     Carl Muscari was named President in September 1999 and was appointed Chief Executive Officer and elected a director in December 1999. He has more than fifteen years experience in the leadership of high technology companies. From February 1996 through July 1998, he served as the President of Acuity Imaging, LLC, a subsidiary of publicly held Robotic Vision Systems Inc. During his tenure, the company experienced substantial growth by focusing on major semiconductor and electronics markets for deployment of machine vision technology while rapidly developing and acquiring competitive new products. From February 1992 to January 1996, Mr. Muscari was the President and CEO of Exos Inc., a privately held, high-tech company that pioneered touch feedback control technology in PC games. The Company was sold to Microsoft in 1996. Mr. Muscari holds Engineering degrees from Cornell University and the Massachusetts Institute of Technology as well as an MBA from the Harvard Business School.

     Roger A. Booker has served as Vice President Operations and Engineering since August 1999. From February 1996 until August 1999, he was Vice President Operations. From June 1994 to February 1996, Mr. Booker served as the Vice President, International Development and Operations at Global Partnership, Inc., where he directed international development and operations. From February 1990 to June 1994, Mr. Booker also served as the Vice President, Manufacturing Operations at Cryptek, Inc., an encrypted facsimile machine manufacturer, and served in the same position at General Kinetics, Inc. until July 1990, when it acquired Cryptek, Inc., where he was responsible for overseeing operations, including several acquisitions and divestitures. From August 1986 to February 1990, Mr. Booker was Director of Operations for Magnavox Government and Industrial Electronics Company, where he managed the development of a new 200,000 square foot manufacturing facility.

     Robert H. Emery has served as Chief Financial Officer and Vice President, Administration and Secretary since mid-December 1999. From December 1966 through mid-December 1999, he was Vice President, Administration and Finance and Secretary. He served previously as Vice President, Administration from May 1995 to December 1996. From May 1986 to May 1995, he served as Vice President of Aries Systems International, Inc., an information services company. From August 1983 to July 1986, Mr. Emery served as the ADP Security Officer for the military's largest secure computer network. He is a CPA.

     Stephen W. LaMarche was named Vice President of Sales and Marketing in January 2000. Mr. LaMarche brings over thirteen years progressive sales and sales management experience from start-up to $50 million in revenues at US TeleCenters, which later merged with View Tech, Inc. He most recently served as Regional Vice President of Sales of View Tech, Inc. from June 1997 to September 1999. In 1997, he also served as Vice President of Business Development for View Tech, Inc. From February 1995 to December 1996, he served as

Vice President of Video Conferencing and New York Network of US TeleCenters. From January 1994 to February 1995, he served as Director of Sales focusing on Large Business, Video Conferencing and the National Account Network of US TeleCenters. US TeleCenters was in the business of data and voice network services and related equipment. View Tech, Inc. is in the business of video conferencing services and equipment. LaMarche holds a B.A. in Economics from Connecticut College.

     James F. Bunker has served as a director since January 1999 and as the Chairman of the Board of Directors since February 1999. From September 1999 through December 1999 he served as Chief Executive Officer of the Company and from July 1998 until early September 1999, he also served as our President. From January 1994 until he joined our Company in July 1998, Mr. Bunker was actively involved as an outside consultant to high technology companies, advising them with respect to the development of a business plan, funding, recruiting management and other key personnel, and serving as an executive member of management teams. Previously, from 1986 until his retirement at the end of 1993, Mr. Bunker served in various capacities with General Instrument Corporation, most recently as the President of the VideoCipher Division of General Instrument. Mr. Bunker also is a director of ViaSat, Inc., a public satellite telecommunications company located in Carlsbad, California.

     Eugene R. Cacciamani has served as a director since August 1994. Since 1987, Dr. Cacciamani has served as a Senior Vice President of Hughes Network Systems, Inc., which furnishes private communications networks to business, government and common carriers. He is responsible for developing new technologies, systems and businesses, including lead efforts in the Hughes DBS DirecTV system and the systems design in the ICO global satellite personal communications systems. Dr. Cacciamani is on the Engineering Advisory Boards at Union College and The Catholic University of America and serves as an advisor to Aloha Networks, Inc. and Qwest Communications.

     Marc S. Cooper has served as a director of the Company since April 1997. Mr. Cooper has been a Managing Director of Peter J. Solomon Company since June 1999. Previously, Mr. Cooper served as Vice Chairman of Barington Capital Group, L.P. responsible for the Syndicate, Investment Banking and Research Departments from January 1998 to June 1999. From March 1992 until January 1998, Mr. Cooper served as Executive Vice President, Director of Investment Banking and Research at Barington. He also serves as a director of Thinking Tools, Inc., a software developer.

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

     Steven A. Rogers founded Video Network Communications in 1993 and has served as a director since that time. From July 1998 through July 1999, he served as our Chief Technology Officer and Vice President, Engineering. He served as President and Chief Executive Officer from our inception until July 1998. Mr. Rogers has participated in other start-up companies as an executive officer or founder. From July 1990 to July 1992, he served as a Senior Vice President of General Kinetics, Inc. where he managed the Cryptek division. In January 1986, he had founded Cryptek, Inc., an encrypted facsimile machine manufacturer and, from January 1986 to July 1990, served as its President and Chief Operating Officer until it was acquired by General Kinetics, Inc. Mr. Rogers holds four patents and was a nominee for KPMG Peat Marwick's "1990 Entrepreneur of the Year" award.

     Cheryl Snyder was elected as a director at the 1999 Annual Meeting of Stockholders in September 1999. In November, 1999, Ms. Snyder founded b2bvideo.com Corp., and since November of 1999, she has served as Chief Executive Officer of that company. b2bvideo.co is a provider of aggregated video content to the business community. From March 1999 until November 1999, Ms. Snyder served as the Vice President, Business Development for Opus360, a company that provide Internet tools and services to support entrepreneurs conducting business using electronic media, and operates the freeagent.com site. From February 1998 to March 1999, Ms. Snyder was the Vice President, Electronic Development of Cahners Business Information, a business to business publishing company that has more than 140 trade magazines and 200 Internet sites. From June 1995 to July 1997, Ms. Snyder was the co-founder, Chief Technology Officer and Senior Vice President, Marketing and Sales of Intralinks, Inc., a start-up company developing Internet-based transaction management solutions for the financial industry. From June 1995 to June 1996, Ms. Snyder was the Vice President, Network Solutions, for Live Picture, Inc., a company that develops and markets imaging solutions for companies that work with high resolution images. From July 1993 to June 1995, Ms. Snyder served as the Director, Marketing and Sales for Sarnoff Real Time Corporation, a company that developed and manufactures an interactive digital video file service.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission and the Nasdaq Stock Market, Inc. initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. In addition, under Section 16(a), trusts for which a reporting person is a trustee and a beneficiary (or for which a member of his immediate family is a beneficiary) may have a separate reporting obligation with regard to ownership of the common stock and our other equity securities. Such reporting persons are required by rules of the Securities and Exchange Commission to furnish us with copies of all Section 16(a) reports they file. In 1998, we received Section 16(a) reports and written representations that certain reports were not required. Based upon a review of that information, we believe that all members of the Board of Directors, executive officers and each beneficial owner of more than 10% of our common stock timely filed all reports required by Section 16(a) of the Securities Exchange Act of 1934 except that each of the following directors filed their respective Form 3 one day late: Muscari, Novick and Snyder.

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table lists the cash remuneration paid or accrued during 1999, 1998 and 1997 to the two individuals who served as the Company's Chief Executive Officer during 1999, and to each of our other executive officers who were serving as such at the end of 1999, and for one additional individual who earned more than $100,000 in 1999 but was not serving as an executive officer of our Company at the end of 1999 (the "Named Executive Officers"). We do not have any pension or long- term incentive plans, and did not grant any restricted stock awards, bonus stock awards or stock appreciation rights to any of the Named Executive Officers during 1999, 1998 or 1997.

                           SUMMARY COMPENSATION TABLE

                                         ANNUAL COMPENSATION           LONG TERM COMPENSATION
                                      -------------------------   ---------------------------------
                                                                        AWARDS           PAYOUTS
                                                                      SECURITIES        ALL OTHER
NAME AND PRINCIPAL POSITION           YEAR    SALARY     BONUS    UNDERLYING OPTIONS   COMPENSATION
---------------------------           ----   --------   -------   ------------------   ------------
James F. Bunker(1)
  Chairman, Board of Directors......  1999   $196,156   $   -0-        200,000           $   -0-
                                      1998   $ 66,991   $   -0-         14,285           $   -0-
Carl Muscari(2)
  President and Chief Executive
  Officer...........................  1999   $ 44,647   $   -0-        387,500           $   -0-
Roger A. Booker
  Vice President and Operations &
  Engineering.......................  1999   $130,600   $   -0-        171,428           $   -0-
                                      1998   $140,800   $   -0-          6,428           $   -0-
                                      1997   $105,545   $45,000          5,000           $   -0-
Robert H. Emery
  Chief Financial Officer and Vice
  President Administration..........  1999   $120,057   $   -0-        175,000           $   -0-
                                      1998   $140,933   $   -0-          9,285           $   -0-
                                      1997   $138,503   $45,000          5,000           $   -0-
Steven A. Rogers(3)
  Chief Technology Officer and Vice
  President, Engineering............  1999   $121,485   $   -0-              0           $65,955
                                      1998   $252,308   $   -0-          9,285           $   -0-
                                      1997   $120,000   $60,000          7,142           $   -0-

---------------

(1) Mr. Bunker joined the Company as President and Chief Executive Officer on July 13, 1998. He was elected a director in January 1999. He served as our President and Chief Executive Officer until September 9, 1999. He served as our Chief Executive Officer until December 29, 1999. He currently serves as our Chairman of the Board.

(2) Mr. Muscari joined the Company as President on September 9, 1999. He was elected our Chief Executive Officer and a director on December 29, 1999.

(3) Mr. Rogers served as President and Chief Executive Officer of the Company from its inception until July 13, 1998. He served as our Chief Technology Officer and Vice President, Engineering until August 2, 1999. He continues to serve as a director. The amount shown in the "All Other Compensation" column represents the amounts paid by the Company to Mr. Rogers in connection with his departure as an executive officer of the Company. More information is provided regarding Mr. Rogers' arrangement with the Company below under the heading "Employment Agreements." The "Payments All Other Compensation" of $65,955 to Mr. Rogers was paid as part of his severance arrangement with the Company.

STOCK OPTION GRANTS IN 1999

     The following table sets forth certain information about the stock options that we granted during 1999 to the Named Executive Officers. In 1999, all of the stock options that we granted were under the 1999 Stock Incentive Plan. As of the date of this Form 10-KSB, we have not granted any stock appreciation rights to any Named Executive Officer.

                          STOCK OPTION GRANTS IN 1999

                                          NUMBER OF
                                          SECURITIES        PERCENT OF TOTAL
                                      UNDERLYING OPTIONS   OPTIONS GRANTED TO   EXERCISE PRICE   EXPIRATION
NAME                                       GRANTED         EMPLOYEES IN 1999        ($/SH)          DATE
----                                  ------------------   ------------------   --------------   ----------
James F. Bunker.....................       200,000(1)            15.4%             $ 2.625        07/12/08
Carl Muscari........................       387,500(2)            29.8%             $ 2.625        09/09/08
Roger A. Booker.....................         1,428(3)             0.1%             $17.066        01/04/04
                                           120,000(4)             9.2%             $ 2.625        05/27/08
                                            50,000(5)             3.8%             $ 3.125        10/01/08
Robert H. Emery.....................       125,000(4)             9.6%             $ 2.625        05/27/08
                                            50,000(5)             3.8%             $ 3.125        10/01/08
Steven A. Rogers....................           -0-                0.0%                 N/A        05/27/08

---------------

(1) Options to purchase 155,560 shares vested on September 9, 1999. These options were transferred by Mr. Bunker to Windsor Roads Limited Partnership, a family limited partnership of which Mr. Bunker serves as a trustee. The remaining options to purchase 44,440 shares of common stock vest ratably on a monthly basis at the rate of options to purchase 4,444 shares per month through September 9, 2000. The vesting of Mr. Bunker's options will accelerate upon a change in control of our Company.

(2) Mr. Muscari's options vest as follows: Options to purchase 250,000 shares of common stock vest ratably over a three-year period beginning on December 31, 1999. Options to purchase an additional 50,000 shares of common stock vest on September 8, 2004, subject to acceleration if the Company achieves certain established performance criteria. Options to purchase an additional 50,000 shares of common stock vest on September 8, 2004, subject to acceleration if the price of the Company's common stock achieves a set price per share for an agreed period. The remaining options to purchase 37,500 shares of common stock vest ratably over a three-year period beginning on September 8, 2002. The vesting of Mr. Muscari's stock options also will accelerate upon a change in control of our company.

(3) These options vest ratably over a three-year period, annually on the anniversary of the date of grant. The vesting of these stock options will accelerate upon a change in control of our company.

(4) These options vest ratably over a three-year period, annually on December 31, 1999. The vesting of these stock options will accelerate upon a change in control of our company.

(5) These options vest ratably over a three-year period, annually beginning on October 1, 2000. The vesting of these stock options will accelerate upon a change in control of our company.

STOCK OPTION EXERCISES IN 1999

     None of our Named Executive Officers exercised any options in 1999. The following table sets forth the number of shares of common stock underlying unexercised options held by the Named Executive Officers at December 31, 1999 and the aggregate dollar value of in-the-money unexercised options held at December 31, 1999.

AGGREGATED OPTION EXERCISES IN 1999 AND YEAR-END OPTION VALUES

                                                          NUMBER OF                VALUE OF UNEXERCISED
                                                    SECURITIES UNDERLYING              IN-THE-MONEY
                                                   UNEXERCISED OPTIONS AT              OPTIONS/SARS
                                                      DECEMBER 31, 1999            AT DECEMBER 31, 1999
                     NAME                         EXERCISABLE/UNEXERCISABLE    EXERCISABLE/UNEXERCISABLE(1)
                     ----                         -------------------------    ----------------------------
James F. Bunker...............................         199,762/214,285                $47,459/$8,741
Carl Muscari..................................          66,666/320,834               $18,733/$90,154
Roger A. Booker...............................          48,960/188,069               $11,240/$22,480
Robert H. Emery...............................          54,960/197,713               $11,780/$23,417
Steven A. Rogers..............................                     0/0                         $0/$0

---------------

(1) The dollar value of in-the-money, unexercised options at December 31, 1999 was calculated by determining the difference between the fair market value of the common stock underlying the options and the exercise price per share of the options at December 31, 1999.

EXECUTIVE EMPLOYMENT CONTRACTS

     We entered into an Employment and Consulting Agreement with Mr. Bunker as of July 13, 1998. The Agreement was for a one-year term, unless earlier terminated or extended as provided in the Agreement. The Agreement provided that we would pay Mr. Bunker a base salary of $200,000 per year. Under the Agreement, we also granted Mr. Bunker stock options to purchase 14,285 shares of common stock at an exercise price of $38.50 per share, which was the fair market value of the common stock on the date the options were granted. The options are subject to certain vesting requirements. In July 1999, we modified this Agreement. Under the terms of the new modified agreement, Mr. Bunker agreed to remain a full-time employee until four weeks after we hired a President or when mutually agreed by Mr. Bunker and the Company. Mr. Bunker remained a full-time employee, serving as our Chief Executive Officer, until December 29, 1999. The modification also confirmed that the stock options previously granted to Mr. Bunker would continue to vest in accordance with their terms notwithstanding the modification and amendment of the original employment agreement. In the Employment Agreement modification, we also agreed to grant to Mr. Bunker options to purchase an additional 200,000 shares of our common stock. We also have a Confidentiality, Inventions and Noncompetition Agreement with Mr. Bunker.

     As of September 9, 1999, we also entered into an Employment Agreement with Mr. Muscari under which he agrees to serve as our President and Chief Operating Officer for a term of four years. Under the terms of Mr. Muscari's Employment Agreement, we agree to pay him an annual minimum base salary of $188,000 per year, subject to upward adjustment in our Board's discretion. Mr. Muscari is also entitled to receive, as incentive compensation, a bonus equal to thirty percent (30%) of his base salary if we achieve profitability for two consecutive quarters, as reflected in our quarterly or annual reports filed with the Securities and Exchange Commission. Following the date on which we achieve profitability for two consecutive quarters, we are obligated to reach an agreement with Mr. Muscari within 135 days on future annual cash incentive plans which will offer Mr. Muscari equal or greater incentive compensation payments. Mr. Muscari is also entitled to three weeks of vacation, expense reimbursement and to participate in our other benefit and incentive plans for our employees. We have the right to terminate Mr. Muscari for "cause" at any time during the term of the Employment Agreement. For purposes of the agreement, "cause" means the conviction of a felony or crime involving dishonesty or misfeasance that interferes with our business; any conduct that substantially interferes with or damages our business, standing or reputation; a material breach by Mr. Muscari of the Employment Agreement; or a determination by our Board that Mr. Muscari has engaged in illegal conduct. If we terminate Mr. Muscari for any reason other than "cause," we are obligated to pay him one year's annual base salary as severance, plus any bonuses to which he is entitled, payable in a lump sum, to provide him with medical and other benefits for six months, and to give him six months in which to exercise any of his vested stock options. We also are obligated to provide Mr. Muscari with those benefits if he is terminated after a change in control of our company, as that term is defined in his employment agreement. We also agree to indemnify Mr. Muscari against certain liabilities and expenses that he may incur while serving as an officer or director of our company.

     During 1999, Mr. Rogers terminated his relationship as an officer of the Company. Mr. Rogers continues to serve as one of our directors. In connection with Mr. Rogers' departure as an officer, our Employment Agreement with Mr. Rogers was terminated. We also entered into an agreement with Mr. Rogers pursuant to which we agreed to pay him nine months of salary, payable over a period ending in August 2000, and to maintain Mr. Rogers' medical and dental insurance at our expense until the earlier of August 1, 2000 or the date on which he secures other such insurance. We also provided Mr. Rogers with certain releases from claims and liabilities and obtained certain releases from claims and liabilities from Mr. Rogers.

DIRECTOR COMPENSATION

     Through 1999, we reimbursed non-employee directors for expenses incurred in connection with attending Board and committee meetings, but did not pay directors any cash compensation for serving in such capacity. In October 1999, in recognition of certain extraordinary contributions to the Company made by Marc S. Cooper, Compensation Committee of our Board of Directors authorized us to pay Mr. Cooper fifty thousand dollars ($50,000). In the future, starting in March of 2000, the Company intends to pay each director one thousand dollars ($1,000) for each regularly scheduled meeting of the Board that they attend.

     Generally, we compensate our directors for serving in such capacity by granting to them stock options. The Compensation Committee of the Board of Directors meets annually to determine option grants to directors. In September 1999, we granted options to purchase an aggregate of 165,000 shares of common stock under the 1999 Stock Incentive Plan to the persons then serving as our non-employee directors. The options are exercisable for a period of ten years from the date of grant, have an exercise price of $2.625 per share, which was the fair market value of the underlying common stock on the date of grant, and vested fifty percent (50%) on September 9, 1999 and fifty percent (50%) on September 9, 2000. Option grants to non-employee directors during 1999 were as follows: Cacciamani -- 45,000, Cooper -- 60,000, Friedland -- 30,000,
Rogers -- 0 and Snyder -- 30,000. As of December 31, 1999, 82,500 of these options were vested and none had been forfeited.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 24, 2000, by (i) all persons known by us to beneficially own 5% or more of the outstanding shares of common stock,
(ii) each current director, (iii) each of our executive officers, and (iv) all of our current directors and executive officers, as a group. Unless otherwise noted, each stockholder named has sole voting and investment power with respect to such shares, subject to community property laws where applicable.

                                                                       AMOUNT
                                                                   AND NATURE OF
NAME OF BENEFICIAL OWNER                                        BENEFICIAL OWNERSHIP    PERCENT(1)
------------------------                                        --------------------    -----------
5% OR GREATER STOCKHOLDERS(2)
Barry Rubenstein(3).........................................          768,000              8.6%
Seneca Ventures(4)..........................................          468,000              5.3%
Woodland Venture Fund(5)....................................          573,000              6.4%
Woodland Partners(6)........................................          573,000              6.4%
The Marilyn and Barry Rubenstein Family Foundation(7).......          573,000              6.4%
Woodland Services Corp.(8)..................................          573,000              6.4%
DIRECTORS AND EXECUTIVE OFFICERS
Roger A. Booker(9)..........................................           50,357                 *
James F. Bunker(10).........................................          210,320              2.3%
Eugene R. Cacciamani(11)....................................           30,314                 *
Marc S. Cooper(12)..........................................           81,976                 *
Robert H. Emery(13).........................................           64,922                 *
Richard S. Friedland(14)....................................           15,000                 *
Stephen A. LaMarche(15).....................................           20,500                 *
Carl Muscari(16)............................................           66,666                 *
Steven A. Rogers(17)........................................          150,225              1.7%

                                                                       AMOUNT
                                                                   AND NATURE OF
NAME OF BENEFICIAL OWNER                                        BENEFICIAL OWNERSHIP    PERCENT(1)
------------------------                                        --------------------    -----------
Cheryl Snyder(18)...........................................           15,000                 *
All directors and executive officers as a group (9
  persons)(19)..............................................          705,280              7.5%

---------------

  * Less than one percent

     Applicable percentage of ownership as of March 17, 2000 is based on 8,907,970 shares of common stock outstanding. Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission. For each beneficial owner, shares of common stock subject to options or warrants exercisable within 60 days of March 24, 2000 are deemed outstanding.

(1) Information regarding ownership of our securities by 5% or greater stockholders is based on information furnished to us by the holders of such shares in a Schedule 13G, copies of which are also filed by such holders with the Securities and Exchange Commission.

(2) Includes (i) 25,000 shares of our common stock issuable upon the exercise of warrants held by Applewood Associates, L.P., of which Mr. Rubenstein is a general partner, which are exercisable within 60 days of the date of this proxy statement; (ii) 162,000 shares of our common stock held by the Barry Rubenstein Rollover IRA; (iii) 105,000 shares of our common stock owned by Seneca Ventures, of which Mr. Rubenstein is a general partner; (iv) 150,000 shares of our common stock owned by Woodland Venture Fund, of which Mr. Rubenstein is a general partner; (v) 150,000 shares of our common stock owned by Woodland Partners, of which Mr. Rubenstein is a general partner; and (vi) 6,000 shares of our common stock owned by The Marilyn and Barry Rubenstein Family Foundation, of which Mr. Rubenstein is a trustee. Mr. Rubenstein disclaims beneficial ownership of these securities except to the extent of his equity interest therein. Excludes warrants held that are not currently exercisable, and that do not become exercisable within 60 days of the date of this proxy statement.

(3) Includes (i) 162,000 shares of common stock held by the Barry Rubenstein Rollover IRA; (ii) 105,000 shares of our common stock owned by Seneca Ventures, as to which Seneca Ventures has sole power to vote and dispose of such shares; (iii) 150,000 shares of our common stock owned by Woodland Venture Fund; (iv) 150,000 shares of our common stock owned by Woodland Partners; and (v) 6,000 shares of our common stock owned by The Marilyn and Barry Rubenstein Family Foundation. Seneca Ventures disclaims beneficial ownership of these securities except to the extent of its equity interest therein. Excludes warrants held that are not currently exercisable, and that do not become exercisable within 60 days of the date of this proxy statement.

(4) (4) Includes (i) 162,000 shares of common stock held by the Barry Rubenstein Rollover IRA; (ii) 105,000 shares of our common stock owned by Seneca Ventures; (iii) 150,000 shares of our common stock owned by Woodland Venture Fund, as to which Woodland Venture Fund has sole power to vote and dispose of such shares; (iv) 150,000 shares of our common stock owned by Woodland Partners; and (v) 6,000 shares of our common stock owned by The Marilyn and Barry Rubenstein Family Foundation. Woodland Venture Fund disclaims beneficial ownership of these securities except to the extent of its equity interest therein. Excludes warrants held that are not currently exercisable, and that do not become exercisable within 60 days of the date of this proxy statement.

(5) Includes (i) 162,000 shares of common stock held by the Barry Rubenstein Rollover IRA; (ii) 105,000 shares of our common stock owned by Seneca Ventures; (iii) 150,000 shares of our common stock owned by Woodland Venture Fund; (iv) 150,000 shares of our common stock owned by Woodland Partners, as to which Woodland Partners has sole power to vote and dispose of such shares; and (v) 6,000 shares of our common stock owned by The Marilyn and Barry Rubenstein Family Foundation. Woodland Partners disclaims beneficial ownership of these securities except to the extent of its equity interest therein. Excludes warrants held that are not currently exercisable, and that do not become exercisable within 60 days of the date of this proxy statement.

(6) Includes (i) 162,000 shares of common stock held by the Barry Rubenstein Rollover IRA; (ii) 105,000 shares of our common stock owned by Seneca Ventures; (iii) 150,000 shares of our common stock owned by

     Woodland Venture Fund; (iv) 150,000 shares of our common stock owned by Woodland Partners; and (v) 6,000 shares of our common stock owned by The Marilyn and Barry Rubenstein Family Foundation, as to which the Foundation has sole power to vote and dispose of such shares. The Marilyn and Barry Rubenstein Family Foundation disclaims beneficial ownership of these securities except to the extent of its equity interest therein. Excludes warrants held that are not currently exercisable, and that do not become exercisable within 60 days of the date of this proxy statement.

(7) Includes (i) 162,000 shares of common stock held by the Barry Rubenstein Rollover IRA; (ii) 105,000 shares of our common stock owned by Seneca Ventures; (iii) 150,000 shares of our common stock owned by Woodland Venture Fund; (iv) 150,000 shares of our common stock owned by Woodland Partners; and (v) 6,000 shares of our common stock owned by The Marilyn and Barry Rubenstein Family Foundation. Woodland Services Corp. disclaims beneficial ownership of these securities except to the extent of its equity interest therein. Excludes warrants held that are not currently exercisable, and that do not become exercisable within 60 days of the date of this proxy statement.

(8) The address of Mr. Booker is c/o Video Network Communications, Inc., 50 International Drive, Portsmouth, New Hampshire 03801. Includes 48,960 shares of common stock issuable upon exercise of options.

(9) The address of Mr. Bunker is c/o Video Network Communications, Inc., 50 International Drive, Portsmouth, New Hampshire 03801. Includes 199,762 shares of common stock that may be acquired upon exercise of outstanding options.

(10) The address of Dr. Cacciamani is c/o Video Network Communications, Inc., 50 International Drive, Portsmouth, New Hampshire 03801. Includes 27,489 shares of common stock issuable upon exercise of options.

(11) The address of Mr. Cooper is c/o Video Network Communications, Inc., 50 International Drive, Portsmouth, New Hampshire 03801. Includes 25,714 shares and 17,857 shares of common stock that may be acquired upon exercise of options held by Barington Capital Group, L.P. ("Barington") that are currently exercisable. Also includes 31,418 shares of common stock issuable upon the exercise of options held by Mr. Cooper that are currently exercisable. We granted Barington an option to purchase 25,714 shares of our common stock in connection with our initial public offering in April 1997 and an option to purchase 17,857 shares of our common stock in December 1997 as compensation for investment banking services. The latter option vests over two years. Mr. Cooper was the Vice Chairman of Barington. Mr. Cooper also is a stockholder in LNA Capital Corp., the corporate general partner of Barington. Includes options to acquire 3,857 shares of common stock which Cross Connect, L.L.C. has the right to acquire from Barington under certain conditions. Cross Connect, L.L.C. is not affiliated with Barington or Mr. Cooper, and Mr. Cooper disclaims beneficial ownership of the 3,857 shares of common stock that may be acquired upon exercise of such options.

(12) The address of Mr. Emery is c/o Video Network Communications, Inc., 50 International Drive, Portsmouth, New Hampshire 03801. Includes 833 shares of common stock issuable upon exercise of warrants and 54,960 shares of common stock issuable upon exercise of options.

(13) The address of Mr. Friedland is c/o Video Network Communications, Inc., 50 International Drive, Portsmouth, New Hampshire 03801. Consists of 15,000 shares of common stock issuable upon exercise of options.

(14) The address of Mr. LaMarche is c/o Video Network Communications, Inc., 50 International Drive, Portsmouth, New Hampshire 03801. Consists of 20,500 shares of common stock issuable upon exercise of options.

(15) The address of Mr. Muscari is c/o Video Network Communications, Inc., 50 International Drive, Portsmouth, New Hampshire 03801. Consists of 66,666 shares of common stock issuable upon exercise of options.

(16) The address of Mr. Rogers is c/o Video Network Communications, Inc., 50 International Drive, Portsmouth, New Hampshire 03801. All of the shares of common stock owned by Mr. Rogers are pledged to Merrill

     Lynch Credit Corporation to secure certain obligations. Includes 2,380 shares of common stock issuable upon exercise of warrants and 15,000 shares of common stock issuable upon exercise of options.

(17) The address of Ms. Snyder is c/o Video Network Communications, Inc., 50 International Drive, Portsmouth, New Hampshire 03801. Consists of 15,000 shares of common stock issuable upon exercise of options.

(18) Includes 538,326 shares of common stock issuable to executive officers and directors upon exercise of options and 3,213 shares of common stock issuable to executive officers and directors upon exercise of outstanding warrants.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATED PARTY LOANS

     The following is a description of loan transactions of $60,000 or more between Video Network Communications and its directors, executive officers and 5% or greater stockholders (or members of their families) during 1998 or 1999.

     On January 8, 1999, a limited partnership controlled by Mr. Bunker made a loan to us to permit us to continue operations. The principal amount of the loan made by Mr. Bunker was $100,000. The principal amount of the loan was converted into units in our February 1999 private placement of units consisting of promissory notes and shares of common stock. The purchase of securities made by Mr. Bunker in the February 1999 private placement was made on the same terms and conditions as unaffiliated third parties purchasing units in the offering, except that Mr. Bunker received 3,571 shares of common stock and unaffiliated investors investing a comparable amount of money received 5,714 shares of common stock. We used a portion of the net proceeds from our June 1999 public offering of units to repay in full the notes issued in the February 1999 private placement, including the note held by Mr. Bunker.

     Mr. Bunker voluntarily deferred the payment of his salary from November 9, 1998, through the date on which our June 1999 public offering of units, consisting of three shares of common stock and two redeemable common stock purchasing warrants closed. Mr. Bunker's deferred salary has been repaid in full.

     In February 1999, we completed a private placement of 28.5 units of unsecured promissory notes with a principal amount of $2,850,000 and 160,701 shares of common stock, from which we received net proceeds of approximately $2,393,000. The notes accrued interest at 10% per year. The principal and accrued interest on the notes were payable at the earlier of 1) February 2000,
2) the closing date of the Company's then proposed public offering, or 3) one of several specified events. Two principal officers of the Company, Mr. Bunker and Mr. Emery, invested $100,000 and $25,000 in units, respectively, and were issued unsecured promissory notes for $100,000 and $25,000 principal amount, respectively, and shares of our common stock. These notes were paid in full at the closing of our Company's public offering of units in June 1999.

EQUITY TRANSACTIONS

     The following is a description of equity transactions between us and our directors, executive officers and 5% or greater stockholders (or members of their families) during 1998 or 1999.

Barington Capital Group, L.P.

     We have agreed to use our best efforts (including the solicitation of proxies, if necessary) to elect one designee of Barington to the Board of Directors until April 8, 2002. Mr. Cooper has served as a director since April 1997 and was elected pursuant to this agreement. Mr. Cooper currently is a member of the Audit Committee of the Board of Directors.

     In July 1998, we issued $3,125,000 aggregate principal amount of convertible debentures in a private placement. Directors and executive officers purchased an aggregate of $315,000 aggregate original principal amount of convertible debentures. The purchasers included Mr. Cooper, who purchased $25,000 original principal amount of convertible debentures. In addition, other principals and employees of Barington purchased in the aggregate $135,000 original principal amount of convertible debentures. The convertible debentures automatically converted to common stock in June 1999 upon the completion of the our public offering of units at a conversion price of $3.75 per share of common stock.

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

     It was a condition precedent to the consummation of the February 1999 private placement, that we enter into an agreement with the holders of the convertible debentures, including the directors and executive officers indicated above, amending certain terms of those securities. In the letter agreements, each of the holders of the convertible debentures agreed that: (i) it would not exercise its right to convert the convertible debentures to common stock until the date on which a public or private equity financing with gross proceeds to us of not less than $8 million (a "qualified financing") is completed; (ii) upon the closing of a qualified financing, the principal amount of and accrued and unpaid interest on the convertible debentures will automatically convert into the securities issued in the qualified financing at a conversion price equal to the lesser of (A) $2.50 per share, or (B) 75% of the price at which the securities are sold in the qualified financing and that the anti-dilution provisions of the convertible debentures would be inapplicable to the conversion; and (iii) it waived any default by us with respect to our obligation to register or maintain the effectiveness of a registration statement for the shares of common stock issuable upon conversion of the convertible debentures. The holders of the convertible debentures also agreed to hold the shares of common stock issued upon conversion of the convertible debentures for at least 12 months following the effective date of our registration statement that relates to the qualified financing. We agreed to include the shares of common stock issuable upon conversion of the convertible debentures in the registration statement filed with the SEC relating to the qualified financing. The convertible debentures automatically converted to common stock in June 1999 immediately following the closing of our public offering of units at a conversion price of $3.75 per share of common stock .

Private Placement of Units.

     In February 1999, we completed a private placement of 28.5 units of unsecured promissory notes with a principal amount of $2,850,000 and 160,701 shares of common stock, from which we received net proceeds of approximately $2,393,000. The notes accrued interest at 10% per year. The principal and accrued interest were payable at the earlier of 1) February 2000, 2) the closing date of a proposed public offering of securities, or 3) one of several specified events. Two principal officers of the Company, Mr. Bunker and Mr. Emery, invested $100,000 and $25,000 in units, respectively, and were issued unsecured promissory notes for $100,000 and $25,000 principal amount, respectively, and 3,571 and 1,428 shares of our common stock. The notes were repaid in full at the closing of our public offering of units in June 1999.

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

Strategic Partnership.

     On December 31, 1999, the Company entered into an Agreement with b2bvideo.com, Corp., a high technology startup company that intends to provide aggregated business video content to the business market. The Agreement was to become effective that day after the closing of b2bvideo.com's proposed private placement of Series A Preferred Stock in the first quarter of 2000. The Agreement provides that VNCI receive an equity position in b2bvideo.com in exchange for favorable purchase terms and conditions regarding technical support and equipment provided to b2bvideo.com by VNCI. B2bvideo.com's private placement closed on March 14, 2000. VNCI received one million shares of common stock, equivalent to an ownership percentage of approximately fourteen and one half percent (14.5%) on a fully diluted basis on the closing date assuming conversion of all Series A Preferred Stock. Mr. James F. Bunker, Chairman of the Board of VNCI and a director of b2bvideo.com participated in the private placement purchasing less than one percent of the total offering. Ms. Cheryl Snyder, CEO of b2bvideo.com, is a director of VNCI.

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

     4.10 Form of Senior Note issued to Sanmina Corporation by the Registrant with a principal amount of $4,300,000 (Incorporated by reference to Exhibit 4.10 forming a part of the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1998 (the "1998 Form 10-KSB")).

     4.11 Form of Note issued to Shaw Pittman Potts & Trowbridge by the Registrant with a principal amount of $375,000 (Incorporated by reference to Exhibit 4.11 forming a part of the 1998 Form 10-KSB).

     4.12 Form of Warrant for the purchase of 275,000 shares of common stock issued to Sanmina Corporation (Incorporated by reference to Exhibit
             4.12 forming a part of the 1998 Form 10-KSB).

      4.13 Form of Warrant for the purchase of 40,000 shares of common stock issued to Shaw Pittman Potts & Trowbridge (Incorporated by reference to Exhibit 4.13 forming a part of the 1998 Form 10-KSB).

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

     10.9 Strategic Alliance and Marketing Agreement between the Registrant and Unisys Corporation, dated October 22, 1998 (Incorporated by reference to Exhibit 10.9 forming a part of the 1998 Form 10-KSB).

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

     10.15 Letter Agreement, dated January 12, 1999, between the Registrant and Sanmina Corporation (Incorporated by Reference to Exhibit 10.15 forming a part of the 1998 Form 10-KSB)).

     10.16 Letter Agreement, dated January 21, 1999, between the Registrant and Shaw Pittman Potts & Trowbridge (Incorporated by reference to
             Exhibit 10.16 forming a part of the 1998 Form 10-KSB).

     10.17 Form of Letter Agreement between the Registrant and the holders of the Series B 5% Convertible Cumulative Preferred Stock (Incorporated by reference to Exhibit 10.17 forming a part of the 1998 Form 10-KSB).

     10.18 Form of Letter Agreement between the Registrant and the holders of 5% Convertible Debentures due 2003 (Incorporated by reference to
             Exhibit 10.18 forming a part of the 1998 Form 10-KSB).

     10.19+ Amendment to Employment and Consulting Agreement dated September 9,
            1999, between the Registrant and James F. Bunker.

     11+    Statement re: computation of per share earnings.

     21+    Subsidiaries of the Registrant.

     23+    Consent of PricewaterhouseCoopers LLP.
---------------

*  Management contract or compensatory plan or arrangement.

+  Filed Herewith.

(b) Reports on Form 8-K:

     None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

Date: March 30, 2000

                                          VIDEO NETWORK COMMUNICATIONS, INC.
                                          (Registrant)

                                                     /s/ CARL MUSCARI
                                          By:
                                          --------------------------------------

                                                        Carl Muscari
                                               President and Chief Executive
                                                           Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

                 SIGNATURES                                   TITLE                        DATE
                 ----------                                   -----                        ----
              /s/ CARL MUSCARI                 President and Chief Executive        March 30, 2000
---------------------------------------------  Officer
                Carl Muscari

             /s/ ROBERT H. EMERY               Vice President of Administration     March 30, 2000
---------------------------------------------  and Finance and Secretary
               Robert H. Emery

                                               Chairman of the Board of Directors   March 30, 2000
---------------------------------------------
               James F. Bunker

          /s/ EUGENE R. CACCIAMANI             Director                             March 30, 2000
---------------------------------------------
            Eugene R. Cacciamani

             /s/ MARC S. COOPER                Director                             March 30, 2000
---------------------------------------------
               Marc S. Cooper

          /s/ RICHARD S. FRIEDLAND             Director                             March 30, 2000
---------------------------------------------
            Richard S. Friedland

            /s/ STEVEN A. ROGERS               Director                             March 30, 2000
---------------------------------------------
              Steven A. Rogers

              /s/ CHERYL SNYDER                Director                             March 30, 2000
---------------------------------------------
                Cheryl Snyder