Form 10QSB
period 2000-03-31
VIDEO NETWORK COMMUNICATIONS INC
filed 2000-05-15
CIK 944310

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB



(Mark One)

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2000

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _________ to ____________

Commission file number 000-22235
                       ---------

                       Video Network Communications, Inc.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

             Delaware                           54-1707962
             --------                           ----------
           (State or Other                        (I.R.S.
          Jurisdiction of                        Employer
           Incorporation or                   Identification
           Organization)                           No.)

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

       Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__ No_____

APPLICATION ONLY TO CORPORATE ISSUERS

       State the number of shares outstanding of each of the issuer's classes of common equity, as of May 12, 2000: 8,907,970


Transitional Small Business Disclosure Format (check one):

   Yes   _____                                              No  __X__

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       VIDEO NETWORK COMMUNICATIONS, INC.

                                 BALANCE SHEETS

                                                               ASSETS

                                                                                            March 31,        December 31,
                                                                                              2000               1999
                                                                                           ------------      ------------
                                                                                           (Unaudited)
Current assets:
Cash and cash equivalents                                                                  $  1,848,455      $  2,594,529
Accounts receivable                                                                             678,155           376,580
Inventory - net                                                                               4,534,449         4,913,115
Other current assets                                                                             89,213           107,379
                                                                                           ------------      ------------

Total current assets                                                                          7,150,272        7,991,603

Property and equipment - net                                                                  1,134,704         1,304,785
Trademarks and patents - net                                                                    256,404           234,343
Other assets                                                                                     68,309            68,309
                                                                                           ------------      ------------

                                                                                           $  8,609,689      $  9,599,040
                                                                                           ============      ============

                                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Notes payable                                                                              $     20,000      $     20,000
Accounts payable                                                                                282,498           462,065
Deferred revenue                                                                              1,015,263            28,068
Accrued liabilities                                                                             695,721           858,785
Current portion of long term debt                                                             1,813,693         1,685,536
Obligations under capital lease, current portion                                                  7,798             7,798
                                                                                           ------------      ------------

Total current liabilities                                                                     3,834,973         3,062,252

Obligations under capital lease                                                                  34,908            37,890
Long term debt                                                                                1,602,617         1,717,805

Commitments

Stockholders' equity:


Common stock, par value $.01, 30,000,000 shares authorized; 8,907,970 an 8,812,141 and
outstanding at March 31, 2000 and December 31, 1999, respectively                                89,080            88,121

Additional paid-in capital                                                                   57,443,923        57,170,884

Accumulated deficit                                                                         (54,395,812)      (52,477,912)
                                                                                           ------------      ------------

Total stockholders' equity                                                                    3,137,191         4,781,093
                                                                                           ------------      ------------

                                                                                           $  8,609,689      $  9,599,040
                                                                                           ============      ============

   The accompanying notes are an integral part of these financial statements.

                       VIDEO NETWORK COMMUNICATIONS, INC.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                              For the three months ended
                                                                                       March 31,

                                                                                2000             1999
                                                                            -----------      -----------
                          Revenues:
                             Products                                       $   643,046      $   655,457
                             Services                                            10,324                -
                                                                            -----------      -----------
                                                                                653,370          655,457
                                                                            -----------      -----------

                          Cost of sales:
                             Products                                           524,631          368,702
                             Services                                             3,097                -
                                                                            -----------      -----------
                                                                                527,728          368,702
                                                                            -----------      -----------

                          Gross margin                                          125,642          286,755
                                                                            -----------      -----------

                          Operating expenses:
                                 Research and development                       940,353        1,017,206
                                 Selling, general and administrative          1,049,564        1,223,591
                                                                            -----------      -----------

                                           Total operating expenses           1,989,917        2,240,797
                                                                            -----------      -----------

                          Loss from operations                               (1,864,275)      (1,954,042)
                          Interest (income) expense, net                         53,625          460,577
                                                                            -----------      -----------


                          Net loss                                           (1,917,900)      (2,414,619)
                                                                            -----------      -----------
                          Cumulative Series B dividend                                -          (14,375)
                                                                            -----------      -----------
                          Net loss attributable to common stockholders      $(1,917,900)     $(2,428,994)
                                                                            ===========      ===========


                          Net loss per common share - basic and diluted     $     (0.22)     $     (2.65)
                                                                            ===========      ===========


                          Weighted average shares outstanding - basic
                                and diluted                                   8,848,263          916,568
                                                                            ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                       VIDEO NETWORK COMMUNICATIONS, INC.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                      Three months ended March 31,
                                                                                         2000              1999
                                                                                      -----------      -----------
Cash flows from operating activities:
    Net loss                                                                          $(1,917,900)     $(2,414,619)
    Adjustments to reconcile net loss to net cash
             used in operating activities:
     Depreciation                                                                         186,624          290,141
     Amortization                                                                           4,834            3,757
     Interest expense related to issuance of warrants                                      12,969           10,776
     Interest accrued on debentures                                                             -           40,776
     Amortization of debt discount                                                              -          198,360
     Amortization of debt issuance costs                                                        -           67,058
     Non-cash compensation expense                                                         22,446          140,922
     Reserve for obsolescence                                                             100,000                -

     Changes in operating assets and liabilities:
         Accounts receivable                                                             (301,575)        (411,769)
         Other current assets                                                              18,166           19,088
         Inventory                                                                        278,666          232,039
         Trademarks and patents                                                           (26,895)          (3,880)
         Accounts payable                                                                (179,567)         (81,838)
         Deferred revenue                                                                 987,195                -
         Accrued liabilities                                                             (163,064)         181,023
                                                                                      -----------      -----------


                         Net cash used in operating activities                           (978,101)      (1,728,166)
                                                                                      -----------      -----------

Cash flows from investing activities:
    Proceeds from sale of property and equipment                                                -           80,580
    Purchase of property and equipment                                                    (16,543)               -
                                                                                      -----------      -----------

                         Net cash (used in) provided by investing activities              (16,543)          80,580
                                                                                      -----------      -----------

Cash flows from financing activities:
    Proceeds from the exercise of stock options                                           251,552                -
    Net proceeds from the issuance of unsecured promissory notes and common stock               -        2,392,851
    Repayment of notes payable                                                                  -          (42,262)
    Repayment of long term debt                                                                 -          (25,000)
    Proceeds from the issuance of notes payable to related parties                              -           36,000
    Principal payments on capital leases                                                   (2,982)         (82,186)
                                                                                      -----------      -----------

                         Net cash provided by financing activities                        248,570        2,279,403
                                                                                      -----------      -----------

Net (decrease) increase in cash and cash equivalents                                    (746,074)         631,817


Cash and cash equivalents, at beginning of period                                       2,594,529            8,532
                                                                                      -----------      -----------

Cash and cash equivalents, at end of period                                           $ 1,848,455      $   640,349
                                                                                      ===========      ===========

Supplemental disclosure of non-cash investing and financing activities: See Note 6.


   The accompanying notes are an integral part of these financial statements.

                       VIDEO NETWORK COMMUNICATIONS, INC.

                          Notes To Financial Statements
                                   (Unaudited)



1.       Basis of Presentation

The accompanying unaudited financial statements of Video Network Communications, Inc. (the "Company") as of March 31, 2000 and for the three months ended March 31, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such financial statements contain all adjustments consisting only of normal recurring entries, necessary to present fairly the financial position of the Company as of March 31, 2000 and the results of operations for the three months ended March 31, 2000 and 1999. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended and as of December 31, 1999 included in the Video Network Communications, Inc. Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Certain prior year items have been reclassified to conform to the current period's format. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the entire year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

To date, the Company has not generated substantial revenues from the sale of its products and services. The Company recognized $2,365,000 in revenues during the year 1999, and recognized $653,000 in revenues during the three months ended March 31, 2000. The Company has suffered recurring losses from operations, has recurring negative cash flow from operations and had an accumulated deficit of $54,396,000 at March 31, 2000 that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has required substantial funding through debt and equity financings since its inception to complete its development plans and commence full-scale operations.

The Company requires additional cash to fund operations. At March 31, 2000, the Company had approximately $1,848,000 in cash. We expect to generate revenues from operations during the next twelve months. However, we believe that these additional revenues together with our existing cash may not be sufficient to fund our operations for that period. Accordingly, we anticipate that we may require additional financing to fund our operations. We have begun discussions with some potential financial investors and strategic partners and we are seeking to complete a private financing in the near future. We intend to continue to fund our operations with our existing cash and with cash generated from customer payments on outstanding accounts receivable until we complete an additional financing. However, the timing and amount of customer payments is uncertain. Our ability to complete a financing, the timing of the financing and its terms are subject to a number of conditions, including market conditions, some of which are beyond our control. There can be no assurance that we will be able to secure financing or, if obtained, the timing or the terms of any such financing. If we do not secure additional financing when needed, we may be forced to consider alternative methods of maximizing stockholder value, which could include a sale of the Company, asset sales, workout alternatives or bankruptcy.

2.       Net Loss Per Share

The Company computes basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share". Net loss per common share is based on the weighted average number of common shares and dilutive common share equivalents outstanding during the periods presented. Basic earnings (loss) per share are calculated by dividing net income (loss) by the weighted average shares outstanding. Diluted earnings (loss) per share reflect the dilutive effect of stock options and warrants, and are presented only if the effect is dilutive. As the Company incurred losses for all periods, there is no difference between basic and diluted earnings per share. Had options and warrants been included in the computation, shares for the diluted computation would have increased by 7,634,339 and 1,314,381 as of March 31, 2000 and 1999, respectively.

3.       Income taxes

The Company did not record a provision for income taxes for the three months ended March 31, 2000 and 1999 since the Company had net operating losses during each of those periods. The Company recorded a full valuation allowance against the net deferred tax asset generated primarily from its net operating loss carryforwards.

4.       Inventory

     Inventory consisted of the following at:


                    March 31,     December 31,
                      2000           1999
                   ----------     ----------
                   (Unaudited)
Raw Materials      $3,673,344     $4,355,895
Finished Goods        861,105        557,220
                   ----------     ----------
                   $4,534,449     $4,913,115
                   ==========     ==========

5.  Debt

SANMINA NOTE

      In January 1999, the Company converted accounts payable to Sanmina Corporation of $4,300,000, of which $1,100,000 represented the value of inventory and materials located at a subcontract manufacturer, to a $4,300,000 three-year term note accruing interest at 7% per year. In accordance with the terms of the note, the Company paid Sanmina $1,100,000 in principal on the note in June 1999 and Sanmina transferred to the Company the title to the inventory and materials located at a Sanmina subcontractor. The note required interest-only payments during the first year of the note, payable semi-annually, in arrears, beginning in July 1999. The Company made the first of the required interest payments, in the third quarter of 1999. After the first year, the Company is required to amortize and to pay the remaining principal balance and interest in equal monthly installments over the remaining life of the note.

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

      In January 2000, the Company did not make the scheduled interest payment on its long-term debt held by Sanmina as required by the terms of the note. In addition, the Company has not made any of the required monthly payments of principal and interest on the note, which were required to be paid beginning in February 2000. The Company is in the process of renegotiating the terms of the note. However, to date, the Company has not reached agreement with Sanmina regarding any such re-negotiation and there can be no assurance that any restructured debt arrangement will be reached. If the Company is unable to re-negotiate the terms of the note, it could have a material adverse effect on financial condition, results of operations, and cash flows of the Company.

LEGAL COUNSEL NOTE

       In January 1999, the Company also converted $375,000 of outstanding accounts payable to legal counsel to a two-year term loan accruing interest at 7% per year. In accordance with the terms of the note governing the term loan, the Company has paid $75,000 of the principal during 1999. Under the terms of the loan, the Company is obligated to make two semi-annual interest-only payments commencing in July 1999 and February 2000. The first of the required interest payments was made in the third quarter of 1999. The note also requires the Company to repay the remaining principal balance and interest accrued on the note in twelve equal monthly payments beginning in February 2000.

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

      In January 2000, the Company did not make the scheduled interest payment on its long-term debt held by its legal counsel, as required by the term of the note. Subsequent to the end of the first quarter of 2000 the Company made a principal and interest payment but has not brought the note current and is in the process of re-negotiating the terms of the note. However, to date, the Company has not reached agreement with its legal counsel regarding any such re-negotiation and there can be no assurance that any restructured debt arrangement will be reached. If the Company is unable to re-negotiate the terms of the note, it could have a material adverse effect on financial condition, results of operations, and cash flows of the Company.

6.  Non-cash Transactions

The following non-cash transactions occurred in the periods indicated:

                                                             Three months ended March 31,
                                                                          2000          1999
                                                                      -----------   -----------
                                                                      (Unaudited)   (Unaudited)
      Dividend on preferred stock                                     $       -     $   14,375
      Accounts payable transferred to long term debt                          -      3,575,000
      Common stock issued with private placement                              -      1,305,000
      Warrants issued with long term debt                                     -        146,342
      Advanced payment financed with long term debt                           -      1,100,000
      Prepaid equity financing costs financed in accounts payable             -        255,917
      Reduction in accrued liabilities due to sale of assets                  -        181,678
      Cost of fixed assets sold - net                                         -        262,258
      Debt issuance costs related to unsecured promissory notes               -        429,138
      Costs related to issuing common stock with unit financing               -         28,011

7.  Investments

      On December 31, 1999, the Company entered into an Agreement with B2B Video Network, Corp. (formerly b2bvideo.com, Corp.), a high technology startup company that intends to provide aggregated business video content to the business market. The Agreement became effective the day after the closing of B2B Video Network's private placement of Series A Preferred Stock which closed on March 14, 2000. The Agreement provides that VNCI receive an equity position in B2B Video Network in exchange for favorable purchase terms and conditions regarding technical support and equipment provided to B2B Video Network by VNCI. VNCI received one million shares of common stock, equivalent to an ownership percentage of approximately fourteen and one half percent (14.5%) on a fully diluted basis on the closing date assuming conversion of all Series A Preferred Stock. Mr. James F. Bunker, Chairman of the Board of VNCI and a director of B2B Video Network, participated in the private placement purchasing less than one percent of the total offering. Ms. Cheryl Snyder, CEO of B2B Video Network, is a director of VNCI. The Company is using the cost method to account for this investment and has elected to value the investment at zero as there was no tangible consideration given for the investment.

8.  New Accounting Pronouncements

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," as amended by SAB No. 101A, which is effective no later than the quarter ending June 30, 2000. SAB No. 101 clarifies the Securities and Exchange Commission's views regarding the recognition of revenue. The Company will adopt SAB No. 101 in the second quarter of 2000. The Company does not expect the application of SAB No. 101 to have a material impact on the Company's financial position or results of operations.

      In March 2000, the Financial Accounting Standard Board issued FASB Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25." FIN No. 44 primarily clarifies (a) the definition of an employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of previously fixed stock options or awards, (d) and the accounting for an exchange of stock compensation awards in a business combination. FIN
No. 44 is effective July 1, 2000, but certain conclusions in FIN No. 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN No. 44 to have a material impact on the Company's financial position or results of operations.

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

OVERVIEW

      We design, develop, manufacture, market and sell real-time video network systems that operate using our proprietary video switch over existing telephone lines without interfering with normal telephone system functionality. With our video systems users can retrieve stored video from a video server and view video "on demand," broadcast video to users throughout the video intranet and participate in interpersonal video communications. Our video network systems offer television quality video applications within the video intranet so that voice and video are completely matched, and also enable video delivery and interpersonal communications to users outside of the video intranet via the wide area network (WAN). We believe that users need an effective video network solution, and that VNCI video network solutions offer businesses a high quality, comprehensive and powerful means to deliver video over the "last mile of the information superhighway."

      We are a relatively new company offering a new technology product. We first introduced our technology and initial products in late 1998 and our products first demonstrated commercial readiness during the first half of 1999. The price for our typical 30-user video network system is approximately $132,250 including installation. We believe that we have shown revenue and sales growth over the past year despite limited sales and marketing resources and our unstable financial condition during the period. However, we believe that in order for our company to be successful, we will need to achieve a significantly higher level of sales in a relatively short time, which may require substantially higher sales and marketing expenditures in the future. At this time, we do not have the financial resources to expend on the level of sales and marketing that may be required to achieve this growth and we are not certain when or whether we will be able to attain those resources.

      We reported revenues of $653,000 for the quarter ended March 31, 2000, a decrease of $2,000, when compared with revenues reported for the first quarter of 1999. Our operating expenses for the quarter ended March 31, 2000 of $1,990,000 were approximately $251,000 lower than operating expenses incurred in the fourth quarter of 1999. At this stage of development it is difficult for us to predict with accuracy the level of our sales in a future periods, or when our marketing initiatives will result in sales. Each sale of our equipment continues to account for a significant portion of our revenues. Accordingly, we expect to continue to experience significant, material fluctuations in our revenues on a quarterly basis for the foreseeable future.

      To date, our sales cycle has been relatively long and we expect that, for new customers, this will continue for the foreseeable future. We are experiencing repeat orders from some customers and we anticipate that repeat orders will be an important component of our future sales. It takes substantial time for us to establish relationships with new resellers and potential end-user customers. In the case of new resellers, we also have to train their sales forces about our product.

      In addition, our video network system is a new technology product. Video is still a relatively new tool for businesses and is not widely used in e-commerce. Further, many prospective customers have invested in or used video conferencing systems and have been disappointed with the voice and video that most existing systems offer. For most of our potential end-user customers, our video network system requires a substantial capital investment. Accordingly, we have found that we need to educate our resellers and prospective end-user customers about the benefits to business from investing in our video network systems. We often need to overcome performance-related concerns about video that our customers may have.

      For all of these reasons, we believe that it takes new end-user customers at least several months to decide to purchase our video network systems. We expect our sales cycle will decrease as we establish customer reference accounts, create greater brand name recognition of our video network systems and have more established relationships with resellers. We also believe that our investments in marketing and advertising our video network systems will increase sales and revenues.

      Although we distribute and sell our products primarily through resellers, we typically ship our video systems directly to end-user customers and install them at the customers' locations. Our video network systems' technology is new and the purchase of our systems requires a significant capital investment. Generally, our policy is to permit new prospective end-user customers to evaluate our video network systems for 30 to 45 days. After that period, we generally require customers to pay for systems in full within 30 days, or to return the product. In some cases, especially with international customers, we require a down payment at the time an order is placed.

      As part of our sales and marketing ramp-up, we have engaged highly reputable public relations and marketing communications firms. We have retained these firms to advertise our video network products to the business community in an effort to familiarize them with our products and their capabilities. These firms will market our video network system to targeted markets including: education, the financial services industry, medical facilities, legal, and government markets. We believe that our video networks offer unique, cost-effective benefits and provide an alternative method of providing training and educational opportunities for these critical targeted markets. In parallel with these efforts, our management is aggressively recruiting experienced sales and marketing talent, and continuing to evaluate and develop the effectiveness of its existing direct sales and reseller organizations. Stephen A. LaMarche joined the Company in January 2000 as our Vice President Sales and Marketing.

      We also believe that partnering with the right strategic partner(s) would help our video network systems achieve greater industry presence and gain recognition among potential business customers, which we believe could contribute significantly to our business strategy. We continue exploratory discussions with systems integrators, Internet content providers and others in the telephone systems and services industry regarding strategic relationships to jointly deliver video to the business desktop. These discussions are preliminary so we cannot predict whether we will be successful in our efforts to form strategic alliances or, if we form those alliances, whether the alliances will contribute to our success. However, we believe that these strategic joint ventures would be an excellent means for us to access an existing business customer base that seeks a cost effective video solution and, thus, could provide the best opportunity for us to successfully market and advertise our video network solutions.

     For the remainder of 2000, we intend to focus on selling and marketing our video network solutions and continuing product development to meet customer demands for new functionality and to lower the cost of our systems. Specifically, our goals are to: (i) develop new strategic partnerships committed to marketing our video network system as the video solution of choice to business users; (ii) use our current strategic and reseller arrangements to increase sales of our systems and create brand name recognition of our product,
(iii) significantly enhance our marketing and public relations programs to create better awareness of our products among customers, industry analysts and financial analysts, (iv) develop our direct sales; and (v) continue engineering our video network system to refine and improve its functionality to meet new customer requirements and to lower our costs and the price of our system through improved design. Our ability to meet these objectives is subject to a number of risks and uncertainties, including our ability to develop new strategic relationships with significant potential resellers, our ability to sell and market our product and develop market awareness of our video network system and our ability to obtain financing when required. We cannot assure you that we will be able to meet these objectives. We plan to continue to subcontract all major manufacturing and production activities for the foreseeable future, but we will continue to retain test and quality assurance functions until all subcontractors are certified with respect to quality.

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

      We have evaluated the impact of the Y2K issue on our operations. We believe that the VidPhone system is not susceptible to Y2K problems because the VidPhone system does not contain an internal clock. We also have evaluated whether equipment and software that we use or that is embedded in the VidPhone system is Y2K compliant. Through May 15, 2000, we had not experienced any Y2K related issues with the VidPhone system. If, however, the equipment or software currently used or produced by us proves to be susceptible to the Y2K issue, we may incur significant costs to modify, re-program or replace the effected equipment or software in the future

      As of May 15, 2000, we had not experienced any Y2K-related issues with any of our major suppliers. Future Y2K-related failure of any of our significant supplier's systems could result in our inability to supply products to our customers and adversely effect our financial condition, operating results and cash flow.

      We do not expect our potential customers to reduce their capital expenditure budgets or to defer purchases of the VidPhone system because of concern about potential Y2K issues. We do not believe that the existence of Y2K issues with respect to other technologies will materially adversely effect sales of VidPhone systems.

      Our assessment of the impact of Y2K on our operations is based on current facts. Accordingly, we cannot assure you that there will not be interruptions or other limitations of financial and operation systems functionality or that we will not incur greater costs than projected to avoid such interruptions. Our expectations about future costs associated with the Y2K issue are subject to certain uncertainties that could cause actual results to have a greater financial impact than currently anticipated. Factors that could influence the amount and timing of future costs include our success in identifying Y2K issues, the costs of remediation or avoidance, the costs of assessing third-party compliance and its impact on our operations, and other factors. Costs incurred to-date have been insignificant. The forward-looking statements discussed in this section regarding Y2K compliance involve a number of risks and uncertainties, including those described above, and general economic conditions, the competitive environment in which we operate, and other risks and uncertainties identified elsewhere in this Form 10-KSB.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999

      Revenues. We recognized $653,000 in revenues during the three months ended March 31, 2000 compared to $655,000 in the comparable period in 1999, representing a decrease of approximately $2,000. The revenues recognized in 2000 relate primarily to shipments of VidPhone systems shipped to and accepted by two end-user customers in the first three months of 2000.

      Cost of sales. Cost of sales for the three months ended March 31, 2000 was $528,000. This represents an increase of $159,000 over the $369,000 recorded in the comparable period in 1999. Cost of sales as a percentage of sales was approximately 81% and 56% in the periods ending March 31, 2000 and 1999, respectively. Included in the cost of sales in the first quarter of 2000 was a $100,000 charge related to the increase in the inventory obsolescence reserve. There was no similar charge against in the first quarter of 1999.

      Gross Margin on Sales. Gross margin on sales was approximately $126,000, or 19%, for the period ending March 31, 2000 compared to gross margin of $287,000, or 44%, for the comparable period in 1999. The gross margin in the first quarters of 2000 and 1999, exclusive of the effects of the obsolescence and warranty reserves, were 37% and 50%, respectively. The remaining reduction in the gross margin is attributable to increased discounts offered to a new customer.

      Research and Development. Research and development costs decreased to $940,000 in the three months ended March 31, 2000, compared to $1,017,000in the first quarter of 1999, a decrease of $77,000, or 8%. Approximately $128,000 of the reduction resulted from reduced staffing costs as overall staffing in the research and development departments and the use of contract labor was reduced. Depreciation charged to research and development decreased $66,000, and service department allocations decreased $92,000 from the first quarter of 1999 to the comparable period of 2000 due to reduced staffing in those departments. Offsetting these decreases was an increase of approximately $228,000 in materials usage in the first quarter of 2000 relative to the same period in 1999 reflecting the effects of a severe cash shortage in the first quarter of 1999 which restricted spending on research and development activities.

      Selling, General and Administrative Expenses. Selling, general, and administrative expenses decreased to $1,050,000 during the three months ended March 31, 2000, from $1,224,000 during the three months ended March 31, 1999, a decrease of approximately $174,000 or 14%.

      Customer support expenses remained virtually unchanged in total from the period ending March 31, 1999 to the same period of 2000. Increases in salaries, benefits, travel expenses, and materials costs, totaling approximately $31,000, were offset by reductions in deprecation expense and service department allocations.

      Sales and marketing expenses increased approximately $111,000 in the first three months of 2000 as compared to the same period of 1999. Approximately $67,000 of this increase was due to higher sales personnel costs, offset by a decrease of approximately $36,000 in stafiing costs related to marketing personnel. Depreciation charged to the sales and marketing departments declined $22,000 and service department allocations declined $18,000 due to reduced staffing in those departments. Offsetting these declining costs were increases in travel and entertainment costs, $14,000, related to the increased sales staffing level and the costs associated with advertising and marketing materials, $14,000, reflecting renewed emphasis on sales and marketing efforts. Costs associated with consultants increased by $75,000 in the first quarter of 2000 relative to the first quarter of 1999 as the Company made use of public relations and advertising firms' services. Of this expense, $22,000 was a non-cash charge related to the options granted to the consulting firms.

      General and administrative costs declined by approximately $285,000 in the three months ended March 31, 2000 compared to the same period in 1999. Of the decrease, $164,000 was related to decreased costs of professional services. That decrease was due primarily the fact that deferred expenses related to the issuance of options to a financial consultant in 1997 were fully amortized in November of 1999. Salaries and benefits expenses declined by approximately $36,000, due to reduced staffing in the first quarter of 2000 compared to the same period of 1999. Travel and other expenses related to seeking additional funding in the first quarter of 1999 were avoided in the same period of 2000, reducing the spending in those categories by approximately $32,000. Offsetting these reductions was a $35,000 increase in recruiting expense in the first quarter of 2000.

      Net Interest Expense. Net interest expense in the first quarter of 2000 was $54,000, or 88% lower than the $461,000 recorded in the same period of 1999. Interest expense decreased from $464,000 in the first quarter of 1999 to $78,000 in the first quarter of 2000. The $387,000 reduction in interest expense was due to the fact that the Company had several debt instruments outstanding during the first quarter of 1999 which were either paid down entirely or substantially reduced using the proceeds of the June 1999 financing. Of the total reduction in interest expense, $309,000 was attributable to the unsecured promissory notes and $41,000 to the debentures outstanding in the first quarter of 1999 which were paid down following the public offering in June 1999. The remaining $36,000 of the reduction in interest expense was attributable to reduced levels of capital lease obligations, notes payable, and principal amounts on long-term debt.

      Interest income increased by $20,000 in the first quarter of 2000 compared to the comparable period of 1999 due primarily to the increased level of cash available for investment as a result of the June 1999 financing and cash generated by sales.


      Net Loss: As a result of the foregoing factors, the net loss for the period ended March 31, 2000 decreased to approximately $1,918,000, from $2,415,000 in the comparable period of 1999, a decrease of $497,000, or 21%.


LIQUIDITY AND CAPITAL RESOURCES

      We have an accumulated deficit of approximately $54.4 million from our inception through March 31, 2000. We expect to incur additional operating losses for the foreseeable future, principally as a result of the expected level of expenses associated with anticipated sales, marketing, and general and administrative costs and product development efforts. During 1999 and in the quarter ended March 31, 2000, we satisfied our cash requirements principally from the approximately $14.1 million in net proceeds received from a public offering of units in June 1999.

      We had cash and cash equivalents of $1,848,000 at March 31, 2000 compared to of $2,595,000 at December 31, 1999, a decrease of approximately $746,000.

      Net cash used in operations during the three months ended March 31, 2000 was approximately $978,000. The net loss in the three months ended March 31, 2000 reduced by depreciation, amortization, non-cash compensation and other non-cash charges was approximately $1,591,000. Inventory decreased by approximately $379,000 during the three months ended March 31, 2000, primarily as a result of sales made during the period and a $100,000 charge to the inventory obsolescence reserve, offset by new inventory purchases. Accounts receivable increased by $302,000 during the three months ended March 31, 2000 as a result of new sales during the period, offset by cash received from customers relating to outstanding accounts receivable. Accounts payable decreased by approximately $180,000 in the three months ended March 31, 2000. Deferred revenue increased by $987,000 due primarily to cash payments received in advance of the services to be performed.

      Cash used in investing activities consisted of $17,000 of capital spending on property and equipment.

      Cash provided by financing activities was $249,000, consisting of $252,000 of proceeds from the issuance of common stock as a result of the exercise of employee stock options during the first quarter of 2000, offset by $3,000 of payments on the principal balances of capital lease obligations.

      In January of 1999, we re-negotiated amounts due to a trade creditor and our legal counsel and converted $3,575,000 in accounts payable balance to long term debt. In connection with the re-negotiation of such obligations, in June 1999, Sanmina Corp. one of the companies with which we re-negotiated the terms of our outstanding obligations, transferred title to us of an additional $1,100,000 of inventory located at a Sanmina subcontractor for $1,100,000 of additional long term debt. During 1999, we repaid $1,175,000 of the principal amount of the $4,675,000 in long-term debt incurred in the first half of 1999. In January of 2000, we defaulted on the interest and subsequent interest and principal payments on these notes. We are actively re-negotiating these notes and believe that the re-negotiation will be successful. The can be no guarantee that these re-negotiations will be successful and should we be unable to re-negotiate these notes and the holders were to sue, there could be a material adverse effect on the financial condition and cash flows of the Company.

      The Company requires additional cash to fund operations. At March 31, 2000, the Company had approximately $1,848,000 in cash. We expect to generate revenues from operations during the next twelve months. However, we believe that these additional revenues together with our existing cash may not be sufficient to fund our operations for that period. Accordingly, we anticipate that we may require additional financing to fund our operations. We have begun discussions with some potential financial investors and strategic partners and we are seeking to complete a private financing in the near future. We intend to continue to fund our operations with our existing cash and with cash generated from customer payments on outstanding accounts receivable until we complete an additional financing. However, the timing and amount of customer payments is uncertain. Our ability to complete a financing, the timing of the financing and its terms are subject to a number of conditions, including market conditions, some of which are beyond our control. There can be no assurance that we will be able to secure financing or, if obtained, the timing or the terms of any such financing. If we do not secure additional financing when needed, we may be forced to consider alternative methods of maximizing stockholder value, which could include a sale of the Company, asset sales, workout alternatives or bankruptcy.

    New Accounting Pronouncements

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," as amended by SAB No. 101A, which is effective no later than the quarter ending June 30, 2000. SAB No. 101 clarifies the Securities and Exchange Commission's views regarding the recognition of revenue. The Company will adopt SAB No. 101 in the second quarter of 2000. The Company does not expect the application of SAB No. 101 to have a material impact on the Company's financial position or results of operations.

      In March 2000, the Financial Accounting Standard Board issued FASB Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25." FIN No. 44 primarily clarifies (a) the definition of an employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of previously fixed stock options or awards, (d) and the accounting for an exchange of stock compensation awards in a business combination. FIN
No. 44 is effective July 1, 2000, but certain conclusions in FIN No. 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN No. 44 to have a material impact on the Company's financial position or results of operations.

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

      Should we not achieve our projected level of sales activity we will exhaust our current cash and will need additional cash to continue operating. To date, the cash generated from operations has not been sufficient to fund our business and we have been dependent on financings to continue operating. We expect that we will continue to require outside debt or equity financing for the foreseeable future. We do not currently have any lines of credit or bank financing, and we do not anticipate having access to bank financing for the foreseeable future. We may not be able to raise any additional money through equity or debt financings on acceptable terms or at all. If we were to raise additional funds through the issuance of equity or convertible debt securities, existing investors could be substantially diluted, or we could issue securities that have preferences and privileges that our outstanding securities do not have. If we are not able to complete additional financings or generate funds when capital is needed, we will not be able to continue operating as a going concern.

We May Be Unable To Meet The Payment Schedule On Notes Payable

      In February of 1999, we re-negotiated amounts due to a trade creditor, Sanmina Corp., and our legal counsel and converted $3,575,000 in accounts payable balances to long-term debt. In connection with the re-negotiation of such obligations, in June 1999, Sanmina transferred to us title to an additional $1,100,000 of inventory located at a Sanmina subcontractor for $1,100,000 of additional long-term debt. In the first half of 1999, we repaid $1,175,000 of the principal amount of the $4,675,000 in long-term debt incurred in the first half of 1999. We are currently re-negotiating the repayment terms of these notes and consider a successful re-negotiation essential to meeting our business objectives. While we believe we will be successful in the re-negotiation of the terms of the notes, there can be no assurance that we will be able to restructure the terms. Failure to re-negotiate the terms of these notes would have a materially adverse effect on the financial condition, results of operations, and cash flows of the Company.

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

We Have a History of Significant Losses and Expect Losses to Continue.

      We have incurred substantial losses from operations to date and had an accumulated deficit of approximately $54.4 million through March 31, 2000. Our financial statements for the year ended and as of December 31, 1999, indicate that there is substantial doubt about our ability to continue as a going concern. We expect to continue to lose money for the foreseeable future.

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

Our Market Value Is Highly Volatile.

      The market price of our common stock has been highly volatile and may continue to fluctuate in the future. We completed an initial public offering of 295,714 shares of our common stock at a price of $38.50 per share in April 1997. In November 1997 we completed a second public offering of 142,857 shares of common stock at a price of $161.875 per share. In June of 1999 we completed a third public offering of 2,300,000 units, each unit consisting of three shares of common stock and two warrants with an exercise price of $4.00, at a price of $7.50 per unit. On May 10, 2000, the last sale price per share of our common stock as reported on the Nasdaq SmallCap market was $2.000. As a result of our stock price volatility, it is difficult to determine the market value of our Company. You cannot be sure how the price of our equity securities might change in the future.

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

11    Statement of Computation of Earnings Per Share.

27.1  Financial Data Schedule.

(b) Reports on Form 8-K during the quarter ended March 31, 1999.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               Video Network Communications, Inc.

                               By:
                                  ------------------------------
                                  Carl Muscari
                                  President and Chief Executive Officer
                                  (duly authorized executive officer)

                                  ------------------------------
                                  Robert H. Emery
                                  Chief Financial Officer
                                  Vice President, Administration
                                  (principal financial officer)


May 13, 2000