Form 10-Q
period 2000-06-30
VIDEO NETWORK COMMUNICATIONS INC
filed 2000-08-16
CIK 944310

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB



(Mark One)

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2000

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
                (State or Other            (I.R.S. Employer
               Jurisdiction of            Identification No.)
                Incorporation or
                Organization)

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

APPLICATION ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of August 14, 2000: 8,907,970


Transitional Small Business Disclosure Format (check one):

Yes  X   No
   ----     ----

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       VIDEO NETWORK COMMUNICATIONS, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                                           June 30,    December 31,
                                                                             2000          1999
                                                                         -----------   ----------
                                                                         (Unaudited)
Current assets:
Cash and cash equivalents                                                  $1,458,363    $2,594,529
Accounts receivable, net                                                       15,735       376,580
Inventory, net                                                              4,630,813     4,913,115
Other current assets                                                          122,110       107,379
                                                                           ----------    ----------
Total current assets                                                        6,227,021     7,991,603

Property and equipment, net                                                   954,724     1,304,785
Trademarks and patents, net                                                   257,841       234,343
Other assets                                                                   68,309        68,309
                                                                           ----------    ----------
                                                                           $7,507,895    $9,599,040
                                                                           ==========    ==========

                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Notes payable                                                               $  60,872      $ 20,000
Accounts payable                                                              746,740       462,065
Deferred revenue                                                            1,092,632        28,068
Accrued liabilities                                                           797,582       858,785
Current portion of long term debt                                           2,471,530     1,685,536
Obligations under capital lease, current portion                               13,927         7,798
                                                                           ----------    ----------
Total current liabilities                                                   5,183,283     3,062,252

Long term debt                                                                909,192     1,717,805
Obligations under capital lease                                                25,729        37,890

Commitments

Stockholders' equity:

Common stock, par value $.01, 30,000,000 shares authorized; 8,907,970 and
8,812,141 issued and outstanding at June 30, 2000 and December
31, 1999, respectively                                                         89,080        88,121

Additional paid-in capital                                                 57,440,997    57,170,884
Accumulated deficit                                                       (56,140,386)  (52,477,912)
                                                                          -----------   -----------
Total stockholders' equity                                                  1,389,691     4,781,093
                                                                           ----------    ----------
                                                                           $7,507,895    $9,599,040
                                                                           ==========    ==========




                 The accompanying notes are an integral part of
                          these financial statements.

                       VIDEO NETWORK COMMUNICATIONS, INC.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)
                                   -----------




                                               For the three months ended            For the six months ended
                                                        June 30,                            June 30,
                                             ------------------------------       ------------------------------
                                                    2000               1999               2000              1999
                                                    ----               ----               ----              ----
Revenues:
     Products                                $   894,394        $   749,968       $  1,537,440       $  1,405,425

     Services                                    898,654             75,070            908,978             75,070
                                                 -------             ------            -------             ------

                                               1,793,048            825,038          2,446,418          1,480,495
                                               ---------            -------          ----------         ---------

Cost of sales:
     Products                                    502,473            319,818          1,027,104            688,520

     Services                                    692,126             22,521            695,223             22,521
                                               ---------            -------          ---------            -------
                                               1,194,599            342,339          1,722,327            711,041
                                               ---------            -------          ---------            -------


Gross margin                                     598,449            482,699            724,091            769,454
                                               ---------            -------         ----------          ---------

Operating expenses:
       Research and development                  993,567          1,068,658          1,933,920         2,085,864
       Selling, general and
       administrative                          1,297,567          1,049,036          2,347,131         2,272,627
                                               ---------          ---------          ---------         ---------

            Total operating
            expenses                           2,291,134          2,117,694          4,281,051         4,358,491
                                               ---------          ---------          ---------         ---------

Loss from operations                         (1,692,685)        (1,634,995)        (3,556,960)       (3,589,037)

Interest expense, net                            51,889          1,687,168            105,514         2,147,745
                                               ---------            -------         ----------         ---------

Net loss                                     (1,744,574)        (3,322,163)        (3,662,474)       (5,736,782)
                                          --------------        -----------        -----------       -----------

Cumulative Series B dividend                          --            (8,297)                 --          (22,672)
                                               ---------            -------         ----------         ---------
Net loss attributable to common
stockholders                                $(1,744,574)      $ (3,330,460)      $ (3,662,474)     $ (5,759,454)
                                            ============      =============      =============     =============

Net loss per common share

         -- basic and diluted               $      (.20)      $      (1.71)      $       (.41)     $      (4.02)
                                            ============      =============      =============     =============

Weighted average shares outstanding

         -- basic and diluted                  8,878,117          1,944,127          8,907,970         1,433,186
                                            ============      =============      =============     =============




                 The accompanying notes are an integral part of
                          these financial statements.

                       VIDEO NETWORK COMMUNICATIONS, INC.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                              Six months ended June 30,
                                                                                            -----------------------------
                                                                                                2000             1999
                                                                                                ----             ----
                Cash flows from operating activities:
                    Net loss                                                                $ (3,662,474)   $ (5,736,782)
                    Adjustments to reconcile net loss to net cash
                             used in operating activities:
                     Depreciation                                                                 366,604         580,101
                     Amortization                                                                   9,903           7,581
                     Interest expense related to issuance of warrants                              25,938          23,745
                     Interest expense accrued on  debentures                                           --          74,649
                     Amortization of debt discount                                                     --       1,270,214
                     Amortization of debt issuance costs                                               --         472,313
                     Non-cash compensation expense                                                 19,520         281,844

                     Changes in operating assets and liabilities:
                         Accounts receivable                                                      360,845       (464,249)
                         Other current assets                                                      36,359        (73,500)
                         Inventory                                                                282,302         472,032
                         Trademarks and patents                                                  (33,401)        (33,440)
                         Accounts payable                                                         284,675     (1,295,698)
                         Deferred revenue                                                       1,064,564        (40,000)
                         Accrued liabilities                                                     (61,203)         340,081
                                                                                              -----------    ------------
                                         Net cash used in operating activities                (1,306,368)     (4,121,109)
                                                                                              -----------    ------------
                Cash flows from investing activities:
                    Proceeds from sale of property and equipment                                      --           80,580

                    Purchase of property and equipment                                           (16,543)              --
                                                                                              -----------    ------------

                                         Net cash provided by (used in) investing
                                            activities                                          (16,543)           80,580
                                                                                              -----------    ------------

                Cash flows from financing activities:
                    Net proceeds from the issuance of common stock                                     --      14,220,814
                    Net proceeds from the issuance of representative's purchase option                 --             100
                    Net proceeds from the exercise of stock options                               251,552              --
                    Net proceeds from the issuance of unsecured promissory notes and
                        common stock                                                                   --       2,395,604
                    Repayment of unsecured promissory notes                                            --     (2,850,000)
                    Repayment of notes payable                                                   (10,218)        (85,412)
                    Repayment of long term debt                                                  (48,557)     (1,175,000)
                    Proceeds from the issuance of notes payable to related parties                     --          36,000
                    Repayment of notes payable to related parties                                      --        (36,000)
                    Principal payments on capital leases                                          (6,032)       (123,182)
                                                                                              -----------    ------------
                                         Net cash provided by financing
                                             activities                                           186,745      12,382,924
                                                                                              -----------    ------------
                Net increase (decrease) in cash and cash equivalents                          (1,136,166)       8,342,395

                Cash and cash equivalents, at beginning of period                               2,594,529           8,532
                                                                                              -----------    ------------
                Cash and cash equivalents, at end of period                                   $ 1,458,363    $  8,350,927
                                                                                              ===========    ============

                Supplemental disclosure of non-cash investing and
                      financing activities: See Note 6.





                 The accompanying notes are an integral part of
                          these financial statements.

                       VIDEO NETWORK COMMUNICATIONS, INC.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.       BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements of Video Network Communications, Inc. (the "Company" or "VNCI") as of June 30, 2000 and for the three and six months ended June 30, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such financial statements contain all adjustments consisting only of normal recurring entries, necessary to present fairly the financial position of the Company as of June 30, 2000 and the results of operations for the three and six months ended June 30, 2000 and 1999. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended and as of December 31, 1999 included in the Video Network Communications, Inc. Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Certain prior year items have been reclassified to conform to the current period's format. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the entire year.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     To date, the Company has not generated substantial revenues from the sale of its products and services. The Company recognized $2,395,000 in revenues during the year 1999, and recognized $2,446,000 in revenues during the six months ended June 30, 2000. The Company has suffered recurring losses from operations, has recurring negative cash flow from operations and had an accumulated deficit of $56,140,000 at June 30, 2000 that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has required substantial funding through debt and equity financings since its inception to complete its development plans and commence full-scale operations.

     The Company requires additional cash to fund operations. At June 30, 2000, the Company had $1,458,000 in cash. We expect to generate revenues from operations during the next twelve months. However, we believe that these additional revenues together with our existing cash may not be sufficient to fund our operations for that period. Accordingly, we anticipate that we may require additional financing to fund our operations. We have begun discussions with some potential financial investors and strategic partners and we are seeking to complete a private financing in the near future. We intend to continue to fund our operations with our existing cash and with cash generated from customer payments until we complete an additional financing. However, the timing and amount of customer payments is uncertain. Our ability to complete a financing, the timing of the financing and its terms are subject to a number of conditions, including market conditions, some of which are beyond our control. There can be no assurance that we will be able to secure financing or, if obtained, the timing or the terms of any such financing. If we do not secure additional financing when needed, we may be forced to consider alternative methods of maximizing stockholder value, which could include a sale of the Company, asset sales, workout alternatives or bankruptcy.

2.       NET LOSS PER SHARE

     The Company computes basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share." Net loss per common share is based on the weighted average number of common shares and dilutive common share equivalents outstanding during the periods presented. Basic earnings (loss) per share are calculated by dividing net income
(loss) by the weighted average shares outstanding. Diluted earnings (loss) per share reflect the dilutive effect of stock options and warrants and are presented only if the effect is not anti-dilutive. As the Company incurred losses for all periods, there is no difference between basic and diluted earnings per share. Had options and warrants been included in the computation, shares for the diluted computation would have increased by 5,952,318 and 7,732,339 as of June 30, 1999 and 2000, respectively.

3.       INCOME TAXES

     The Company did not record a provision for income taxes for the three and six months ended June 30, 2000 and 1999 since the Company had net operating losses during each of those periods. The Company recorded a full valuation allowance against the net deferred tax asset generated primarily from its net operating loss carryforwards.

4.       INVENTORY

     Inventory consisted of the following at:

                              June 30,             December 31,
                                2000                   1999
                            -----------            ------------
                            (Unaudited)
Raw Materials                $4,316,563             $4,355,895
Finished Goods                  314,250                557,220
                             ----------             ----------
                             $4,630,813             $4,913,115
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

     In connection with the restructuring of accounts payable balances to a long-term note, the Company issued to Sanmina warrants to purchase 39,286 shares of common stock, with a $19.25 exercise price per share. An independent appraisal assigned a market value of $127,759 to these warrants. The Company has recorded the value of the warrants as a discount against the face amount of the note and will amortize the value of the warrants over the life of the note.

     In January 2000, the Company defaulted on the interest payment due to Sanmina and has not made subsequent interest and principal payments to Sanmina in 2000 when due. In August 2000, the Company renegotiated the terms of the note to Sanmina. Under the current terms of the note, the Company is obligated to pay Sanmina (i) $150,000 on the date on which UNCI consummates a private offering,
(ii) $150,000 on or before November 15, 2000 and (iii) an amount each month equal to a percentage of the accounts receivable collected in the previous calendar month, with the percentage ranging from 0% to 5%. The Sanmina note is secured by some of the Company's personal property and certain other assets.

LEGAL COUNSEL NOTE

     In January 1999, the Company also converted $375,000 of outstanding accounts payable to legal counsel to a two-year term loan accruing interest at 7% per year. The Company paid $75,000 of the principal balance of this note during 1999. Under the terms of the note, the Company is obligated to make two semi-annual interest-only payments. In February 2000, the Company was to have commenced making twelve equal monthly payments to fully amortize the remaining balance of the note.

     In connection with converting the restructuring of accounts payable balances to a long-term note, the Company issued to legal counsel warrants to purchase 5,714 shares of common stock, with a $18.59 exercise price per share. An independent appraisal assigned a market value of $18,583 to these warrants. The Company has recorded the value of the warrants as a discount against the face amount of the note and will amortize the value of the warrants over the life of the note.

     In January 2000, the Company did not make the required interest payment to its counsel and did not make subsequent interest and principal payments to legal counsel in 2000 when due. Subsequently, the Company paid legal counsel $77,874 on the note, but continue to owe legal counsel $83,200 in late principal and interest payments. In August 2000, the Company renegotiated the terms of the note and the outstanding interest payments to legal counsel. Under the terms of the note, the Company is obligated to pay legal counsel (i) $50,000 on the date on which VNCI consummates a private offering and (ii) 20,000 each month thereafter until the note is paid in full.

     We cannot assure you that we will be able to make the required principal and interest payments on these notes when due. In the event of default on these notes, the Company may lose those assets that serve as security or may not be able to continue to receive legal services from their attorneys.

NON-CASH TRANSACTIONS

     The following non-cash transactions occurred in the periods indicated:

                                                                                    Six months ended June 30,
                                                                                     2000             1999
                                                                                     ----             ----
                                                                               (Unaudited)         (Unaudited)
         Current asset financed by issuance of note payable                        $51,090         $       --
         Dividend on preferred stock                                                    --             22,672
         Conversion of preferred stock to common stock                                  --          1,196,630
         Conversion of subordinated debentures to common stock                          --          3,275,323
         Accounts payable transferred to long term debt                                 --          3,575,000
         Common stock issued with private placement                                     --          1,270,214
         Warrants issued with long term debt                                            --            146,342
         Inventory financed with long term debt                                         --          1,100,000
         Equity financing costs in prepaid expenses                                     --             28,867
         Equity financing costs financed in accounts payable                            --             93,797
         Reduction in accrued liabilities due to sale of fixed assets                   --            181,678
         Cost of fixed assets sold -- net                                               --            262,258
         Vendor credit issued against formerly recorded fixed asset                     --             10,123
         Debt issuance costs in other assets -- net                                     --             17,917

7.       INVESTMENT

    On December 31, 1999, the Company entered into an Agreement with B2B Video Network, Corp. (formerly b2bvideo.com, Corp.), a high technology startup company that intends to provide aggregated business video content to the business market. The Agreement became effective the day after the closing of B2BVideo Network's private placement of Series A Preferred Stock which closed on March 14, 2000. The Agreement provides that VNCI receive an equity position in B2BVideo Network in exchange for favorable purchase terms and conditions regarding products and services provided to B2BVideo Network by VNCI. VNCI received one million shares of common stock, equivalent to an ownership percentage of approximately fourteen and one half percent (14.5%) on a fully diluted basis on the closing date assuming conversion of all Series A Preferred Stock. Mr. James F. Bunker, Chairman of the Board of VNCI and a director of B2B Video Network, participated in the private placement purchasing less than one percent (1%) of the total offering. Ms. Cheryl Snyder, CEO of B2BVideo Network, is a director of VNCI. The Company is using the cost method to account for this investment and has valued the investment at zero as there was no tangible consideration given for the investment.

8.       NEW ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," as amended by SAB No. 101A and SAB No. 101B ("SAB 101"), which is effective no later than the quarter ending December 31, 2000. SAB No. 101 clarifies the Securities and Exchange Commission's views regarding the recognition of revenue. The Company will adopt SAB No. 101 in the fourth quarter of 2000. The Company does not expect the application of SAB No. 101 to have a material impact on the Company's financial position or results of operations.

     In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion No. 25" ("FIN No. 44"). FIN No. 44 primarily clarifies (a) the definition of an employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of previously fixed stock options or awards, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 is effective July 1, 2000, but certain conclusions in FIN No. 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN No. 44 to have a material impact on the Company's financial position or results of operations.

9.       RELATED PARTY TRANSACTIONS

     Included in product revenues in the quarter ended June 30, 2000 was $36,000 related to shipments of equipment to B2B Video Network, Corp. Cost of products sold included $42,000 related to that sale. Two members of VNCI's board of directors also serve as members of B2B Video's board of directors.  Please see note 7.

10.      SUBSEQUENT EVENTS

      In August 2000, the Company renegotiated the terms of the note to Sanmina. Under the current terms of the note, the Company is obligated to pay Sanmina (i) $150,000 on the date UNCI consummates a private offering, (ii) $150,000 on or before November 15, 2000 and (iii) an amount each month equal to a percentage of the accounts receivable collected in the previous calendar month, with the percentage ranging from 0% to 5%. The Sanmina note is secured by some of the Company's personal property and other assets.

LEGAL COUNSEL NOTE


      In August 2000, the Company has agreed to pay legal counsel a lump sum payment of approximately $50,000 on the date in which UNCI consumates a private offering and $20,000 each month thereafter.

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

OVERVIEW

     Video Network Communications is a Delaware corporation formed in 1993 to design, develop and market full motion, high resolution, cost-effective video network systems. Users of our VidPhone video network system can view broadcast video, participate in multi-party video conferences and retrieve stored video on demand from their desktop. Our VidPhone system distributes video to and from desktop and laptop personal computers and conference rooms configured with VidPhone stations, over the same wiring used by the telephone without interfering with normal telephone usage. We believe that the VidPhone system offers greater functionality and compatibility with existing infrastructure and higher quality than other video network or conferencing systems available today.

       We are a relatively new company offering a new technology product. We first introduced our technology and initial products in late 1998 and our products first demonstrated commercial readiness during the first half of 1999. The price for our typical 30-user video network system, including installation, is $132,250. We believe that we have shown revenue and sales growth over the past year despite limited sales and marketing resources and our unstable financial condition during the period. However, we believe that in order for our Company to be successful, we will need to achieve a significantly higher level of sales in a relatively short time, which may require substantially higher sales and marketing expenditures in the future.

     We reported revenues of $1,793,000 for the quarter ended June 30, 2000 an increase of 174% when compared with revenues reported for the first quarter of 2000 and an increase of 117% compared to the second quarter of 1999. Our operating expenses for the quarter ended June 30, 2000 of $2,291,000 were approximately 15% higher than our operating expenses in the first quarter of 2000 and 8% higher than our operating expenses in the second quarter of 1999. At this stage of development it is difficult for us to predict with accuracy the level of our sales in future periods, or when our marketing initiatives will result in sales. Each sale of our equipment continues to account for a significant portion of our revenues. Accordingly, we expect to continue to experience significant, material fluctuations in our revenues on a quarterly basis for the foreseeable future.

     Our VidPhone enterprise video system utilizes patented technology to distribute TV-quality video, FM-quality stereo audio and data to laptop or personal computers using the telephone wiring connecting telephones to the PBX or CENTREX, bypassing the enterprise's local area network ("LAN"), and, thereby avoiding the issues associated with bandwidth limitations. We believe that bandwidth limitations have been the major impediment to delivering full-motion TV-quality video to the desktop on a cost-effective basis. We are continuing to invest a significant amount of our resources in research and development, because we consider the commercialization of our products to be fundamental to our future success. In April 2000, we announced our implementation of Java technology, V2.0, which will enable us to offer customers a platform-independent video network solution. In addition to V2.0, we are currently developing an interface to support Internet protocol (IP)-based local area network applications. We currently expect that this interface will be available at the end of 2000.

We have completed a restructuring of our sales and marketing team that began in November 1999. As part of this effort, we have recently concentrated our sales and marketing efforts in five vertical markets and we have experienced some success in each of these markets. We have targeted the finance, medicine, education, video broadcast and government sectors of the market. We have also recently had sales to resellers internationally in Europe and Asia. Several of our recent sales have been to key reference accounts such as the Inter-American Development Bank (IADB), the Cole Eye Institute of the Cleveland Clinic, and the First District of the Federal Court System in Concord, New Hampshire. We believe that further development of these and additional reference accounts will shorten our sales cycle in the future, while promoting relationships with resellers.

For the remainder of 2000, we intend to focus on selling and marketing our video network solutions and continuing product development to meet customer demands for new functionality and to lower the cost of our systems. Specifically, our goals are to: (i.) develop new strategic partnerships committed to marketing our video network system as the video solution of choice to business users; (ii) use our current strategic and reseller arrangements to increase sales of our systems and create brand name recognition of our product, (iii) significantly enhance our marketing and public relations programs to create better awareness of our products among customers, industry analysts and financial analysts, (iv) develop our direct sales; and (v) continue engineering our video network system to refine and improve its functionality to meet new customer requirements and to lower our costs and the price of our system through improved design. Our ability to meet these objectives is subject to a number of risks and uncertainties, including our ability to develop new strategic relationships with significant potential resellers, our ability to sell and market our product and develop market awareness of our video network system and our ability to obtain financing when required. We cannot assure you that we will be able to meet these objectives. We plan to continue to subcontract all major manufacturing and production activities for the foreseeable future, but we will continue to retain test and quality assurance functions until all subcontractors are certified with respect to quality.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

     Revenues. We recognized $1,793,000 in revenues during the three months ended June 30, 2000 compared to $825,000 recognized in the comparable period of 1999, representing an increase of $968,000 or 117%. The revenues recognized in the second quarter of 2000 consisted of revenues related to equipment sales, $894,000, and services, $899,000. In the second quarter of 1999 the Company recognized equipment sales of $750,000 and service sales of $75,000. The services revenues recognized in 2000 were related primarily to completed and accepted installation activities at one significant customer's multiple locations.

     Cost of sales. Cost of sales for the three months ended June 30, 2000 was $1,195,000. Of the costs of sales recognized in the second quarter of 2000, $502,000 was related to the cost of equipment sold in the quarter and $692,000 was related to the cost of providing installation services.

     Gross Margin. Overall gross margin on revenues recognized in the second quarter of 2000 was $598,000, yielding a gross margin percentage of approximately 33%, compared to gross margin earned in the comparable period of 1999 of $ 483,000, or 59%. Gross margin percentage on equipment sales declined to 44% during the second quarter of 2000 compared to 57% in the second quarter of 1999 due primarily to favorable pricing granted to a significant reference account in the second quarter of 2000. The gross margin percentage on service revenues declined from 70% in the second quarter of 1999 to 23% in same period of 2000 due to lower margins experienced on a significant systems integration contract we managed in the second quarter of 2000.

     Research and Development. Research and development costs decreased to $994,000 in the three months ended June 30, 2000, from $1,069,000 in the comparable period of 1999, representing a decrease of $75,000 or 7%. The overall decrease in costs is a result of reduced staffing and recruiting costs, $187,000, use of professional services, $29,000, equipment rental costs, $30,000, and depreciation, $72,000, offset by increased materials and testing costs, $192,000, associated with increased design activities in the second quarter of 2000 compared to the same period in 1999.

     Selling, General and Administrative Expenses. Selling, general, and administrative expenses increased to $1,298,000 during the three months ended June 30, 2000, from $1,049,000 during the three months ended June 30, 1999, an increase of $ 249,000 or 24 %.

     Sales and marketing expenses increased $213,000 in the second quarter of 2000 compared to the same period of 1999. Approximately $148,000 of this increase was due to higher staffing costs within the sales group, partially offset by a $12,000 reduction in marketing staffing costs. Costs of producing sales and marketing materials and attending trade shows increased $84,000, offset by reductions in rent expense, $11,000, and depreciation, $21,000.

     Customer support costs increased by $11,000 in the three months ended June 30, 2000 compared to the same period in 1999. Approximately $20,000 of the increase was due to increased staffing costs and $28,000 was associated with increased use of materials and uncapitalized tools and equipment. Customer support costs were reduced by approximately $49,000 in the three months ended June 30, 2000 compared to the same period in 1999 due to the allocation of a portion of customer service department costs to cost of sales-services.

     General and administrative costs increased by $25,000 in the three months ended June 30, 2000 compared to the same period in 1999. General and administrative staff costs increased by $69,000. The increase included increases in other professional services costs of $70,000, in recruiting costs, $15,000, in printing, $15,000, and in insurance, $6,000. Offsetting these increases was a reduction in consulting charges of $141,000 related to options granted to a financial advisor in the second quarter of 1999. Such charges were not incurred in the same period of 2000.

     Net interest expense in the three months ended June 30, 2000 was $52,000, compared to $1,687,000 in the comparable period of 1999. Of this, interest expense of $69,000 was incurred in the second quarter of 2000 compared to $1,702,000 in the same period of 2000. Included in the interest expense in the second quarter of 1999 was $1,477,000 related to the amortization of debt discount and debt issuance costs associated with the unsecured promissory notes. The remainder of the interest expense was related to long-term debt, to capital lease obligations, and to vendor finance charges, all of which were reduced in the second quarter of 2000 as the balances of related indebtedness have been reduced.

     Net Loss. As a result of the foregoing factors, the net loss for the three months ended June 30, 2000 decreased to $1,745,000, from $3,322,000 in the three months ended June 30, 1999, a decrease of $1,577,000 or 47%.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

     Revenues. We recognized $2,446,000 in revenues during the six months ended June 30, 2000 compared to $1,480,000 recognized in the comparable period in 1999. We recognized $1,537,000 of equipment sales in the first half of 2000 compared to $1,405,000 in the first half of 1999. Revenues related to installation services and service contracts were $909,000 in the first half of 2000 compared to $75,000 service revenues earned in the comparable period of 1999.

     Cost of sales. Cost of sales for the six months ended June 30, 2000 was $1,722,000 compared to $711,000 recognized in the comparable period of 1999. Of the cost of sales recognized in the first half of 2000, $1,027,000 was related to the cost of equipment and $695,000 was related to the cost of providing installation services. Cost of equipment sales recorded in the first six months of 1999 was $689,000. Cost of service revenues was $23,000 during the first half of 1999.

     Gross Margin. Overall gross margin on revenues recognized in the first half of 2000 was $724,000, yielding a gross margin percentage of approximately 30%, compared to gross margin earned in the comparable period of 1999 of $ 769,000, or 52%. Gross margin percentage on equipment sales declined to 33% during the first half of 2000 compared to 51% in the first half of 1999 due primarily to favorable pricing granted to significant reference accounts in the first six months of 2000. The gross margin percentage on service revenues declined from 70% in the second quarter of 1999 to 24% in same period of 2000 due to lower margins experienced on a significant systems integration contract we managed in the second quarter of 2000.

     Research and Development. Research and development costs decreased $152,000, or 7%, during the six months ended June 30, 2000 compared to the comparable period of 1999. Staffing costs declined by $390,000, which included a reduction in recruiting and relocation charges of $159,000. The Company also reduced the use of outside consultants, $26,000, and incurred lower levels of depreciation, $95,000. Offsetting these reductions was an increase of $471,000 in costs of materials, of testing, and uncapitalized tools and equipment as the Company increased development activities relative to the same period of 1999.

     Selling, General and Administrative Expenses. Selling, general, and administrative expenses increased by $75,000, or 3%, in the six months ended June 30 2000 compared to the comparable period of 1999.

     Sales and marketing expenses increased $324,000 in the first half of 2000 compared to the first half of 1999 due to increases in sales staffing costs, $162,000, recruiting costs, $21,000, increases in travel costs, $50,000, increased advertising, promotional, and trade show costs, $95,000, and increased costs associated with outside marketing and sales consulting services, $78,000. Offsetting these increases were reductions is marketing staff costs, $49,000, office rent, $14,000, and depreciation, $37,000.

     Customer support costs increased $11,000 as staffing and travel increased to meet the service requirements of a larger installed base. Offsetting these costs were reductions in depreciation charged to the department and increased allocations to cost of sales -- services.

     General and administrative costs decreased $261,000, or 24%, in the first six months of 2000 compared to the comparable period of 1999. During the first half of 1999 the company incurred $282,000 in charges related to the amortization of expense related to the issuance of options to a financial advisor. This charge was not incurred in 2000. Other reductions in expenses were realized in travel costs, $17,000, investor relations costs, $13,000, and contract labor, $9,000. Offsetting these reductions were higher legal and accounting costs, $98,000, and recruiting costs, $51,000.

     Net Interest (Income) Expense. We recorded $106,000 of net interest expense in the six months ended June 30, 2000, compared to $2,148,000 of net interest expense in the comparable period of 1999. Interest expense totaled $147,000 during the first half of 2000, compared to $2,167,000 during the comparable period of 1999. Included in the interest expense in the first half of 1999 was $1,740,000 related to the amortization of debt discount and debt issuance costs associated with the unsecured promissory notes. The remainder of the interest expense was related to long-term debt, to capital lease obligations, and to vendor finance charges, all of which were reduced in the first half of 2000 as the balances of related indebtedness have been reduced.

     We earned $42,000 in interest income during the first half of 2000, compared to $19,000 in interest income during the first half of 1999. The interest income recorded in the first half of 2000 was earned primarily on the invested proceeds of the public offering of common stock that we completed in June 2000. We had lower average cash balances during first half of 2000 available for investment compared to 1999 and accordingly earned less interest income.

     Net Loss. As a result of the foregoing factors, the net loss for the six months ended June 30, 2000 decreased to $3,662,000 from $5,737,000 in the six months ended June 30, 1999, a decrease of $2,075,000, or 36%.

LIQUIDITY AND CAPITAL RESOURCES

     We have incurred cumulative losses aggregating $56.1 million from our inception through June 30, 2000. We expect to incur additional operating losses for the foreseeable future, principally as a result of expenses associated with product development efforts and anticipated sales, marketing, and general and administrative expenses. During the first six months of 2000, we satisfied our cash requirements principally from cash on hand as of December 31,1999, from the exercise of options, and from collections from customers. We expect that we will continue to require outside debt or equity financing for the forseeable future. We do not currently have any lines of credit or bank financing, and we do not anticipate having access to bank financing in the forseeable future.

     We had cash and cash equivalents of $1,458,000 at June 30, 2000 compared to $2,595,000 at December 31, 1999, a decrease of $1,137,000. The decreases in cash and cash equivalents were primarily the result of cash used in operations offset by cash generated from customers, and from the exercise of employee stock options during the first six months of 2000.

     Net cash used in operations during the six months ended June 30, 2000 was $1,306,000. Inventory decreased by $282,000 during the first half of 2000, primarily as a result of sales made during the first half of 2000 . Accounts receivable decreased by $361,000 during the first six months of 2000 primarily as a result of cash received from customers relating to outstanding accounts receivable. Accounts payable increased by $285,000 in the first six months of 2000 due primarily to increased levels of product development and inventory purchases.

     We generated $187,000 in cash from investing activities during the six months ended June 30, 2000. Exercises of employee options generated $252,000 in the first three months of 2000, offset by payments of $65,000 against outstanding debt obligations. The Company is in default with respect to the long-term debt owed to Sanmina Corporation and to the Company's legal counsel. See a discussion of the restructuring of this debt in Note 5 and
Note 10.

     The Company's investing activities in the first six months of 2000 consisted of capital equipment purchases of $17,000.

RISK FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following are some of the important risks associated with our business and our strategy, which could impact our future financial condition and results of operations. You should read and consider carefully the following risk factors.

WE WILL REQUIRE ADDITIONAL FINANCING

     After our available cash is exhausted, we will need additional funds to continue operating. To date, the cash generated from operations has not been sufficient to fund our business and we have been dependent on financings to continue operating. We expect that we will continue to require outside debt or equity financing for the foreseeable future. We do not currently have any lines of credit or bank financing, and we do not anticipate having access to bank financing for the foreseeable future. We may not be able to raise any additional money through equity or debt financings when such funds are required, on acceptable terms or at all. If we were to raise additional funds through the issuance of equity or convertible debt securities, your investment in VNCI could be substantially diluted and those securities could have preferences and privileges that your securities do not have. If we are not able to complete additional financings when capital is needed, we will not be able to continue operating.

WE MAY BE UNABLE TO MEET THE PAYMENT SCHEDULE ON NOTES PAYABLE

     We currently have an outstanding note to a trade creditor, Sanmina Corp., in the original principal amount of $4.3 million, relating to 1998 accounts payable due Sanmina which were reduced to a note in January 1999. In January 2000, we defaulted on the interest payment due to Sanmina and have not made subsequent interest and principal payments to Sanmina in 2000 when due. In August 2000, the Company renegotiated the terms of the note to Sanmina. Under the current terms of the note, the Company is obligated to pay Sanmina (i) $150,000 on the date UNCI consummates a private offering, (ii) $150,000 on or before November 15, 2000 and (iii) an amount each month equal to a percentage of the accounts receivable collected in the previous calendar month, with the percentage ranging from 0% to 5%. The Sanmina note is secured by some of the Company's personal property and certain other assets.


     We also have a note outstanding to our legal counsel for legal fees that were incurred prior to 1999. Under the terms of the note, we are obligated to make two semi-annual interest only payments and monthly principal and interest payments of approximately $26,000 per month. In January 2000, we did not make the required interest payment to our counsel and we did not make subsequent interest and principal payments to legal counsel in 2000 when due. Subsequently, we paid our legal counsel $77,874 on the note, but continue to owe legal counsel $83,200 in late principal and interest payments. We have agreed to pay legal counsel a lump sum payment of approximately $50,000 and $20,000 each month until the note is current and, thereafter, to make payments in accordance with the terms of the note.

     We cannot assure you that we will be able to make the required principal and interest payments on these notes when due. If we default on these notes, we may lose those assets that serve as security or we may not be able to continue to receive legal services from our attorneys and we could be found liable to pay immediately in one payment all of the aggregate outstanding principal and interest on the notes.

CUSTOMERS MAY NOT BUY OUR PRODUCTS DUE TO CONCERNS OVER OUR VIABILITY

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

WE HAVE A HISTORY OF SIGNIFICANT LOSSES AND EXPECT LOSSES TO CONTINUE

     We have incurred substantial losses from operations to date and had an accumulated deficit of $56.1 million through June 30, 2000. Our financial statements for the year ended and as of December 31, 1999, indicate that there is substantial doubt about our ability to continue as a going concern. We expect to continue to lose money for the foreseeable future.

     We recognized only $2.4 million in revenues during 1999, and recognized only $766,000 in revenues from the sale of products during 1998. We did not recognize any revenues in 1997. Accordingly, there is no historical basis for you to expect that we will be able to realize operating revenues or profits in the future. We have a limited number of orders for delivery during the remainder of 2000 and we cannot predict with accuracy what our revenues will be in the future. Our ability to generate sales and to recognize operating revenues in the future will depend on a number of factors, certain of which are beyond our control, including:

o customer acceptance of products shipped and installed to date and in the future;

o our ability to generate new sales of products and secure customer acceptance; and

o        customer payments.

WE HAVE A LIMITED OPERATING HISTORY

     Although we were incorporated in 1993, we focused on research and development until we shipped our first commercial VidPhone system in the third quarter of 1998. James F. Bunker, our Chairman, has been with us since July 1998 and Carl Muscari, our President and Chief Executive Officer, joined us in September 1999. In January 2000, we hired Stephen A. LaMarche as Vice President, Sales and Marketing. Because of our limited operating history and the relatively short tenure of several of our key senior managers, you have limited information on which to assess our ability to realize operating revenues or profits in the future.

WE MAY NOT BE ABLE TO MARKET OUR PRODUCTS EFFECTIVELY

     We Are Dependent on Resellers. We distribute our products primarily through major sellers of telephony products, system integrators and Value Added Resellers ("VARs"). Currently, we have agreements with approximately twelve resellers. These arrangements are for relatively short contractual periods and may be terminated under certain circumstances. We cannot assure you that we will be able to maintain existing reseller relationships or establish new ones. We compete for relationships against third-party resellers with larger, better-established companies with substantially greater financial resources. If we cannot maintain our current reseller relationships and cannot develop new relationships, we may not be able to sell our video network system.

     Resellers May Not Be Effective Distributors. Sales to third party resellers are expected to generate a significant part of our future revenues. However, we have sold only a limited number of video network systems and components under our reseller arrangements, and to date have recognized minimal revenues from those sales. We currently have limited orders from our resellers for additional sales of VidPhone systems. If our resellers fail to market and sell our products, or our products fail to become an accepted part of the resellers' product offerings, the value of your investment could be reduced.

     We May Not Be Able To Develop Direct Sales and Marketing Capabilities. We expect to depend on the marketing efforts of our resellers for the foreseeable future. However, we are developing a small direct marketing capability to promote our video network system and to support our resellers. We cannot assure you that we will be able to create awareness of, and demand for, our products through our marketing efforts, or that the development of our direct marketing capabilities will lead to sales of our products and services. If we cannot successfully develop our own sales and marketing capabilities, we may not succeed in building brand-name recognition of the VidPhone system, and we will remain solely dependent on reseller efforts.

THE MARKET FOR VIDEO COMMUNICATIONS PRODUCTS MAY NOT DEVELOP

     The market for video communications products is new and is rapidly evolving. As is typical for a new technology, demand for and market acceptance of new products is unpredictable. If the market for video communications products fails to develop or develops more slowly than expected, our business and financial condition could be materially and adversely affected.

UNCERTAIN PROTECTION OF INTELLECTUAL PROPERTY

     Our success will depend, in part, on our ability to protect our intellectual property rights to our proprietary hardware products. Toward that end, we rely in part on trademark, copyright and trade secret law to protect our intellectual property in the U.S. and abroad. The degree of protection provided by patents is uncertain and involves largely unresolved complex legal and factual ques-
     tions.

     The process of seeking patent and trademark protection can be long and expensive, and there is no assurance that any pending or future applications will result in patents and/or registered trademarks. Further, although we have some patents on our technology, we cannot assure you that these or any other proprietary rights granted will provide meaningful protection or any commercial advantage to us. We also cannot assure you that claims for infringement will not be asserted or prosecuted against us in the future, although we are not presently aware of any basis for claims. A number of companies have developed and received proprietary rights to technologies that may be competitive with our technologies. Most of these entities are larger and have significantly greater resources than we do. Given the rapid development of technology in the telecommunications industry, we cannot assure you that our products do not or will not infringe upon the proprietary rights of others.

WE ARE DEPENDENT ON THIRD PARTIES FOR MANUFACTURING

     We outsource the manufacturing and assembly of many of the components of our products. We cannot assure you that our subcontractors will continue to perform under our agreements with them or that we will be able to negotiate continuing arrangements with these manufacturers on acceptable terms and conditions, or at all. In particular, our failure to pay these manufacturers when due could affect their willingness to continue working with us. If we cannot maintain relationships with our current subcontractors, we may not be able to find other suitable manufacturers. Any difficulties encountered with these manufacturers could cause product defects and/or delays and cost overruns and may cause us to be unable to fulfill orders on a timely basis. Any of these difficulties could materially and adversely affect us.

GOVERNMENT REGULATION

     Several components of our video network system, including the VidModem and VidPhone Switch, must comply with certain regulations of the Federal Communications Commission ("FCC"). Under FCC regulations, we will be required to follow a verification procedure consisting of a self-certification that the VidModem complies with applicable regulations pertaining to radio frequency devices. A qualified, independent testing facility tested the VidModem, and it was found to comply with FCC regulations. We obtained equipment registrations from the FCC for certain VidPhone system components, including the VidPhone switch that is connected to the public switched telephone network.

     Although we believe that at present the VidPhone system complies with all applicable government regulations, future government regulations could increase the cost of bringing products to market or adversely affect our ability to market and sell our products and technology.

NASDAQ DELISTING

     The Company's common stock currently is quoted on the Nasdaq SmallCap Market. In order to maintain quotation of the common stock on the Nasdaq SmallCap Market, the Company must maintain certain asset, capitalization or income tests and stock price tests. If the common stock is delisted from quotation on the Nasdaq SmallCap Market, then there could be material adverse consequences for the Company, its results of operations and its financial condition. These consequences include, but are not limited to:

o limited availability of market quotations for the Company's common stock;

o limited news and analyst coverage of the Company;

o adverse affect on the trading market for and market price of the Company's common stock; and

o adverse affect on the Company's ability to issue additional securities or secure additional financing in the future.

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

10.15 Letter Agreement dated January 12, 1999 between the Registrant and Sanmina Corporation (Incorporated by reference to Ex hibit 10.15 to the 1999 Form 10-KSB).

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

27.1   Financial Data Schedule.

(b) Reports on Form 8-K during the quarter ended June 30, 2000.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 Video Network Communications, Inc.


                               By: _______________________________________
                                      Carl Muscari
                                      President and Chief Executive Officer
                                      (duly authorized executive officer)

                                      ____________________________________
                                      Robert H. Emery
                                      Chief Financial Officer
                                      Vice President, Administration
                                      (principal financial officer)


August 14, 2000