Form 10QSB
period 2000-09-30
VIDEO NETWORK COMMUNICATIONS INC
filed 2000-11-14
CIK 944310

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB



(Mark One)

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2000

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

       State the number of shares outstanding of each of the issuer's classes of common equity, as of November 5, 2000: 10,667,970


Transitional Small Business Disclosure Format (check one):

    Yes       No   X
       ------   -------

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      VIDEO NETWORK COMMUNICATIONS, INC.

                                BALANCE SHEETS

                                    ASSETS

                                                                               September 30,         December 31,
                                                                                  2000                  1999
                                                                                  ----                  ----
Current assets:                                                                (Unaudited)
Cash and cash equivalents                                                   $    1,116,628         $   2,594,529
Accounts receivable, net                                                           916,380               376,580
Inventory, net                                                                   4,495,103             4,913,115
Other current assets                                                                78,676               107,379
                                                                              ------------           -----------

Total current assets                                                             6,606,787             7,991,603

Property and equipment, net                                                        822,728             1,304,785
Trademarks and patents, net                                                        265,464               234,343
Other assets                                                                         8,309                68,309
                                                                              ------------           -----------

                                                                            $    7,703,288         $   9,599,040
                                                                              ============           ===========

                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Notes payable                                                               $       44,926         $      20,000
Accounts payable                                                                 1,183,513               462,065
Deferred revenue                                                                    95,399                28,068
Accrued liabilities                                                                937,852               858,785
Current portion of long term debt                                                  314,192             1,685,536
Obligations under capital lease, current portion                                    10,895                 7,798
                                                                              ------------           -----------

Total current liabilities                                                        2,586,777             3,062,252

Long term debt                                                                   2,844,970             1,717,805
Obligations under capital lease                                                     24,556                37,890

Commitments

Stockholders' equity :

Common stock, par value $.01, 30,000,000 shares authorized; 10,667,970 and
8,812,141 issued and outstanding at September 30, 2000 and
December 31, 1999, respectively                                                    106,680                88,121

Additional paid-in capital                                                      59,681,878            57,170,884
Accumulated deficit                                                           (57,541,573)           (52,477,912)
                                                                              ------------           -----------

Total stockholders' equity                                                       2,246,985             4,781,093
                                                                              ------------           -----------

                                                                            $    7,703,288         $   9,599,040
                                                                              ============           ===========



  The accompanying notes are an integral part of these financial statements.

                      VIDEO NETWORK COMMUNICATIONS, INC.

                           STATEMENTS OF OPERATIONS

                                 (UNAUDITED)

                                 -----------




                                                   For the three months ended             For the nine months ended
                                                         September 30,                          September 30,
                                                      2000               1999              2000              1999
                                                      ----               ----              ----              ----
Revenues:

     Products                                   $   1,605,909      $     149,496       $  3,143,349     $   1,554,921

     Services                                       1,106,064            326,556          2,015,042           401,626
                                                -------------      -------------       ------------     -------------

                                                    2,711,973            476,052          5,158,391         1,956,547
                                                -------------      -------------       ------------     -------------

Cost of sales:

     Products                                       1,129,472             80,164          2,156,576           768,684

     Services                                         749,123            225,950          1,444,346           248,471
                                                -------------      -------------       ------------     -------------

                                                    1,878,595            306,114          3,600,922         1,017,155
                                                -------------      -------------       ------------     -------------


Gross margin                                          833,378            169,938          1,557,469           939,392
                                                -------------      -------------       ------------     -------------

Operating expenses:

       Research and development                       975,001          1,920,651          2,908,921         4,006,514

       Selling, general and administrative          1,196,843          1,418,458          3,543,974         3,691,086
                                                -------------      -------------       ------------     -------------

                 Total operating expenses           2,171,844          3,339,109          6,452,895         7,697,600
                                                -------------      -------------       ------------     -------------

Loss from operations                              (1,338,466)        (3,169,171)        (4,895,426)       (6,758,208)

Interest expense, net                                  62,721             36,039            168,235         2,183,784
                                                -------------      -------------       ------------     -------------


Net loss                                          (1,401,187)        (3,205,210)        (5,063,661)       (8,941,992)
                                                -------------      -------------       ------------     -------------

Cumulative Series B dividend                                -                  -                  -          (22,672)
                                                -------------      -------------       ------------     -------------
Net loss attributable to common stockholders    $ (1,401,187)      $ (3,205,210)       $(5,063,661)     $ (8,964,664)
                                                =============      =============       ============     =============

Net loss per common share -basic and

         diluted                                $       (.15)      $       (.36)       $      (.56)     $      (2.29)
                                                =============      =============       ============     =============

Weighted average shares outstanding -

         basic and diluted                          9,596,666          8,812,141          9,119,381         3,919,867
                                                =============      =============       ============     =============




  The accompanying notes are an integral part of these financial statements.

                      VIDEO NETWORK COMMUNICATIONS, INC.

                           STATEMENTS OF CASH FLOWS

                                 (UNAUDITED)

                                                                                 Nine months ended September 30,
                                                                                     2000             1999
                                                                                     ----             ----
Cash flows from operating activities:
    Net loss                                                                     $  (5,063,661)    $ (8,941,992)
    Adjustments to reconcile net loss to net cash
             used in operating activities:
     Depreciation                                                                       524,490          872,777
     Amortization                                                                        15,198           11,405
     Interest expense related to issuance of warrants                                    38,907           36,714
     Interest expense accrued on  debentures                                                  -           74,649
     Amortization of debt discount                                                            -        1,270,214
     Amortization of debt issuance costs                                                      -          472,313
     Non-cash compensation expense                                                       18,738          422,765
     Net loss on sale of fixed assets                                                         -           10,469
     Reserve for obsolescence                                                           100,000          250,000
     Other non-cash charges                                                              60,000          354,992

     Changes in operating assets and liabilities:
         Accounts receivable                                                          (539,800)         (48,157)
         Other current assets                                                            79,793           69,159
         Inventory                                                                      318,012          310,592
         Trademarks and patents                                                        (46,319)         (31,686)
         Other assets                                                                         -            2,095
         Accounts payable                                                               721,448      (2,621,761)
         Deferred revenue                                                                67,331         (26,897)
         Accrued liabilities                                                             89,321           40,628
                                                                                 --------------    -------------
                         Net cash used in operating activities                      (3,616,542)      (7,471,721)
                                                                                 --------------    -------------

Cash flows from investing activities:
    Proceeds from sale of property and equipment                                              -           84,580
    Purchase of property and equipment                                                 (42,433)         (37,719)
                                                                                 --------------    -------------

                         Net cash (used in)  provided by investing activities          (42,433)           46,861
                                                                                 --------------    -------------

Cash flows from financing activities:
    Net proceeds from the issuance of common stock                                    2,259,263       14,127,017
    Net proceeds from the issuance of representative's purchase option                        -              100
    Net proceeds from the exercise of stock options                                     251,552                -
    Net proceeds from the issuance of unsecured promissory notes and
    common stock                                                                              -        2,395,604
    Repayment of unsecured promissory notes                                                   -      (2,850,000)
    Repayment of notes payable                                                         (26,164)        (105,543)
    Repayment of long term debt                                                       (293,340)      (1,175,000)
    Proceeds from the issuance of notes payable to related parties                            -           36,000
    Repayment of notes payable to related parties                                             -         (36,000)
    Principal payments on capital leases                                               (10,237)        (148,278)
                                                                                 --------------    -------------


                         Net cash provided by  financing activities                   2,181,074       12,243,900
                                                                                 --------------    -------------

Net (decrease) increase in cash and cash equivalents                                (1,477,901)        4,819,040


Cash and cash equivalents, at beginning of period                                     2,594,529            8,532
                                                                                 --------------    -------------

Cash and cash equivalents, at end of period                                      $    1,116,628    $   4,827,572
                                                                                 ==============    =============

Supplemental disclosure of non-cash investing and financing activities: See Note 6.





   The accompanying notes are an integral part of these financial statements.

                       VIDEO NETWORK COMMUNICATIONS, INC.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.     BASIS OF PRESENTATION

       The accompanying unaudited condensed financial statements of Video Network Communications, Inc. (the "Company" or "VNCI") as of September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such financial statements contain all adjustments consisting only of normal recurring entries, necessary to present fairly the financial position of the Company as of September 30, 2000 and the results of operations for the three and nine months ended September 30, 2000 and 1999. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended and as of December 31, 1999 included in the Video Network Communications, Inc. Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Certain prior year items have been reclassified to conform to the current period's format. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the entire year.

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       To date, the Company has not generated substantial revenues from the sale of its products and services. The Company recognized $2,395,000 in revenues during the year 1999, and recognized $5,158,000 in revenues during the nine months ended September 30, 2000. The Company has suffered recurring losses from operations, has recurring negative cash flow from operations and had an accumulated deficit of $57,542,000 at September 30, 2000 that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has required substantial funding through debt and equity financings since its inception to complete its development plans and commence full-scale operations.

       The Company requires additional cash to fund operations. At September 30, 2000, the Company had $1,117,000 in cash and cash equivalents. The Company expects to generate revenues from operations during the next twelve months.
The Company is currently experiencing a cash flow shortage and to achieve sufficient cash flow to meet immediate and near term operating expenditures, it must accelerate cash receipts. At November 7, 2000, the Company had cash and cash equivalents totaling only $837,000. The Company has undertaken a number of different initiatives designed to generate cash, and believes that through some combination of these initiatives, it will be able to generate sufficient cash flow to meet its immediate and near term operating expenditures. However, given that the Company's ability to complete these initiatives is subject to a number of factors, many of which are beyond its control, the Company cannot assure you that it will be able to do so. There can be no guarantee that the Company will be able to accelerate its cash flows sufficiently to meet its short-term operational cash flow requirements. If it is unable to do so, the Company may become insolvent and may have to cease operations, declare bankruptcy or similar actions.

2.     NET LOSS PER SHARE

       The Company computes basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share." Net loss per common share is based on the weighted average number of common shares and dilutive common share equivalents outstanding during the periods presented. Basic earnings (loss) per share are calculated by dividing net income
(loss) by the weighted average shares outstanding. Diluted earnings (loss) per share reflect the dilutive effect of stock options and warrants and are presented only if the effect is not anti-dilutive. As the Company incurred losses for all periods, there is no difference between basic and diluted earnings per share. Had options and warrants been included in the computation, shares for the diluted computation would have increased by 7,485,056 and 10,005,904 as of September 30, 1999 and 2000, respectively.

3.     INCOME TAXES

       The Company did not record a provision for income taxes for the three and nine months ended September 30, 2000 and 1999 since the Company had net operating losses during each of those periods. The Company recorded a full valuation allowance against the net deferred tax asset generated primarily from its net operating loss carryforwards.

4.     INVENTORY

       Inventory consisted of the following at:

                                              September 30,      December 31,
                                                 2000                1999
                                                 ----                ----
                                              (Unaudited)
                Raw Materials              $   4,104,673          $  4,355,895
                Finished Goods                   390,430               557,220
                                           -------------          ------------

                                           $   4,495,103          $  4,913,115
                                           =============          ============

5.     DEBT

       SANMINA NOTE

       In January 1999, the Company converted outstanding accounts payable to Sanmina Corporation of $3,200,000 and $1,100,000, the latter representing the value of inventory and materials located at a subcontract manufacturer, to a $4,300,000 three-year term note accruing interest at 7% per year. The Company paid Sanmina $1,100,000 in principal on the note in June 1999 upon completion of its public offering of units and Sanmina transferred to the Company the title to certain inventory and materials located at Sanmina.

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

       In January 2000, the Company defaulted on the interest payment due to Sanmina and did not make subsequent interest and principal payments to Sanmina when due through August 2000. In August 2000, the Company renegotiated the terms of the note to Sanmina. Under the current terms of the note, the Company is obligated to pay Sanmina (i) $150,000 on or about August 15, 2000, which the Company has done, (ii) $150,000 on or before November 15, 2000 and (iii) an amount each month equal to a percentage of the accounts receivable collected in the previous calendar month, with the percentage ranging from 0% to 5%, based on the net amount of accounts receivable that we collect. Any principal and accrued interest thereon remaining on the note is due in full on January 12, 2002. The Sanmina note is secured by personal property and substantially all of the Company's assets, other than its intellectual property. At September 30, 2000, the Company owed Sanmina approximately $3.3 million in principal and interest on this note. The Company is currently in compliance with the terms of its renegotiated debt agreement with Sanmina, and we intend to make the required payment on November 15, 2000 when due.

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

       Prior to the August 2000 private placement of units discussed in Note 10, the Company had paid legal counsel $77,874 on the note, but continued to be in default with respect to payments required by the terms of the debt instrument. The note was renegotiated in August 2000 in connection with the private placement to require the Company to make an approximately $50,000 payment at the time of the closing of the private placement in August 2000, which the Company did, and to make monthly payments of $20,000 until the balance of the note is fully paid. At September 30, 2000, the Company owed legal counsel approximately $167,000 in principal and interest on this note. The Company is in compliance with the terms of this renegotiated debt agreement.

       The Company cannot assure you that they will be able to make the required principal and interest payments on these notes when due. . If we default on these notes, the Company may lose those assets that serve as security or we may not be able to continue to receive legal services from our attorneys and we could be found liable to pay immediately in one payment all of the aggregate outstanding principal and interest on the notes.

6.     NON-CASH TRANSACTIONS

       The following non-cash transactions occurred in the periods indicated:


                                                                            Nine months ended September 30,
                                                                                  2000             1999
                                                                                  ----             ----
                                                                              (Unaudited)       (Unaudited)

       Current asset financed by issuance of note payable                       $ 51,090              $   -
       Dividend on preferred stock                                                     -              22,672
       Conversion of preferred stock to common stock                                   -           1,196,630
       Conversion of subordinated debentures to common stock                           -           3,275,323
       Accounts payable transferred to long term debt                                  -           3,575,000
       Common stock issued with private placement                                      -           1,270,214
       Warrants issued with long term debt                                             -             146,342
       Inventory financed with long term debt                                          -           1,100,000
       Equity financing costs in prepaid expenses                                      -              28,867
       Reduction in accrued liabilities due to sale of fixed assets                    -             181,678
       Cost of fixed assets sold - net                                                 -             262,258
       Reclassification of accrued interest to long-term debt                     10,254                   -
       Vendor credit issued against formerly recorded fixed asset                      -              10,123
       Debt issuance costs in other assets - net                                                      17,917

7.     INVESTMENTS

       On December 31, 1999, the Company entered into an Agreement with B2BVideo Network, Corp. (formerly b2bvideo.com, Corp.), a high technology startup company that intends to provide aggregated business video content to the business market. The Agreement became effective on March 15, 2000, the day after the closing of B2BVideo Network's private placement of Series A Preferred Stock. Under the Agreement, VNCI received one million shares of B2BVideo Network common stock (representing approximately 14.5% of B2BVideo Network on a fully diluted basis upon issuance) in exchange for favorable purchase terms and conditions regarding technical support and equipment provided to B2BVideo Network by VNCI. Mr. James F. Bunker, Chairman of the Board of VNCI and a director of B2BVideo Network, is VNCI's representative on B2BVideo Network's Board of Directors, and purchased shares of B2BVideo Network Series A preferred stock in the private placement (representing less than 1% of the total offering). The Company is using the cost method to account for this investment and has elected to value the investment at zero, as there was no tangible consideration given for the investment.

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



9.     RELATED PARTY TRANSACTIONS

       Included in product revenues in the quarter ended September 30, 2000 was $176,000 related to shipments of equipment to B2BVideo Network, Corp. Cost of products sold included $130,000 related to that sale. One member of VNCI's board of directors also serves as VNCI's designee on B2BVideo's board of directors and is an investor in the company. Please see note 7, Investments.

10.    PRIVATE PLACEMENT OF 1,760,000 UNITS

       On August 25, 2000, the Company completed a private placement (the "Private Placement") of 1,760,000 Units (individually, a "Unit" and collectively, the "Units"), each Unit consisting of one share of common stock, par value $.01 per share, of the Company (the "Common Stock") and one redeemable common stock purchase warrant (individually, a "Warrant" and collectively, the "Warrants"). The gross proceeds of the offering were $2,640,000. Net proceeds, after expenses of $380,737, were $2,259,263.

       The Warrants offered in the Private Placement entitle the holder to purchase one share of Common Stock for an initial exercise price of $4.00 during the period (the "Exercise Period") commencing February 26, 2001 and ending on June 15, 2004, subject to prior redemption. The Warrants are identical to the Company's outstanding warrants which are currently trading on the Nasdaq SmallCap market under the symbol "VNCIW," except that the Warrants may not be exercised until February 26, 2001. The Company may redeem the Warrants at any time after February 26, 2001 so long as they are the subject of an effective registration statement filed with the Securities and Exchange Commission (the "SEC"), at a price of $.01 per Warrant on not less than 30 days' prior written notice if the last sale price of the Common Stock has been at least 200% of the then exercise price per Warrant (initially $8.00) for the 20 consecutive trading days ending on the third day prior to the date on which the notice is given.

       The Company offered the Units through EarlyBirdCapital, Inc. ("EBC"), as the exclusive placement agent, on a "best efforts, all or none" basis. The Units were offered and sold only to persons who qualified as "accredited investors," as defined in Rule 501(a) under the Securities Act of 1933, as amended (the "Securities Act"). The price per unit was $1.50. The minimum subscription was 25,000 Units at a total subscription price of $37,500, although lesser amounts could have been accepted in the discretion of the Company and EBC.

       As compensation to EBC for its services as placement agent, the Company paid EBC an 8% commission and a 2% non-accountable expense allowance. The Company also issued to EBC an option (the "Placement Agent's Option") to purchase 264,000 Units at a price per Unit equal to $2.125. The Company also granted to EBC a 30-day right of first refusal to underwrite or place future offerings for which the Company engages the services of an investment banker for a period of three years after closing. In addition, the Company agreed that, for a period of three years from August 25, 2000, the closing date of the Private Placement (the "Closing Date"), to either appoint to its Board of Directors (the "Board") a person designated by EBC or to permit EBC to send a representative to observe each meeting of the Board. The Company will also pay "source fees" to EBC, for a period of 24 months, if EBC introduces potential investors to the Company and such investors make subsequent investments in the Company.

         Pursuant to the terms of the Placement Agent Agreement with EBC, the Company filed on October 13, 2000, a registration statement (the "Registration Statement") under the Securities Act with the SEC, and will make appropriate filings in such states as EBC shall reasonably specify, to register (i) for resale (a) the 1,760,000 shares of Common Stock and 1,760,000 Warrants included in the Units purchased in the Private Placement and (b) the 1,760,000 shares of Common Stock underlying the Warrants included in the Units, (ii) the issuance of
(a) the 1,760,000 shares of Common Stock issuable upon exercise of the Warrants include in the Units, (b) the 264,000 shares of Common Stock and 264,000 Warrants underlying the Placement Agent's Option, and (c) the 264,000 shares of Common Stock underlying such Warrants.

       The Company has filed a Registration Statement declared effective by the SEC no later than December 22, 2000 (the "Target Date"). If the Registration Statement is not declared effective by the Target Date, then on the Target Date and on each monthly anniversary of the Target Date thereafter until the earlier of the effective date of the Registration Statement or the 19th monthly anniversary of the Target Date, the Company is required to issue to each holder of Units and to EBC (or its designee) as holder of the Placement Agent's Option, warrants (the "Extra Warrants") to purchase a number of shares of Common Stock equal to 5% of the number of Warrants purchased by the holder in the Private Placement (and, as to EBC or its designee, 5% of the number of Warrants underlying the Placement Agent's Option). The Extra Warrants are to have the same terms as the Warrants.

       The holders of the Common Stock or Warrants included in the Units are also entitled to have their securities included in any registration statement the Company files with the SEC for an offering of securities (subject to the right of the underwriters of that offering to require the holders to delay the sale of their securities for a period of up to 90 days after that registration statement is declared effective), for any period of time during which the Registration Statement is not effective.

       For the period from August 25, 2000 through the 12-month anniversary of the effective date of the Registration Statement, the Company has agreed not to
(i) allow any new registration statement to be declared effective (other than the Registration Statement and those on Form S-8 or Form S-4 or any post-effective amendments) or (ii) issue any securities under Regulation D or Regulation S under the Securities Act with respect to which a registration statement is required to be filed within 12 months, without the prior consent of EBC; provided, however, that this restriction does not apply to registration statements or private offerings in connection with a strategic partnership, joint venture or similar arrangement. The Company's officers and directors also have executed "lock-up agreements" with EBC restricting the sale of the Company's common stock for a period of 12 months from the effective date of the Registration Statement, without the consent of EBC.

       The Company plans to use the proceeds of the Private Placement for research and development, product sales and marketing, and customer support operations, to repay a portion of certain debt outstanding to an inventory supplier and its legal counsel, and for working capital. The Company is also subject to certain restrictions on its ability to use the net proceeds of the Private Placement for debt repayment.

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

       We are a relatively new company offering a new technology product. We first introduced our technology and initial products in late 1998 and our products first demonstrated commercial readiness during the first half of 1999. The price for our typical 30-user video network system is $132,250 including installation, but this price can vary significantly based on configuration options. We believe that we have shown revenue and sales growth over the past year despite limited sales and marketing resources and our unstable financial condition during the period. However, we believe that in order for our company to be successful, we will need to achieve a significantly higher level of sales in a relatively short time, which will require substantially higher sales and marketing expenditures in the future.

       We reported revenues of $2,712,000 for the quarter ended September 30, 2000, an increase of 51% when compared with revenues reported for the second quarter of 2000 and an increase of 470% compared to the third quarter of 1999. Our operating expenses for the quarter ended September 30, 2000 of $2,172,000 were approximately 5% lower than our operating expenses in the second quarter of 2000 and 35% lower than our operating expenses in the third quarter of 1999. At this stage of our product's market development, it is difficult for us to predict with accuracy the level of our sales in future periods, or when our marketing initiatives will result in higher sales. Each sale of our equipment continues to account for a significant portion of our revenues. Accordingly, we expect to continue to experience significant, material fluctuations in our revenues on a quarterly basis for the foreseeable future.

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

       We are continuing to invest a significant amount of our resources in research and development, because we consider the com-mercialization of our products to be fundamental to our future success. In April 2000, we announced our implementation of Java technology, V2.0, which will enable us to offer customers a platform-independent video network solution. In October 2000, the Company announced the release of its IP/ISDN Gateway, offering customers the flexibility of using H.323 (IP) and H.320 (ISDN) at their discretion for transporting high quality, on-demand video communications from the desktop across the wide area network.

       We have completed a restructuring of our sales and marketing team that began in November 1999. As part of this effort, we have recently concentrated our sales and marketing efforts in five vertical markets and we have experienced some success in each of these markets. We have targeted the finance, medicine, education, video broadcast and government sectors of the market. Several of our recent sales have been to key reference accounts such as the Inter-American Development Bank (IADB), the Cole Eye Institute of the Cleveland Clinic, the First District of the Federal Court System in Concord, New Hampshire, and Naval Air Systems Command. We believe that further development of these and additional reference accounts will shorten our sales cycle in the future, while promoting relationships with resellers. In October 2000, the Company announced its VIP Partner Program, an innovative channel program offering vertical market training and co-marketing to resellers of the Company's products. The Company entered into approximately five agreements with new resellers and sales representatives during the quarter ended September 30, 2000.

       For the remainder of 2000, we intend to focus on selling and marketing our video network solutions and continuing product development to meet customer demands for new functionality and to lower the cost of our systems. Specifically, our goals are to: (i) develop new strategic partnerships committed to marketing our video network system as the video solution of choice to business users, (ii) use our current strategic and reseller arrangements to increase sales of our systems and create brand name recognition of our product,
(iii) significantly enhance our marketing and public relations programs to create better awareness of our products among customers, industry analysts and financial analysts, (iv) develop our direct sales, and (v) continue engineering our video network system to refine and improve its functionality to meet new customer requirements and to lower our costs and the price of our system through improved design. Our ability to meet these objectives is subject to a number of risks and uncertainties, including our ability to develop new strategic relationships with significant potential resellers, our ability to sell and market our product and develop market awareness of our video network system and our ability to obtain financing when required. We cannot assure you that we will be able to meet these objectives. We plan to continue to subcontract all major manufacturing and production activities for the foreseeable future, but we will continue to retain test and quality assurance functions until all subcontractors are certified with respect to quality.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

       Revenues. We recognized $2,712,000 in revenues during the three months ended September 30, 2000 compared to $476,000 recognized in the comparable period of 1999, representing an increase of $2,236,000 or 470%. The revenues recognized in the third quarter of 2000 consisted of revenues related to equipment sales, $1,606,000, and services, $1,106,000. In the third quarter of 1999, the Company recognized equipment sales of $149,000 and service sales of $327,000. The services revenues recognized in 2000 were related primarily to completed and accepted installation activities at one significant customer's multiple locations.

       Cost of Sales. Cost of sales for the three months ended September 30, 2000 was $1,879,000. Of the costs of sales recognized in the third quarter of 2000, $1,130,000 was related to the cost of equipment sold in the quarter and $749,000 was related to the cost of providing installation services.

       Gross Margin on Sales. Overall gross margin on revenues recognized in the third quarter of 2000 was $833,000, yielding a gross margin percentage of approximately 31%, compared to gross margin earned in the comparable period of 1999 of $170,000, or 36%. Gross margin percentage on equipment sales declined to 30% during the third quarter of 2000 compared to 46% in the third quarter of 1999 due primarily to favorable pricing granted to a significant reference account in the third quarter of 2000. The gross margin percentage on service revenues increased slightly from 31% in the third quarter of 1999 to 32% in same period of 2000.

       Research and Development. Research and development costs decreased to $975,000 in the three months ended September 30, 2000, from $1,921,000 in the comparable period of 1999, representing a decrease of $946,000, or 49%. Included the third quarter of 1999 was a charge of $355,000 representing the write-off of previously capitalized costs of constructing certain testing equipment.

Staffing costs declined approximately $217,000 in the third quarter of 2000 compared to the same period of 1999 due to a reduction in engineering and operations staffing levels and severance costs incurred in 1999 not repeated in 2000. Materials and equipment used in support of research and development activities remained approximately level in the third quarter of 2000 relative to the same period of 1999. The third quarter of 1999 included a $250,000 charge related to the reduction in the net realizable value of certain engineering equipment that was not repeated in the comparable period of 2000. Professional services and software licensing costs declined by approximately $108,000 relative to the third quarter of 1999 due primarily to the discontinuation of a particular development project. Depreciation on equipment utilized in support of research and development activities declined by $82,000 between these periods. Offsetting these reductions was a relative increase in relocation costs of $62,000, due largely to the third quarter 1999 reversal of previously accrued relocation costs.

       Selling, General and Administrative Expenses. Overall selling, general, and administrative expenses decreased to $1,197,000 during the quarter ended September 30, 2000 from $1,418,000 incurred in the comparable period of 1999, a decrease of $221,000, or 16%.

       Sales and marketing expenses increased $38,000 in the third quarter of 2000 relative to the same period of 1999. Staffing costs increased $192,000 due to higher staffing levels and to increased commissions. $48,000 of the increase was attributable to higher travel and related costs associated with increased outside sales activity. Professional services expenses declined by $117,000. Depreciation declined $36,000 between the two periods.

       Customer support costs increased by $17,000 in the three months ended September 30, 2000 compared to the same period of 1999. Increased staffing in this functional area increased staffing costs $39,000 and travel related costs $15,000. Offsetting these increases was lower depreciation, $6,000, and increased allocations of customer support costs to cost of sales, $22,000.

       General and administrative costs declined approximately $276,000 in the third quarter of 2000 compared to the same period of 1999. Staffing costs declined approximately $203,000 due in part to reduced staffing levels and to a severance accrual in the third quarter of 1999 not repeated in 2000. Professional services expenses declined $107,000, due largely the amortization of costs assigned to options granted an investment banking firm in 1997 which was included in the third quarter of 1999 but not in 2000. Recruiting costs declined $81,000 from the 1999 period to the 2000 period. Depreciation also declined $9,000 between these periods. During the third quarter of 1999 the company reversed previously accrued expenses, $50,000, and had received refunds from regulatory agencies or stock exchanges, $54,000, neither of which was repeated in the third quarter of 2000.

       Net interest expense in the three months ended September 30, 2000 was $63,000 compared to $36,000 in the comparable period of 1999, a reduction of $27,000. Of the $73,000 of interest expense incurred in the third quarter of 2000, $70,000 was related to interest and amortization of debt discount associated with long-term debt, compared to $71,000 in 1999. The remaining interest expense incurred in each period related to that incurred on vendor account balances and capital leases, totaling $3,000 and $35,000 for the 2000 and 1999 periods respectively.

       Interest income earned in the third quarter of 2000 was $10,000, compared to $70,000 earned in the third quarter of 1999. The decrease reflects lower cash balances in the third quarter of 2000 compared to the same period of 1999.

       Net loss. As a result of the foregoing factors, the net loss for the three months ended September 30, 2000 decreased to $1,401,000 compared to a loss of $3,205,000 incurred in the three months ended September 30, 1999, a decrease of $1,804,000, or 56%.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

       Revenues. We recognized $5,158,000 in revenues during the nine months ended September 30, 2000 compared to $1,957,000 recognized in the comparable period in 1999 representing an increase of $3,201,000, or 164%. We recognized $3,143,000 of equipment sales in the first nine months of 2000 compared to $1,555,000 in the comparable period of 1999, an increase of $1,588,000, or 102%. Revenues related to installation services and service contracts were $2,015,000 in the first nine months of 2000 compared to $402,000 earned in the comparable period of 1999, representing an increase of $1,613,000, or 401%.

       Cost of Sales. Cost of sales for the nine months ended September 30, 2000 was $3,601,000 compared to $1,017,000 recognized in the comparable period of 1999, representing an increase of $2,584,000, or 254%. Of the cost of sales recognized in the first nine months of 2000, $2,157,000 was related to the cost of equipment and $1,444,000 was related to the cost of providing installation services. Cost of equipment sales recorded in the first nine months of 1999 was $769,000. Cost of service revenues was $248,000 during the first nine months of 1999.

       Gross Margin on Sales. Overall gross margin on revenues recognized in the first nine months of 2000 was $1,557,000, yielding a gross margin percentage of approximately 30%, compared to gross margin earned in the comparable period of 1999 of $939,000, or 48%. Gross margin percentage on equipment sales declined to 31% during the first nine months of 2000 compared to 51% in the first nine months of 1999 due primarily to favorable pricing granted to significant reference accounts in the first nine months of 2000. The gross margin percentage on service revenues declined from 38% in the first nine months of 1999 to 28% in same period of 2000 due to lower margins experienced on a significant systems integration contract we managed in the 2000 period.

       Research and Development. Research and development costs decreased $1,098,000, or 27%, during the nine months ended September 30, 2000 compared to the comparable period of 1999. Staffing costs declined by $439,000. Included in the first nine months of 1999 was a charge of $355,000 representing the write-off of previously capitalized costs of constructing certain testing equipment. The Company also reduced the use of outside consultants, $89,000, cancelled software maintenance agreements, $47,000, and avoided equipment rental cost, $68,000. Depreciation declined during the period by $221,000. During the first nine months of 1999 inventory reserves were increased by $250,000, compared to $100,000 during the same period of 2000. Offsetting these reductions was an increase of $446,000 in costs of materials, testing, and uncapitalized tools and equipment as the Company increased development activities relative to the same period of 1999.

       Selling, General and Administrative Expenses. Selling, general, and administrative expenses decreased by $147,000, or 4%, in the nine months ended September 30, 2000 compared to the comparable period of 1999.

       Sales and marketing expenses increased $360,000 in the first nine months of 2000 compared to the same period of 1999 due to increases in sales and marketing staffing costs, $305,000, increases in travel costs, $102,000, and increased advertising, promotional, and trade show costs, $62,000. Offsetting these increases were reductions in office rent, $27,000, decreased costs associated with outside marketing and sales consulting services, $39,000 and depreciation, $59,000.

       Customer support costs increased $30,000 as staffing and travel increased to meet the service requirements of a larger installed customer base. Offsetting these costs were reductions in depreciation charged to the department and increased allocations to cost of sales - services.

       General and administrative costs decreased $538,000, or 31%, in the first nine months of 2000 compared to the comparable period of 1999. During the first nine months of 1999 the company incurred $423,000 in charges related to the amortization of expense related to the issuance of options to a financial advisor. This charge was not incurred in 2000. Staffing expenses were reduced $228,000, largely due to a severance charge in 1999. Other reductions in expenses were realized in travel costs, $15,000, investor relations costs, $13,000, and contract labor, $12,000. Offsetting these reductions were higher professional and consulting fees, $82,000.

       Net Interest Expense. We recorded $168,000 of net interest expense in the nine months ended September 30, 2000, compared to $2,184,000 of net interest expense in the comparable period of 1999. Interest expense totaled $220,000 during the first nine months of 2000, compared to $2,272,000 during the comparable period of 1999. Included in the interest expense in the first nine months of 1999 was $1,742,000 related to the amortization of debt discount and debt issuance costs associated with the unsecured promissory notes. The remainder of the interest expense was related to long-term debt, to capital lease obligations, and to vendor finance charges, all of which were reduced in the first nine months of 2000 as the balances of related indebtedness has been reduced.

       We earned $52,000 in interest income during the first nine months of 2000, compared to $89,000 in interest income during the comparable period of 1999. We had lower average cash balances during first nine months of 2000 available for investment compared to 1999 and accordingly earned less interest income.

       Net Loss. As a result of the foregoing factors, the net loss for the nine months ended September 30, 2000 decreased to $5,064,000 from $8,942,000 in the nine months ended September 30, 1999, a decrease of $3,878,000, or 43%.

LIQUIDITY AND CAPITAL RESOURCES

       We have incurred cumulative losses aggregating $57.5 million from our inception through September 30, 2000. We expect to incur additional operating losses for the foreseeable future, principally as a result of expenses associated with product development efforts and anticipated sales, marketing, and general and administrative expenses. During the first nine months of 2000, we satisfied our cash requirements principally from cash on hand as of December 31,1999, from the proceeds of a private placement of units, which included common stock and warrants, from the exercise of options, and from collections from customers.

       We had cash and cash equivalents of $1,117,000 at September 30, 2000 compared to $2,595,000 at December 31, 1999, a decrease of $1,478,000. The decrease in cash and cash equivalents was primarily the result of cash used in operations offset by cash generated from customers, from the private placement of units, and from the exercise of employee stock options during the first nine months of 2000.

       Net cash used in operations during the nine months ended September 30, 2000 was $3,617,000. The net loss in the first nine months of 2000, reduced by depreciation, amortization, non-cash compensation and other non-cash charges was $4,306,000. Inventory decreased by $418,000 during the first nine months of 2000, primarily as a result of sales made during the period and a $100,000 increase to the reserve for obsolescence. Accounts receivable increased by $540,000 during the first nine months of 2000 as a result of new sales during the period, offset by cash received from customers relating to outstanding accounts receivable. Accounts payable increased by $721,000 in the first nine months of 2000 due primarily to increased levels of product development and inventory purchases.

       The Company generated $ 2,181,000 in cash from financing activities during the nine months ended September 30, 2000.

       On August 25, 2000, Video Network Communications, Inc., a Delaware corporation (the "Company"), completed a private placement (the "Private Placement") of 1,760,000 Units (individually, a "Unit" and collectively, the "Units"), each Unit consisting of one share of common stock, par value $.01 per share, of the Company (the "Common Stock") and one redeemable common stock purchase warrant (individually, a "Warrant" and collectively, the "Warrants"). The Units, priced at $1.50, generated gross proceeds of $2,640,000. Net proceeds, after expenses of $380,737, were $2,259,263.


       The Company used the approximately $2.3 million net proceeds of the Private Placement for research and development, product sales and marketing, and customer support operations, to repay a portion of certain debt outstanding to an inventory supplier and its legal counsel, and for working capital. The Company is also subject to certain restrictions on its ability to use the net proceeds of the Private Placement for debt repayment.

       For a more complete discussion of this private placement, see Note 10 - Private Placement Of 1,760,000 Units in the financial statements.

       Exercises of employee options generated $252,000 in the first three months of 2000, offset by payments of $330,000 against outstanding debt obligations.

       The Company has notes outstanding to Sanmina and its legal counsel, the terms of which were re-negotiated in August 2000. Under the re-negotiated terms, the Company made mandatory payments on both notes at the close of the Private Placement. In addition, the Company is required to make a mandatory payment to Sanmina of $150,000 on November 15, 2000 and then contingent payments ranging from 0% to 5% of monthly collections of accounts receivable beginning in February 2001. The current outstanding principal amount of and accrued interest on the Sanmina note was $3.3 million at September 30, 2000, and it bears interest at 7% per annum. The remaining principal and related accrued interest balances on the Sanmina note are due in full in January 2002. The Company is obligated to make a monthly payment of $20,000 per month under the terms of the re-negotiated legal counsel note, which will be fully paid down in June 2001. The outstanding principal and accrued interest on the legal counsel note totaled approximately $167,000 at September 30, 2000, and the note bears interest at 7% per annum.

       The Company's investing activities in the first nine months of 2000 consisted of capital equipment purchases of $42,000.

       We are currently experiencing a cash flow shortage and to achieve sufficient cash flow to meet immediate and near term operating expenditures, we must accelerate cash receipts. At November 7, 2000, we had cash and cash equivalents totaling only $837,000. We have undertaken the following to generate cash for operations. We are in the process of putting in place a factoring arrangement for accounts receivable that would result in the receipt by the Company of cash in an amount up to eighty percent of qualified receivables. While we cannot assure you that we will be successful in putting the factoring arrangement in place, or the timing, we currently expect that this arrangement will be in place by the end of November and we intend to factor some of our future receivables. We also are pursuing a sale of non-operating assets that could result in a cash infusion of an estimated $500,000 in cash within thirty days. We are also engaged in negotiations with certain of our customers to accelerate payment of invoices. We believe that through some combination of the foregoing initiatives, we will be able to generate sufficient cash flow to meet our immediate and near term operating expenditures. However, given that our ability to complete these initiatives is subject to a number of factors, many of which are beyond our control, we cannot assure you that we will be able to do so.

       We also believe that we will be successful long-term in funding our ongoing operating expenses with cash from accounts receivable. We believe that we will be able to generate sufficient customer payments to pay our expenses and to sustain operations for the foreseeable future. However, if we are not successful in our efforts to accelerate short-term cash receipts and generate sufficient customer payments so as to permit us to timely meet our obligations, we will require additional financing. We do not have any other sources of financing in place and we do not believe it is feasible to return to the equity markets at this time to support our cash flow requirements. There can be no guarantee that we will be able to accelerate our cash flows sufficiently to meet our short-term operational cash flow requirements or to generate sufficient customer payments to fund ongoing operations. If we are unable to do so, we may become insolvent and may have to cease operations, declare bankruptcy or similar actions.

RISK FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION

       The following are some of the important risks associated with our business and our strategy, which could impact our future financial condition and results of operations. You should read and consider carefully the following risk factors.

WE HAVE LIMITED SOURCES OF FINANCING

       As described above in "Liquidity and Capital Resources," we are experiencing a short-term cash flow shortage and require cash to continue operations. At November 7, 2000, we had cash and cash equivalents totaling only $837,000. We have exhausted the net proceeds from our private financing completed in August 2000 and, accordingly, our operating needs are funded principally from the receipt of cash from our operations. We have undertaken a number of different initiatives to generate cash to fund our obligations. However, Our ability to complete these initiatives is subject to a number of factors, many of which are beyond our control. Accordingly, we cannot assure you that we will be successful in these initiatives or, if successful, the timing of our receipt of the cash generated from these arrangements. We currently have no other sources of financing.

       While we continue to believe that in the future cash from our operations will support our operations, each customer order and payment continues to account for a relatively large portion of our commercial sales and, accordingly, the timing and amounts of customer payments continues to be an important factor in financing our business. We cannot control customer payments and, accordingly, the failure to receive timely sufficient customer payments will continue to have a serious impact on our business for the foreseeable future. Timely receipt of that cash, however, is essential to continuing our operations. If we are unable to raise cash in the near future, or if we continue to fail to timely receive anticipated customer payments, we may be unable to sustain operations. There can be no guarantee that we will be able to generate sufficient customer payments on a timely basis to fund ongoing operations. If we are unable to secure cash in the near future, or if we are unable to secure future sufficient customer payments on a timely basis to fund our operations, we may become insolvent and may have to cease operations, declare bankruptcy or similar actions.

WE WILL REQUIRE ADDITIONAL FINANCING

       After our available cash is exhausted, we will need additional funds to continue operating. To date, the cash generated from operations has not been sufficient to fund our business and we have been dependent on financings to continue operating. However, in the future, we believe that cash from operations will support continuing operations. We do not currently have any lines of credit or bank financing, and we do not anticipate having access to bank financing for the foreseeable future. We do not have any other sources of financing in place and we do not believe it is feasible to return to the equity markets at this time to support our cash flow requirements. There can be no guarantee that we will be able to generate sufficient timely customer payments to fund ongoing operations. If we are unable to do so, we may become insolvent and may have to cease operations, declare bankruptcy or similar actions.

WE MAY BE UNABLE TO MEET THE PAYMENT SCHEDULE ON NOTES PAYABLE

       We currently have an outstanding note to a trade creditor, Sanmina Corp., in the original principal amount of $4.3 million, relating to 1998 accounts payable due Sanmina which were reduced to a note in January 1999. In January 2000, we defaulted on the interest payment due to Sanmina and did not make subsequent interest and principal payments to Sanmina when due through August 2000. In August 2000, we renegotiated the terms of the note to Sanmina. Under the current terms of the note, we are obligated to pay Sanmina (i) $150,000 on or about August 15, 2000, which we have done, (ii) $150,000 on or before November 15, 2000 and (iii) an amount each month equal to a percentage of the accounts receivable that we collected in the previous calendar month, with the percentage ranging from 0% to 5%, based upon the net amount of accounts receivable that we collect. Any principal and accrued interest thereon remaining on the note is due in full on January 12, 2002. The Sanmina note is secured by our personal property and certain of our other assets. At September 30, 2000, we owed Sanmina approximately $3.3 million in principal and interest on this note.

       We also have a note outstanding to our legal counsel for legal fees that were incurred prior to 1999. Under the terms of the note, we are obligated to make two semi-annual interest only payments and monthly principal and interest payments of approximately $26,000 per month. In January 2000, we did not make the required interest payment to our counsel and we did not make subsequent interest and principal payments to legal counsel in 2000 when due. Subsequently, we paid our legal counsel $77,874 on the note, but continue to owe legal counsel $83,200 in late principal and interest payments. We have agreed to pay legal counsel a lump sum payment of approximately $50,000, which we have done, and $20,000 each month until the note is paid in full. At September 30, 2000, we owed our legal counsel approximately $167,000 in principal and interest on this note.

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

WE HAVE A HISTORY OF SIGNIFICANT LOSSES AND EXPECT LOSSES TO CONTINUE

       We have incurred substantial losses from operations to date and had an accumulated deficit of $57.5 million through September 30, 2000. Our financial statements for the year ended and as of December 31, 1999, indicate that there is substantial doubt about our ability to continue as a going concern. We expect to continue to lose money for the foreseeable future.

       We recognized only $5.2 million in revenues during the first nine months of 2000, recognized only $2.4 million in revenues during 1999, and recognized only $766,000 in revenues from the sale of products during 1998. We did not recognize any revenues in 1997. Accordingly, there is no historical basis for you to expect that we will be able to realize operating revenues or profits in the future. We have a limited number of orders for delivery during the remainder of 2000, and we cannot predict with accuracy what our revenues will be in the future. Our ability to generate sales and to recognize operating revenues in the future will depend on a number of factors, certain of which are beyond our control, including:

       - customer acceptance of products shipped and installed to date and in the future;

       - our ability to generate new sales of products and secure customer acceptance; and

       -      customer payments.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

       (a)    Not applicable.

       (b)    Not applicable.

       (c) On August 25, 2000, the Company completed the private placement of 1,760,000 shares of Common Stock and 1,760,000 redeemable Warrants. The Warrants offered in the private placement entitle the holder to purchase one share of Common Stock for an initial exercise price of $4.00 during the period commencing February 26, 2001 and ending on June 15, 2004, subject to prior redemption. The Company offered the Units through EarlyBirdCapital, Inc. ("EBC"), as the exclusive placement agent, on a "best efforts, all or none" basis. The Units were offered and sold only to persons who qualified as "accredited investors," as defined in Rule 501(a) under the Securities Act of 1933, as amended (the "Securities Act"). The Company issued the securities in reliance upon the exemption from registration provided under Rule 506 of Regulation D of the Securities Act. The price per Unit was $1.50, and the aggregate offering proceeds were $2.64 million. As compensation to EBC for its services as placement agent, the Company paid EBC an 8% commission and a 2% non-accountable expense allowance. The Company also issued to EBC an option to purchase 264,000 Units at a price per Unit equal to $2.125. For a more complete discussion of the Private Placement, see Note 10 - Private Placement Of 1,760,000 Units in the financial statements.

       (d)    Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

       In January 1999, the Company converted outstanding accounts payable to Sanmina Corporation of $3,200,000 and $1,100,000, the latter representing the value of inventory and materials located at a subcontract manufacturer, to a $4,300,000 three-year term note accruing interest at 7% per year. The Company paid Sanmina $1,100,000 in principal on the note in June 1999 upon completion of its public offering of units and Sanmina transferred to the Company the title to certain inventory and materials located at Sanmina.

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

       In January 2000, the Company defaulted on the interest payment due to Sanmina and did not make subsequent interest and principal payments to Sanmina when due through August 2000. In August 2000, the Company renegotiated the terms of the note to Sanmina. Under the current terms of the note, the Company is obligated to pay Sanmina (i) $150,000 on or about August 15, 2000, which the Company has done, (ii) $150,000 on or before November 15, 2000 and (iii) an amount each month equal to a percentage of the accounts receivable collected in the previous calendar month, with the percentage ranging from 0% to 5%. The Sanmina note is secured by personal property and certain of the Company's other assets. At November 7, 2000, the Company owed Sanmina approximately $ 3.3 million in principal and interest on this note.


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

4.1 Form of Warrant to Purchase Common Stock of the Company, issued in connection with the private placement of units in June 1995 and August 1996 (Incorporated by reference to Exhibit 3.5 forming a part of the Company's Registration Statement on Form SB-2 (File No. 333-20625) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).

4.2 Form of Warrants for the Purchase of 100,000 Shares of Common Stock, $.01 par value per share, issued in connection with the private placement of Series A Convertible Preferred Stock and warrants in December 1996 and January 1997 (Incorporated by reference to Exhibit 3.7 forming a part of the Company's Registration Statement on Form SB-2 (File No. 333-20625) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).

4.3 Form of Option for the Purchase of 180,000 shares of Common Stock issued to Barington Capital Group, L.P. (Incorporated by reference to Exhibit
       3.8 forming a part of the Company's Registration Statement on Form SB-2 (File No. 333-20625) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).

4.4 Form of Stock Option Agreement, dated December 18, 1997, by and between the Company and Barington Capital Group, L.P. (Incorporated by reference to Exhibit 10.8 forming a part of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997).

4.5 Specimen certificate evidencing shares of Common Stock of the Company (Incorporated by reference to Exhibit 4.5 forming a part of the 1999 Form SB-2).

4.6 Form of Warrant issued in connection with the Series B 5% Cumulative Convertible Preferred Stock of the Registrant (Incorporated by reference to Exhibit 4.11 forming a part of the 1998 S-3).

4.7 Senior Note issued to Sanmina Corporation by the Registrant with a principal amount of $4,300,000. (Incorporated by reference to Exhibit
       4.10 forming a part of the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1998 (the "1998 Form 10-KSB").

4.8 Note issued to Shaw Pittman Potts & Trowbridge by the Registrant with a principal amount of $400,000. (Incorporated by reference to Exhibit 4.11 forming a part of the 1998 Form 10-KSB).

4.9 Form of Warrant for the purchase of 275,000 shares of common stock, issued to Sanmina Corporation. (Incorporated by reference to Exhibit 4.12 forming a part of the 1998 Form 10-KSB).

4.10 Form of Warrant for the purchase of 40,000 shares of common stock, issued to Shaw Pittman Potts & Trowbridge. (Incorporated by reference to Exhibit
       4.13 forming a part of the 1998 Form 10-KSB).

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

10.3 Voting Agreement, dated December 19, 1996, by and among the Company, Steven A. Rogers, Applewood Associates, L.P. and Acorn Technology Partners, L.P. (Incorporated by reference to Exhibit No. 10.7 forming a part of Amendment No. 2 to the

       Company's Registration Statement on Form SB-2 (File No. 333-20625) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).

10.4 Agency Agreement, dated as of January 25, 1999, between Southeast Research and the Registrant (Incorporated by reference to Exhibit 10.11 forming a part of the 1999 Form SB-2).

10.5 Form of Subscription Agreement, dated January 25, 1999, between Registrant and certain Investors (Incorporated by reference to Exhibit
       10.12 forming a part of the 1999 Form SB-2.)

10.6 Employment Agreement, dated July 13, 1998, between the Registrant and James F. Bunker (Incorporated by reference to Exhibit 10.13 forming a part of the 1999 Form SB-2).

10.7 Letter Agreement dated January 12, 1999 between the Registrant and Sanmina Corporation (Incorporated by reference to Exhibit 10.15 to the 1999 Form 10-KSB).

10.8 Letter Agreement dated January 21, 1999 between the Registrant and Shaw Pittman Potts & Trowbridge (Incorporated by reference to Exhibit 10.16 to the 1999 Form 10-KSB).

10.9 Form of letter agreement between the Registrant and the holders of the Series B 5% Cumulative Convertible Preferred Stock (Incorporated by reference to Exhibit 10.17 to the 1999 Form 10-KSB).

10.10 Form of Agency Agreement dated August 2000 by and between the Registrant and EarlyBirdCapital, Inc. (Incorporated by reference to Exhibit 4.0 to the Registrant's Current Report on Form 8-K dated August 25, 2000 and filed with the Securities and Exchange Commission on August 28, 2000 under the Securities Exchange Act of 1934, as amended (the "August 2000 8-K")).

10.11 Form of Subscription Agreement/Investor Information Statement dated August 2000 by and among the Registrant and certain Investors (Incorporated by reference to Exhibit 4.1 to the August 2000 8-K).

10.12 Form of Escrow Agreement dated August 2000 by and among the Registrant, EarlyBirdCapital, Inc. and Continental Stock Transfer & Trust Company (Incorporated by reference to Exhibit 4.3 to the August 2000 8-K).

11     Statement of Computation of Earnings Per Share.

27.1   Financial Data Schedule.

(b)    REPORTS ON FORM 8-K DURING THE QUARTER ENDED SEPTEMBER 30, 2000.

       Current Report of Form 8-K dated August 25, 2000 and filed on August 28, 2000 under Item 5 (Other Events) reporting the private placement of 1,760,000 Units.

       Current Report of Form 8-K dated August 25, 2000 and filed on September 1, 2000 under Item 5 (Other Events) and Item 7 (Financial Statements) including the pro forma balance sheet giving effect to the private placement of 1,760,000 Units.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                Video Network Communications, Inc.


                                By:    /s/  CARL MUSCARI
                                   -----------------------------------------
                                   Carl Muscari
                                   President and Chief Executive Officer
                                   (duly authorized executive officer)

                                       /s/  ROBERT H. EMERY
                                   -----------------------------------------
                                   Robert H. Emery
                                   Chief Financial Officer
                                   Vice President, Administration
                                   (principal financial officer)


November 14, 2000