Form 10KSB
period 2000-12-31
VIDEO NETWORK COMMUNICATIONS INC
filed 2001-03-13
CIK 944310

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-KSB
(MARK ONE)

[X]         ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[ ]         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE FISCAL YEAR FROM           TO

                        COMMISSION FILE NUMBER 000-22235

                            ------------------------

                       VIDEO NETWORK COMMUNICATIONS, INC.
                 (Name of Small Business Issuer in Its Charter)

                   DELAWARE                                       54-1707962
       (State or Other Jurisdiction of                         (I.R.S. Employer
        Incorporation or Organization)                       Identification No.)

   50 INTERNATIONAL DRIVE, PORTSMOUTH, NEW                          03801
                  HAMPSHIRE                                       (Zip Code)
   (Address of Principal Executive Offices)

                                 (603) 334-6700
                (Issuer's Telephone Number, Including Area Code)

          Securities registered under Section 12(b) of the Act: None.

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                         COMMON STOCK, PAR VALUE $0.01
                    REDEEMABLE COMMON STOCK PURCHASE WARRANT

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

     State issuer's revenues for its most recent fiscal year.  $8,769,389

     The aggregate market value of the voting common equity held by non-affiliates as of March 12, 2001, was $21,019,642.

     The number of shares of the issuer's Common Stock outstanding as of March 12, 2000, was 10,667,970 shares.

     Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM                                                                PAGE
----                                                                ----
PART I
1.    Business....................................................    1
2.    Properties..................................................    8
3.    Legal Proceedings...........................................    8
4.    Submission of Matters to a Vote of Security Holders.........    8

PART II
5.    Market for Common Equity and Related Stockholder Matters....    8
6.    Management's Discussion and Analysis of Financial Condition
      and Results of Operations...................................   10
7.    Financial Statements........................................   23
8.    Changes in and Disagreements with Accountants on Accounting
      and Financial Disclosure....................................   24

PART III
9.    Directors, Executive Officers, Promoters and Control
        Persons; Compliance with Section 16(a) of the Exchange
        Act.......................................................   24
10.   Executive Compensation......................................   24
11.   Security Ownership of Certain Beneficial Owners and
      Management..................................................   24
12.   Certain Relationships and Related Transactions..............   24
13.   Exhibits and Reports on Form 8-K............................   24
14.   Signatures..................................................   27

                      DOCUMENTS INCORPORATED BY REFERENCE

     Sections of our definitive proxy statement for our 2001 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than April 30, 2001, are incorporated by reference into Part III of this Form 10-KSB to the extent stated herein.

                                     PART I

     Unless otherwise indicated, all information in this Form 10-KSB gives effect to a one-for-seven reverse stock split of our common stock effective as of April 14, 1999. It also gives effect to a change in our name to Video Network Communications, Inc. from Objective Communications, Inc. effective as of September 9, 1999.

     Some of the statements in this Form 10-KSB are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a number of risks and uncertainties. We have made these statements based on currently available operating, financial and competitive information. However, actual results and future events may differ significantly from the results contemplated in the forward-looking statements because of a number of factors, including product and technology development, customer and market acceptance of our product, demand for our product, the impact of competitive products and pricing and other risks detailed in this Form 10-KSB and in our other Securities and Exchange Commission filings.

     In this Form 10-KSB, we refer to Video Network Communications, Inc., a Delaware corporation, as we, the Company, VNCI or Video Network Communications.

ITEM 1.  BUSINESS

INTRODUCTION

     Video Network Communications is a Delaware corporation formed in 1993 to design, develop and market full-motion, high resolution, cost-effective video network systems. Users of the VidPhone video network system can view broadcast video, participate in multi-party videoconferences and retrieve stored video on demand. Our VidPhone system distributes video to and from desktop and laptop personal computers and conference rooms configured with VidPhone stations, over the same wiring used by the telephone. We believe that the VidPhone system offers greater functionality and compatibility with existing infrastructure and higher quality than other video network or conferencing systems available today.

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

     Some video conferencing systems attempt to use the LAN rather than dedicated telephone lines. These are referred to as IP or H.323 systems. LAN-based systems also require the installation of hardware or software CODECs in each user's desktop or laptop computer. Data LANs were not designed for isochronous (i.e., time dependent) data such as video and audio. LANs were designed to be shared by individuals using the transmission medium for short periods of time. Most LANs today do not have the bandwidth to accommodate the volume of data inherent in full-motion video applications. Consequently, even a single videoconference would significantly diminish the capacity of most LANs to support other users. Information technology managers resist LAN-based video applications because of the additional volume of data and new infrastructure and the associated maintenance required to support them. Although high speed Ethernet and gigabit routing switches may alleviate some of the bandwidth problems resulting from the transmission of video on the LAN, we believe that these new technologies do not adequately address the transmission delay problems plaguing such systems. We do not believe that asynchronous transfer mode ("ATM") will reach desktop computers due to the high cost.

     We do not expect business users to adopt video applications on any significant scale until video systems are capable of providing cost effective TV-quality video and FM-quality stereo audio and are cost effective. We believe that our VidPhone video network meets these requirements because it takes advantage of existing telephone wiring and supports high quality bi-directional video and audio, but it does not interfere with the existing telephone systems or LAN-based computer systems or impede the performance of an individual desktop or laptop computer.

PRODUCTS AND TECHNOLOGY

     Our VidPhone system is a full-motion, high resolution, cost-effective video network system that uses the same wiring as the telephone, which gives it a competitive cost advantage over other types of video network systems. Users of the VNCI video distribution system can view broadcast video, retrieve stored video on demand and participate in multi-party videoconferences from desktop personal computers and conference rooms.

     Our VidPhone system is comprised of the following core components:

     VidPhone Switch. The VidPhone switch is the heart of our Video Network System. The switch (similar to a PBX) is a communications server that uses VNCI's patented technology to deliver full-motion TV-quality video and FM-quality stereo audio throughout a building or campus -- and does so over the same single twisted pair of telephone wire that is already part of the telephony infrastructure without disrupting telephone service.

     VidPhone Station. A VidPhone station is a user's computer enhanced by incorporation of a VidModem, VidPhone station software and some non-proprietary equipment such as speakers, a microphone and a camera. Users at a VidPhone station are capable of utilizing all VidPhone system functionality. VidPhone stations may be located up to 1,250 feet from the VidPhone switch when using category 3 wiring, and up to 2,000 feet when using category 5 wiring. We believe that most modern business telephone systems use at least category 3 wire. VidPhone stations do not need terminal-resident ISDN or ATM CODECs. Each station connects directly to the VidPhone switch and CODECs are shared resources available to anyone on the system. VidPhone stations may be modified easily and inexpensively to support VidPhone system functionality in conference rooms. The VidPhone system supports all video network applications in a large screen, multi-party conference room setting.

     VidModem. The VidModem connects individual desktops and conference rooms with the VidPhone switch using the existing telephone wiring. The desktop/conference room and VidPhone switch versions of VidModem incorporate patented VidModem technology that enables distribution of TV-quality video, retrieval of stored video on demand and FM-quality stereo audio and data over the single twisted pair of copper wire that connects the telephone to the PBX or CENTREX. The transmission does not require compression or decompression of data. The connection is transparent to the telephone and the PBX, so the user can use the telephone concurrently with the VidPhone system. The telephone operates independently of all video applications.

     VidPhone Station Software. VidPhone's Java-based station software supports various desktop operating systems ("OS"), including Windows/NT, MAC, Sun and SGI. It provides an easy-to-use graphical user interface for all video applications offered by the VidPhone system and transforms each user's desktop or laptop computer into a VidPhone station. The user's computer is configured with non-proprietary equipment such as a microphone, speakers and a camera.

     ISDN/IP Gateway. VNCI's ISDN/IP Gateway is a dual port device that allows VidPhone users to call other VidPhone switches and other H.320/H.323 video conferencing systems over the wide area network ("WAN"). By leveraging VidPhone technology, the ISDN/IP Gateway makes it possible for any VidPhone user to originate a WAN call. VidPhone users can place a call directly from their desktop without having to go to a designated ISDN/IP wired meeting room to conduct videoconferences.

     Universal Gateway. Our Universal Gateway is a dual port device that allows a wide variety of third-party CODECs (H.320, H.323, MPEG-2 etc.) to connect seamlessly to the VidPhone system. The Universal Gateway provides an interface between the VidPhone switch and stand-alone system CODECs. The Universal Gateway allows users of these third party CODECs to protect and leverage their investment in those CODECs by making them available to all users of the VidPhone system to originate or receive WAN calls.

     VidServer. VidServers are shared resources that provide video on demand capabilities to the VidPhone system and individual users. VCR-like controls from the desktop provide users with full control over the video stored on the VidServer -- play, pause, stop, skip forward and skip backward -- with a single mouse click. These software controls are integrated with our VidPhone station software.

SYSTEM FUNCTIONALITY

     The VidPhone system can support three business video requirements.

     Broadcast Video. Sources of broadcast video material include, but are not limited to, satellite broadcasts, cable television and narrowcasts over an ATM network. These sources are connected to the VidPhone switch through a specially designed circuit card. The user selects the desired broadcast from a menu using standard point-and-click techniques. The non-blocking architecture of the VidPhone switch permits multiple users to simultaneously access the same broadcast video source without degrading system performance.

     Video Conferencing. The VidPhone system supports two-way and multi-party video conferencing. A VidPhone system user can maintain a telephone directory and contact other VidPhone users using standard point-and-click techniques at any time without prior coordination.

     Retrieval of Stored Video. VidPhone system users can access video material stored on a variety of different types of devices, such as a video server, a VCR and a DVD player. Users access stored video using point-and-click techniques similar to those used to access broadcast video.

SALES AND MARKETING

     Our sales and marketing strategies are focused on creating brand-name recognition of Video Network Communications, Inc. and our video networking systems. We aggressively promote our systems in industry (horizontal) and vertical markets through online and traditional marketing initiatives including: press releases, articles and advertisements in key media outlets, direct and e-mail campaigns, presentations to industry analysts and consultants, formal product launches and participation in trade shows and conferences.

     Strategy Overview. To achieve prominence in the emerging video communications marketspace, we intend to capitalize on two major trends: (i) increasing demand for desktop media tools fueled by Web-based videoconferencing and MPEG-3 audio and video content and (ii) the drive by systems integrators and telephone and utilities providers to "get in on the ground floor" of the multimedia enterprise information technology market. However, we must compete with larger, well-funded companies offering everything from traditional videoconferencing, to Web-based conferencing, to enterprise networking solutions. It will be increasingly important for our video network to be positioned correctly in order to market and sell it effectively. Marketing differentiates our networking products from lower-quality, less robust solutions by describing the VNCI system as a high-end enterprise solution for companies with a critical need for on-demand video communications at multiple desktops and sites. In the high-end of this emerging market, we believe that we have few competitors with comparable technology.

     Recent product advances, such as our Universal Gateway and hub and spoke technology, allow our sales directors and resellers to compete more effectively by offering an extremely scalable video network that delivers all three video capabilities, locally and across the WANs, without upgrading the infrastructure. We believe this is a compelling benefit as we enter a period of belt-tightening. In addition, the VidPhone networking system is more attractive than LAN- or IP (Internet Protocol)-based systems to decision-makers such as corporate information technology ("IT") administrators because it reaches enterprise desktops without using LAN bandwidth, compromising LAN integrity, affecting LAN reliability, or requiring significant PC processing power. VNCI's hybrid networking approach enables hundreds of end users to access and share video resources over existing telephone lines locally, while allowing customers the choice of ATM, IP, or ISDN transport systems across the WAN. As important to system administrators, existing IT staff can centrally manage and track system resources, transport options and utilization, and feature upgrades. Finally, the VNCI networking system consistently provides higher-quality video communications, on-demand, from the desktop, than any LAN-based system currently available.

     Resellers. We market our VidPhone system directly through a small team of vertical sales directors, and through an expanding and increasingly selective network of resellers, both of which target the healthcare, government, education, finance and broadcast production sectors. Our Value-Added Reseller ("VAR") VIP Program, which includes systems integrators, telephone/broadband product and service providers, as well as component vendors, generally has a significant installed customer base in our targeted vertical markets and through the program, our network of resellers markets our video networking system as an upgrade to their customers' existing telephone and/or enterprise information systems. We currently have agreements with approximately twelve premier resellers, including Verizon, EuroTelecom, Presidio, Axxis and DTS.

     Vertical Distribution Channel Support. We are developing vertical distribution channel programs and support for our VidPhone networking system. As discussed above, sales and marketing initially targeted education, the government, and the video broadcast/production and healthcare industries. Over the past year, we have developed reference accounts and deepened our experience within these sectors. This shared knowledge allows us to help our channel partners more efficiently market our products and helps us produce video technology that meets defined customer needs, as well as market custom applications across vertical markets and into new business sectors. Recent experience has shown that the healthcare, entertainment, government, and in particular, military sectors demand the superior quality, robust capabilities, and flexible architecture that our video systems provide. As we improve our visibility and increase penetration in these reference accounts, VNCI channel partners will have the opportunity to become preferred video technology partners in these demanding markets.

     Direct Sales. We have a small direct sales force of vertical marketing directors dedicated to (i) promoting our video network solutions in the healthcare, government, education, finance, and broadcast production sectors,
(ii) creating reference accounts in major markets and (iii) developing and supporting third-party reseller relationships and opportunities. On the service side, we recently hired an experienced Customer Service Director tasked with designing, staffing, and managing VNCI's customer and technical support operations, including technology infrastructure. As our Vice President of Sales and Marketing continues to expand direct sales efforts in our most promising markets, we hope to respond with increasing efficiency to our installed customer base, as well as new vertical and international sales opportunities as they develop, including hiring a small number of sales and engineering support people in specific geographic areas to handle increased activity.

     In the coming months, we anticipate returns on our sales and marketing investment in the form of increased media coverage, positive brand recognition among prospects and improvement in the quality and quantity of leads and inquiries -- all contributing to reductions in sales cycles and to follow-on sales in our major accounts. While the video networking marketspace is taking shape, we will need to be vigilant. Aggressive partnering and co-development by competitors and broadband companies intent on capturing mindshare before they can deliver on the promise of LAN- or IP-based video may confuse consumers and slow our progress. By strengthening our reseller relationships, expanding our technical and sales support infrastructure and continuing to ratchet up marketing and public relations efforts, we intend to educate our consumer base, while creating a customer base that will ensure stability today -- and allow us to expand our vision into tomorrow.

     Customer Service and Support. We currently provide primary support to end customers and support to our resellers. We are in the process of strengthening the VNCI Customer Support Department to better assist our vertical sales staff, resellers and end-user customers with problems related to our system, including initial installation, technical questions, problem resolution and systems engineering. As our resellers become more familiar with the VidPhone networking system, we expect that they will provide primary customer support for our products to their customers, and that our customer support department will become a secondary customer support, focusing on providing service regarding issues like software performance and hardware re-engineering requirements.

     Training. To promote reseller sales and marketing efforts, as well as resellers' support for our products, we hold in-depth training programs to educate our channel partners about our products. During 2000, we held training classes for reseller sales, support and service personnel, both at our facilities and at our resellers' facilities. We intend to increase the number and availability of our training programs in the future, which we believe will help build brand awareness, promote reseller sales and marketing of the VidPhone system, and improve reseller service and support.

CUSTOMERS

     We have a limited customer base with several customers providing in excess of 10% of our total revenues. We generally grant uncollateralized credit terms to our customers and have not experienced any credit-related losses. Four customers accounted for 18%, 15%, 11% and 11%, respectively, of total revenues for the year ended December 31, 2000. Three customers accounted for 33%, 32%, and 25%, respectively, of accounts receivable outstanding as of December 31, 2000. Three customers accounted for 52%, 17% and 12%, respectively, of total revenue for the year ended December 31, 1999. Two customers accounted for 79% and 14%, respectively, of accounts receivable outstanding as of December 31, 1999. Three customers accounted for 38%, 24% and 15%, respectively, of total revenue for the year ended December 31, 1998. Failure to diversify this customer concentration could result in our inability to continue to generate revenues sufficient to support operations.

PRODUCT RESEARCH AND DEVELOPMENT

     During 1997, our research and development efforts focused on completing the initial development and production of the VidPhone system. We introduced the VidPhone system in the fourth quarter of 1997, and we made the first shipments of the commercial VidPhone system in the third quarter of 1998. Our products demonstrated commercial readiness during the first half of 1999. Since then, our research and development has focused on:

     - adding new features to existing product lines requested by our customers;

     - creating new products in response to customer demand;

     - adding additional user capacity to the VidPhone system; and

     - lowering production costs.

     Our engineering staff closely monitors technical developments and works with our marketing personnel to assess evolving business video network requirements. We will monitor emerging technologies that support new video applications for business and tailor our research and development accordingly. In addition to our internal research and development resources, we engage contract engineering services when we believe that the use of such services will be efficient. Research and development efforts target both hardware and software enhancements to video network capabilities. Our research and development efforts are complemented by internal quality and assurance procedures. In 2000, our research development costs were $3,770,000, and, in 1999, our research and development costs were $5,040,000.

INTELLECTUAL PROPERTY

     Our proprietary VidModem transmission technology, incorporated in our VidPhone system, is covered by two U.S. patents issued in April 1997 and July 1998, a Taiwanese patent issued in November 1998 and a Canadian patent issued in January 2001. These patents relate to a method and apparatus for transmitting video information over telephone wiring. Corresponding patent applications are pending in Mexico, China, Japan and Europe.

     We also have obtained a U.S. patent on a scalable high-speed packet switch. Corresponding applications for this invention are pending in Europe, Canada, and Taiwan. We have received notice from the Taiwanese patent office that this application has been allowed and that a patent will be issued.

     Further, we have obtained a U.S. patent for a U-channel interface device that permits multiple ISDN lines to be combined for higher bandwidth. Additional applications on this invention are pending in Taiwan, Europe, and Canada. We received an initial report from the European Patent Office indicating that the invention meets the criteria for patentability.

     We also received a Taiwanese patent on an interoffice broadband communication system, issued in 1999. Corresponding patent applications on this invention are pending in the United States, Europe, and Japan.

     We cannot predict when we will receive a dispositive ruling from the U.S. Patent and Trademark Office or from foreign patent offices concerning pending patent applications. We may file additional patent applications in 2001. The success of our products depends in part on our continuing ability to obtain and protect patents, licenses and other intellectual property rights covering our significant hardware and software products. We have registered the trademarks Video Network Communications, VidPhone and VidModem.

     The process of seeking patent and trademark protection can be long and expensive, and there can be no assurance that patents and trademarks will issue from currently pending or future applications.

MANUFACTURING

     We outsource the manufacture and assembly of components used in the VidPhone system. In particular, we outsource the production of the VidPhone switch to various contract manufacturers. Several manufacturers are producing smaller sub-assemblies and components for us. We believe we will be able to continue to outsource production and that there are a number of manufacturers qualified to produce components of our VidPhone system because the production process is relatively routine and does not require any unique expertise. Although our products incorporate unique, patented technology, we also believe that all of the components used in our equipment are readily available from commercial suppliers. As a result, we do not believe that we depend on any single manufacturer or supplier to a material extent. All products produced by third-party manufacturers are shipped to us for final assembly, systems integration and quality assurance testing. We plan to retain test and quality assurance functions until subcontractors can be certified with respect to quality. Any difficulties encountered with third-party manufacturers could result in product defects, production delays, cost overruns or the inability to fulfill orders on a timely basis. Any of these difficulties could have a material adverse effect on us.

COMPETITION

     The market for our video network products is new, highly competitive and rapidly evolving. We believe that the principal competitive factors in the markets in which we compete are product performance, price and product support. Our principal competitors in the video network market are Viewcast, FVC.com and Avistar. We also expect to compete with new entrants in the market and with providers supporting IP and LAN-based video networks, including Intel, Microsoft and Cisco. To date, no desktop system has captured any significant portion of the potential market.

     Our video network system permits users to view broadcast video, participate in multi-party videoconferences and retrieve stored video on demand all from their individual desktops. As a result, we also compete with companies that offer video broadcast and video retrieval products. Competitors in the video broadcast market include cable television and direct satellite broadcast system providers such as DirecTV, TCI and News Network Vision.

     Virtually all of our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. We believe that we will be able to compete effectively against larger companies with substantially greater resources on the basis of our product's capabilities, our distribution strategy and our price. We do not believe that LAN-based competitors will be able to provide two-way business quality video network systems in the foreseeable future. There can be no assurance, however, that we will be able to compete successfully against these or future competitors.

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

EMPLOYEES

     As of March 5, 2001, we had approximately 55 full time employees. We also use the services of temporary administrative staff, technical consultants and subcontractors on an as-needed basis. Each employee and consultant has executed a confidentiality agreement. We have an employment agreement only with Carl Muscari, our Chairman, President and Chief Executive Officer.

ITEM 2.  PROPERTIES

     We lease one facility in Portsmouth, New Hampshire at a current monthly rental rate of $12.00 per square foot under a lease that expires in March 2008. Rent on the facility increases over the term of the lease from an initial rate of $11.00 per square foot to $15.00 per square foot. That facility consists of approximately 26,000 square feet, of which approximately 13,000 square feet is office space, approximately 6,500 square feet is a research and development laboratory and approximately 6,500 square feet is a production facility used for equipment assembly and testing, customer support and training.

ITEM 3.  LEGAL PROCEEDINGS

     We are not party to any lawsuits at this time.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the quarter ended December 31, 2000.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     Our common stock traded on The Nasdaq SmallCap Market from April 3, 1997 to October 30, 1997 and traded on The Nasdaq National Market from October 31, 1997 to April 30, 1999. Since May 3, 1999, our common stock has traded on The Nasdaq SmallCap Market. The following table sets forth, for the periods indicated, the range of high and low sales prices per share reported on such quotation systems as adjusted to reflect the one share for seven shares reverse split in the common stock that occurred on April 14, 1999.

                                                                AS ADJUSTED
                                                              ----------------
                       PERIOD ENDING                           HIGH      LOW
                       -------------                          -------   ------
March 31, 1999..............................................  $24.941   $5.908
June 30, 1999...............................................    7.658    2.438
September 30, 1999..........................................    5.469    2.031
December 31, 1999...........................................    4.313    1.625
March 31, 2000..............................................    8.875    2.656
June 30, 2000...............................................    4.344    1.688
September 30, 2000..........................................    2.688    1.438
December 31, 2000...........................................    2.469    1.031

     On March 12, 2001, the last sale price per share of our common stock as reported on The Nasdaq SmallCap Market was $2.00 per share.

     Our outstanding, publicly traded warrants to purchase up to 4,600,000 shares of our common stock at an initial exercise price of $4.00 per share (the "Public Warrants") that were issued in June 1999 have traded on The Nasdaq SmallCap Market since September 1, 1999. The following table sets forth, for the periods indicated, the range of high and low sales prices per Public Warrant reported on The Nasdaq SmallCap Market since September 30, 1999.

                       PERIOD ENDING                           HIGH     LOW
                       -------------                          ------   ------
September 30, 1999..........................................  $0.563   $0.500
December 31, 1999...........................................   1.125    0.375
March 31, 2000..............................................   4.125    0.844
June 30, 2000...............................................   2.375    0.563
September 30, 2000..........................................   1.031    0.766
December 31, 2000...........................................   0.938    0.531

On March 12, 2001, the last sale price per Public Warrant as reported on the Nasdaq SmallCap Market was $0.66 per Public Warrant.

HOLDERS

     As of January 16, 2001, there were approximately 3,200 holders of record of our common stock.

DIVIDEND POLICY

     We have never paid cash dividends on our common stock. We currently intend to retain all earnings generated by our operations for the development and growth of our business and, therefore, do not anticipate paying any cash dividends to our stockholders in the foreseeable future. The payment of future dividends on the common stock and the rate of such dividends, if any, will be determined by our Board of Directors in light of our earnings, financial condition, capital requirements, general economic conditions and other relevant factors.

RECENT SALES OF UNREGISTERED SECURITIES

     In August 2000, we completed a private placement (the "August 2000 Private Placement") of 1,760,000 Units (individually, a "Unit" and collectively, the "Units"), each Unit consisting of one share of common stock of the Company and one redeemable common stock purchase warrant (individually, a "Warrant" and collectively, the "Warrants"). The Warrants offered in the August 2000 Private Placement entitle the holder to purchase one share of common stock for an initial exercise price of $4.00 during the period (the "Exercise Period") commencing on February 26, 2001, and ending on June 15, 2004, subject to prior redemption. The Warrants are identical to our outstanding Public Warrants to purchase up to 4,600,000 shares of our common stock at an initial exercise price of $4.00 per share, which are currently trading on the Nasdaq SmallCap market under the symbol "VNCIW," except that the Warrants could not be exercised until February 26, 2001.

     We offered the Units through EarlyBirdCapital, Inc. (formerly know as Southeast Research Partners, Inc. and referred to herein as "EBC"), as the exclusive placement agent, on a "best efforts, all or none" basis. The Units were offered and sold only to persons who qualified as "accredited investors" as defined in Rule 501(a) under the Securities Act. The sale and issuance of the Units were effected in reliance upon the exemption from registration afforded by
Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Regulation D and Rule 506 promulgated thereunder. The price per Unit was $1.50.

     As partial compensation to EBC for its services as placement agent, we issued to EBC an option (the "Purchase Option") to purchase 264,000 shares of common stock and 264,000 Warrants (each share of common stock and Warrant must be purchased together as a unit) at an exercise price of $2.125 per share of common stock and Warrant purchased. The sale and issuance of the Purchase Option were effected in reliance upon the exemption from registration afforded by
Section 4(2) of the Securities Act and Regulation D and Rule 506 promulgated thereunder.

     Our net proceeds from the August 2000 Private Placement were approximately $2,201,000 after paying commissions, a non-accountable expense allowance, blue sky fees and other offering expenses of approximately $439,000. We used the net proceeds of the August 2000 Private Placement for research and development, product sales and marketing, and customer support operations, to repay a portion of certain debt outstanding to Sanmina and our legal counsel, and for working capital.

     In connection with the August 2000 Private Placement, we agreed to file a registration statement for the offering and resale of the securities issued in the August 2000 Private Placement and to use our best efforts to have such a registration statement declared effective by the Securities and Exchange Commission (the "Commission") no later than December 23, 2000. In connection with the August 2000 Private Placement, we issued, on December 23, 2000, January 23, 2001 and February 23, 2001, to the purchasers of Units in the August 2000 Private Placement and to EBC, extra warrants (the "Extra Warrants") to purchase a total of 303,582 shares of Common Stock at an initial purchase price of $4.00 per share. We were obligated to issue such Extra Warrants because a registration statement covering the offering and resale of the securities issued in the Private Placement had not been declared effective by the Commission by December 23, 2000. The Extra Warrants have the same terms as the Warrants. We are also required to issue Extra Warrants on each monthly anniversary of December 23, 2000 until the earlier of the effective date of a registration statement covering the offering and sale of the securities issued in the Private Placement, or the July 23, 2002. We issued the Extra Warrants in reliance on an exemption provided by Section 4(2) of the Securities Act of 1933 and Regulation D and Rule 506 promulgated thereunder.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Some of the statements in this Form 10-KSB are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a number of risks and uncertainties. We have made these statements based on currently available operating, financial and competitive information. However, actual results and future events may differ significantly from the results contemplated in the forward-looking statements because of a number of factors, including product and technology development, customer and market acceptance of our product, demand for our products, the impact of competitive products and pricing and other risks detailed in this Form 10-KSB and in our other Securities and Exchange Commission filings.

     You should read the following discussion of our operating results in conjunction with the audited financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-KSB.

OVERVIEW

     2000 has been productive and exciting for VNCI. During the year we achieved four consecutive quarters of revenue growth with record revenues in Q2, Q3 and Q4. We have focused our sales initiatives on five vertical markets: healthcare, government, video production and distribution, finance and education. We believe that we have established reference accounts in the healthcare, government and video production and distribution markets and have made substantial inroads in the education market. Additionally, we have identified a host of potential customers for whom a video application is mission critical, thus allowing us to further refine our sales focus. We believe the research and development work begun in 1993 has culminated in the creation of a video network system, the VidPhone system, that will become an increasingly important component of the information systems infrastructure of corporations, educational institutions and government agencies in the years ahead. During 2000, we completed our transition to an operating company. We recognize the challenges ahead, including technical and financial challenges. While there can be no guarantee that we will be able to address these concerns successfully, we believe we are positioned to meet those challenges.

     As indicated in the Report of Independent Accountants on page F-1 of our Financial Statements, we have suffered recurring losses from operations, have negative cash flows from operations and have an accumulated deficit that raise substantial doubt about our ability to continue as a going concern. The following discussion and analysis of our financial condition and results of operations and Note 1 of the Notes to Financial Statements on page F-6 describe our plans in regard to these matters. The Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.

     Video Network Communications, Inc. is a Delaware corporation formed in 1993 to design, develop and market full-motion, high resolution, cost-effective video network systems. Users of our VidPhone video network system can view broadcast video, participate in multi-party videoconferences and retrieve stored video on demand from their desktop. Our VidPhone system distributes video to and from desktop and laptop personal computers and conference rooms configured with VidPhone stations, over the same wiring used by the telephone without interfering with normal telephone usage. We believe that the VidPhone system offers greater functionality and compatibility with existing infrastructure and higher quality than other video network or conferencing systems available today.

     We are a relatively new company offering a new technology product. We first introduced our technology and initial products in late 1998, and our products first demonstrated commercial readiness during the first half of 1999. The price for our typical 30-user video network system, including installation, is $130,000, but this price can vary significantly based on configuration options. We believe that we have shown revenue and sales growth over the past year despite limited sales and marketing resources and our unstable financial condition during the period. However, we believe that in order for our company to be successful, we will need to achieve a significantly higher level of sales in a relatively short time, which will require substantially higher sales and marketing expenditures in the future.

     We reported revenues of $8,769,000 for the year ended December 31, 2000, an increase of 266% when compared with revenues reported in 1999. Our operating expenses for the year ended December 31, 2000 of $8,779,000 were approximately 16% lower than our operating expenses in 1999. At this stage of our product's market development, it is difficult for us to predict with accuracy the level of our sales in future periods, or when our marketing initiatives will result in higher sales. Each sale of our equipment continues to account for a significant portion of our revenues. Accordingly, we expect to continue to experience significant, material fluctuations in our revenues on a quarterly basis for the foreseeable future.

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

     We are continuing to invest a significant amount of our resources in research and development because we consider the commercialization of our products to be fundamental to our future success. In April 2000, we announced our implementation of Java technology, v2.0, which will enable us to offer customers a platform-independent video network solution. In October 2000, the Company announced the release of its IP/ISDN Gateway, that offers customers the flexibility of using H.323 (IP) and H.320 (ISDN) at their discretion for transporting high quality, on-demand video communications from the desktop across the wide area network.

     We have completed a restructuring of our sales and marketing team that began in November 1999. As part of this effort, we have concentrated our sales and marketing efforts in five vertical markets and we have experienced some success in each of these markets. We have targeted the finance, healthcare, education, video broadcast and production, and government sectors of the market. Several of our recent sales have been to key reference accounts, such as the Inter-American Development Bank (IADB), the Cole Eye Institute of the Cleveland Clinic, the First District of the Federal Court System in Concord, New Hampshire, the medical subsidiaries of a Fortune 50 company and the Naval Air Systems Command. We believe that further development of these and additional reference accounts will shorten our sales cycle in the future while promoting relationships with resellers. In October 2000, the Company announced its VIP Partner Program, an innovative channel program offering vertical market training and co-marketing to resellers of the Company's products.

     In 2001, we intend to intensify our focus on selling and marketing our video network solutions and continuing product development to meet customer demands for new functionality and to lower the cost of our systems. Specifically, our goals are to (i) develop new strategic partnerships committed to marketing our video network system as the video solution of choice to business users, (ii) use our current strategic and reseller arrangements to increase sales of our systems and create brand name recognition of our product,

(iii) significantly enhance our marketing and public relations programs to create better awareness of our products among customers, industry analysts and financial analysts, (iv) develop our direct sales and (v) continue engineering our video network system to refine and improve its functionality to meet new customer requirements and to lower our costs and the price of our system through improved design. Our ability to meet these objectives is subject to a number of risks and uncertainties, including our ability to develop new strategic relationships with significant potential resellers, our ability to sell and market our product and develop market awareness of our video network system and our ability to obtain financing when required. We plan to continue to subcontract all major manufacturing and production activities for the foreseeable future, but we will continue to retain test and quality assurance functions until all subcontractors are certified with respect to quality.

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

     We have a limited customer base with several customers providing in excess of 10% of our total revenues. Four customers accounted for 18%, 15%, 11%, 11%, respectively, of total revenues for the year ended December 31, 2000. Three customers accounted for 52%, 17%, and 12%, respectively, of total revenue for the year ended December 31, 1999. Three customers accounted for 38%, 24%, and 15%, respectively, of total revenue for the year ended December 31, 1998.

RESULTS OF OPERATIONS

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

     Revenues. We recognized $8,769,000 in revenues during 2000 compared to $2,395,000 recognized in 1999, an increase of $6,374,000, or 266%. Of these revenues, $6,520,000 related to product sales in 2000 compared to $1,912,000 in 1999. The increase in revenues is caused by an increased number of customers in 2000 compared to 1999. Revenues related to installation and other services were $2,249,000 during 2000 and $483,000 in 1999. Seventy two percent (72%) of total sales for the year ended December 31, 2000 were to a total of twelve new customers.

     Cost of Sales. We recognized $5,930,000 in cost of sales in 2000 compared to $2,652,000 in 1999, an increase of $3,278,000, or 124%. Of the cost of sales recognized in 2000, $4,393,000 was related to product sales and $1,537,000 was related to the cost of providing installation and other services. Of the cost of sales recognized in 1999, $2,376,000 was related to product sales and $276,000 was related to cost of providing installation and other services. Also included in the cost of product sales in 1999 is $1,300,000 of expense related to the increase in the inventory reserve recorded in the fourth quarter of 1999. This additional reserve was taken against the value of certain demo equipment, $300,000, and against potentially excess inventory on hand at December 31, 1999, $1,000,000. During 2000, the Company increased the reserve for excess inventory by an additional $100,000.

     In the fourth quarter of 1999, the Company determined that it was no longer in the development stage. Accordingly, the addition to the inventory valuation reserve of $1,300,000 recorded in the fourth quarter was recorded against product cost of sales rather that against research and development, which had been the policy while in the development stage.

     Gross Margin on Sales. The overall gross margin on revenues recognized in 2000 was $2,839,000, or 32%, compared to overall gross margin achieved in 1999 of ($257,000). Year 2000 gross margin was derived from product sales, $2,127,000, yielding a gross margin percentage of 33%, and $712,000 was derived from service revenues, yielding a gross margin percentage of 32%. Overall gross margin on revenues recognized in 1999 was ($257,000). Of this gross margin, $836,000 was derived from product sales, yielding a gross margin percentage of 44%, and $207,000 was derived from services revenues, yielding a gross margin percentage of 43%. Offsetting these gross margins was a charge of $1,300,000 to cost of sales related to the increase in inventory valuation reserves. The decline in gross margin percentage in 2000 compared to 1999 for product sales reflects discounting of selling price to induce early adopters to purchase our equipment. The decline in gross margin percentage on service revenues in 2000 compared to 1999 is a result of certain system integration projects undertaken by the Company in 2000 which generated lower gross margins than service related activities generated in 1999.

     Research and Development. Research and development costs decreased to $3,770,000 in 2000, from $5,040,000 in 1999, representing a decrease of approximately $1,270,000, or 25%. Approximately $511,000 of the reduction resulted from reduced staffing costs as engineering staffing in the research and development departments declined from an average of approximately 24 in 1999 to approximately 22 in 2000 and the reduction in support staff levels. In 1999, the company charged to expense $355,000 in costs associated with the development of certain test equipment, which was not repeated in 2000. Approximately $162,000 of the reduction was attributable to reduced use of outside design services, relying in 2000 on in-house engineering staff instead. Depreciation expense decreased by $313,000 in 2000 versus 1999 as older equipment becomes fully depreciated or depreciates at a slower rate. Approximately $141,000 of the decrease in expense was due to reduced use of rental equipment and software maintenance contracts used in support of projects. $60,000 of the reduction was due to lower costs allocated to the department from service departments. Partially offsetting these reductions was approximately $289,000 of increased materials and supplies expenses incurred in support of continuing development projects.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to approximately $5,008,000 during 2000, from approximately $5,420,000, representing a reduction of $412,000, or 8%.

     Sales and marketing expenses increased approximately $523,000 in 2000 as compared to 1999. Staffing costs increased by $575,000 as additional human resources were retained in support of renewed sales and marketing initiatives. Similarly, travel and entertainment increased by $154,000. Partially offsetting these increases was a $109,000 reduction due to reduced spending related to outside consultants and tradeshow attendance and the elimination of rented sales space. Depreciation expense charged to sales and marketing departments declined $98,000 due to slower depreciation rates on older assets.

     General and administrative costs declined by approximately $933,000 in 2000 compared to 1999. Staffing costs were reduced by approximately $364,000 due primarily to changes in senior management in 1999. Similarly, recruiting costs were reduced $83,000 in 2000 compared to 1999. Consulting expenses were reduced by approximately $548,000, primarily due to the completion in 1999 of the amortization of certain deferred consulting costs related to a financial consultant. Depreciation expense declined by $37,000. Offsetting these reductions was an increase of approximately $52,000 related to insurance and to securities' exchange expenses.

     Net Interest (Income) Expense. We recorded approximately $230,000 of net interest expense in 2000, compared to approximately $2,213,000 in 1999. Interest expense totaled approximately $295,000 during 2000, compared to approximately $2,350,000 during 1999. Interest expense incurred in 2000 related primarily to long-term debt and notes payable, $232,000, and the amortization of debt discount, $52,000. Of the interest expense recorded in 1999, approximately $1,847,000 was interest expense on the outstanding unsecured promissory notes with an aggregate principal amount of $2,850,000 that we issued in a unit offering completed in February of 1999 and repaid in June 1999. Included in the interest expense recorded in connection with the unsecured promissory notes were approximately $1,270,000 of amortization of debt discount and $472,000 of amortization of debt issuance costs. These notes were repaid in June 1999. In addition, we incurred approximately $324,000 in interest expense related to long-term debt issued in connection with restructured vendor accounts payable (including $50,000 of amortization of debt discount), $75,000 in interest incurred on the 5% Convertible Debentures, $60,000 related to overdue vendor payables balances, and an additional $34,000 related to capital lease obligations.

     We earned approximately $65,000 in interest income during 2000, compared to $137,000 in interest income during 1999. The interest income recorded in 1999 was earned primarily on the invested proceeds of the public offering of securities common stock that we completed in June 1999. We had lower average cash balances during 2000 available for investment compared to 1999 and accordingly earned less interest income.

     Net Loss. As a result of the foregoing factors, the net loss for 2000 decreased to approximately $6,170,000 from $12,929,000 in 1999, a decrease of approximately $6,759,000 or 52%.

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

     In the fourth quarter of 1999, the Company determined that it was no longer in the development stage. Accordingly, the addition to the inventory valuation reserve of $1,300,000 recorded in the fourth quarter was recorded against product cost of sales rather that against research and development, which had been the policy while in the development stage.

     Gross Margin on Sales. Overall gross margin on revenues recognized in 1999 was ($257,000). Of this gross margin, $836,000 was derived from product sales, and $207,000 was derived from services revenues. Offsetting these gross margins was a charge of $1,300,000 to cost of sales related to the increase in inventory valuation reserves. The gross margin percentages achieved for product and services revenues were 44% and 43%, respectively, after excluding the effect of increases to inventory valuation reserves. The gross margin on sales recorded in 1998 was $221,000, or a gross margin percentage of 29%, derived entirely from equipment sales. The increase in the gross margin on product sales is due to the discontinuance of an incentive pricing program that was conducted in 1998.

     Research and Development. Research and development costs decreased significantly to $5,040,000 in 1999, from $12,953,000 in 1998, representing a decrease of approximately $7,913,000, or 61%. The overall decrease in costs is primarily a result of our cost-reduction plan implemented in mid-1998. Approximately $2,191,000 of the reduction resulted from reduced staffing costs as engineering staffing in the research and development departments declined from an average of approximately 49 in 1998 to approximately 24 in 1999, a reduction in engineering support staff of approximately eight and the reduced use of contract labor. Recruiting and relocation expenses declined by approximately $132,000, from approximately $181,000 in 1998 to approximately $49,000 in 1999. Materials and supplies purchased to support research and development activities decreased by approximately $2,483,000 relative to 1998. During the first three quarters 1999, the Company increased the reserve for excess and obsolete material by $250,000, compared to an increase of $1,061,000 in 1998. As noted above, while the Company was in the development stage, charges to inventory valuation reserves were charged to research and development. Since leaving the development stage, charges to these reserves have been charged against product cost of sales. Decreased use of rented equipment resulted in approximately $240,000 in cost reductions. Reduced usage of design, consulting and testing services also contributed approximately $357,000 to the costs reductions during 1999, compared to the same period in 1998. In the third quarter of 1999, the management determined a project to construct certain testing equipment was no longer necessary. Accordingly, $355,000 of the costs that had been capitalized relative to that project were charged off. There were no similar charges in 1998. Allocated costs from service departments were reduced by approximately $499,000 as research and development benefited by cost reductions attained in those departments. Depreciation expense decreased by approximately $686,000 as equipment depreciated at a slower rate and the disposition and retirement of assets at one of our locations in January 1999.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to approximately $5,420,000 during 1999, from approximately $9,791,000 in 1998, a decrease of approximately $4,371,000 or 45%. The decrease in selling, general and administrative expenses reflects the results of our cost reduction program implemented in mid-1998 and $363,000 in reduced depreciation expense.

     Sales and marketing expenses decreased approximately $2,783,000 in 1999 as compared to 1998. Approximately $1,088,000 of this reduction was due to lower marketing personnel costs, partially offset by an increase of approximately $147,000 in staffing costs related to sales personnel. Approximately $133,000 of the decrease was attributable to a reduction in recruiting and relocation expenses in 1999 relative to 1998. Approximately $532,000 of the reduction was due to reduced costs associated with advertising and trade-shows. In 1998, the Company incurred a charge of $133,000 related to the cancellation of plans to open a new sales office in the Metropolitan Washington, D.C. area. Approximately $207,000 of the decrease in expenses related to reduced use of uncapitalized tools and equipment. Approximately $751,000 of the reduction in costs was related to reduced costs of equipment shipped to demonstration and evaluation sites in 1999 compared to 1998.

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

     General and administrative costs declined by approximately $779,000 in 1999 compared to 1998. The Company reduced professional services costs by approximately $270,000 and printing and production costs associated with production of investor relations materials by $145,000 in 1999 compared to 1998. Costs of general supplies, printing and postage were reduced approximately $67,000. In 1998, the Company recorded a loss of $220,000 related to the disposal of a leased facility. No similar charge was incurred in 1999. Offsetting these reductions was an increase in general and administrative staffing costs of $117,000 and recruiting and relocation expenses of $75,000. Overall costs allocated to the sales, general and administrative departments from service departments were reduced by $103,000.

     Net Interest (Income) Expense. We recorded approximately $2,213,000 of net interest expense in 1999, compared to approximately $120,000 of net interest income in 1998. Interest expense totaled approximately $2,350,000 during 1999, compared to approximately $171,000 during 1998. Of the interest expense recorded in 1999, approximately $1,847,000 was interest expense on the outstanding unsecured promissory notes with an aggregate principal amount of $2,850,000, that we issued in a unit offering completed in February of 1999. Included in the interest expense recorded in connection with the unsecured promissory notes was approximately $1,270,000 of amortization of debt discount and $472,000 of amortization of debt issuance costs. These notes were repaid in June 1999. In addition, we incurred approximately $324,000 in interest expense related to long-term debt issued in connection with restructured vendor accounts payable (including $50,000 of amortization of debt discount), $75,000 in interest incurred on the 5% Convertible Debentures, $60,000 related to overdue vendor payables balances and an additional $34,000 related to capital lease obligations.

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

     Net Loss. As a result of the foregoing factors, the net loss for 1999 decreased to approximately $12,929,000 from $22,404,000 in 1998, a decrease of approximately $9,475,000 or 42%.

LIQUIDITY AND CAPITAL RESOURCES

     We have an accumulated deficit balance of $58.6 million from our inception through December 31, 2000. We expect to incur additional operating losses for the foreseeable future, principally as a result of expenses associated with product development efforts and anticipated sales, marketing, and general and administrative expenses. During 2000, we satisfied our cash requirements principally from cash on hand as of December 31,1999, from the proceeds of our August 2000 private placement of units, which included common stock and warrants, from the exercise of options, and from collections from customers. While we anticipate that our current cash balances, together with anticipated collections from existing and future customers, and other sources of operating capital will be sufficient to fund operations for the next six months, through June 2001, there can be no assurance this will be the case. We must rely upon timely realization of anticipated sales and timely payment by our customers if we are to successfully address cash flow requirements.

     We had cash and cash equivalents of $1,660,000 at December 31, 2000 compared to $2,595,000 at December 31, 1999, a decrease of $935,000. The decrease in cash and cash equivalents was primarily the result of cash used in operations offset by cash generated from payments from customers, from our August 2000 private placement of units, and from the exercise of employee stock options during 2000.

     Net cash used in operations during 2000 was $3,234,000. The net loss in 2000, reduced by depreciation, amortization, non-cash compensation and other non-cash charges was $5,267,000. Inventory decreased by $244,000 during 2000, new purchases of inventory, offset by sales made during the period and a $100,000 increase to the reserve for obsolescence. Accounts receivable increased by $2,644,000 during 2000 as a result of new sales during the period, offset by cash received from customers relating to outstanding accounts receivable. Accounts payable increased by $1,025,000 in 2000 due primarily to increased levels of product development and inventory purchases. Deferred revenue increased $2,595,000 due to cash received from customers in connection with ongoing projects.

     Our investing activities in 2000 consisted of capital equipment purchases of $42,000 and investments in trademarks and patents of $55,000.

     We generated $2,397,000 in cash from financing activities during 2000.

     On August 25, 2000, we completed a private placement of 1,760,000 Units, each Unit consisting of one share of common stock, par value $.01 per share, of the Company and one redeemable common stock purchase warrant. The Units, priced at $1.50, generated gross proceeds of $2,640,000. Net proceeds, after expenses of approximately $439,000, were approximately $2,201,000.

     We used the approximately $2.2 million net proceeds of the private placement for research and development, product sales and marketing, and customer support operations, to repay a portion of certain debt outstanding to an inventory supplier and our legal counsel, and for working capital. We are also subject to certain restrictions on our ability to use the net proceeds of the private placement for debt repayment.

     Exercises of employee options generated $252,000 in the first three months of 2000, offset by payments of $556,000 against outstanding debt obligations.

     In the fourth quarter of 2000, we sold to a related party approximately one-fourth of our holdings of b2bVideo Network, Inc. (formerly b2bvideo.com Corp.) common stock acquired in December 1999. The $500,000 received from the related party has been accounted for as an equity investment in our company by the related party.

     We currently have an outstanding note to a trade creditor, Sanmina Corp., which was in the original principal amount of $4.3 million, relating to 1998 accounts payable due Sanmina which were reduced to a note in January 1999. In January 2000, we defaulted on the interest payment due to Sanmina and did not make subsequent interest and principal payments to Sanmina when due through August 2000. Under the current terms of the note, the Company paid $150,000 on August 25, 2000, and $150,000 in November 2000. The Company is obligated to pay an amount each month equal to a percentage of the accounts receivable that it collected in the previous calendar month, with the percentage ranging from 0% to 5%, based upon the net amount of accounts receivable that we collect, beginning in February 2001. Any principal and accrued interest thereon remaining on the note is due in full on January 12, 2002. The Sanmina note is collateralized by the Company's personal property and certain other assets. At December 31, 2000, the Company owed Sanmina approximately $3.2 million in principal and interest on this note. We are currently in compliance with the terms of this renegotiated note.

     We also have a note outstanding to our legal counsel for legal fees that were incurred prior to 1999. Under the initial terms of the note, we were obligated to make two semi-annual interest only payments and monthly principal and interest payments of approximately $26,000 per month. In January 2000, we did not make the required interest payment to our counsel, and we did not make subsequent interest and principal payments to legal counsel in 2000 when due. Subsequently, we paid our legal counsel $77,874 on the note, but continued to owe legal counsel $83,200 in late principal and interest payments. In August 2000, we renegotiated the terms of the note to our legal counsel. Under the current terms of the note, we have agreed to pay legal counsel a lump sum payment of approximately $50,000, which we have done, and $20,000 each month until the note is paid in full. The note will be fully paid down in June 2001. At December 31, 2000, we owed our legal counsel approximately $110,000 in principal and interest on this note. We are currently in compliance with the terms of this renegotiated note.

     We believe that cash from operations will support operations through June 2001. Timely receipt of that cash, however, is essential to continuing operations. Should there be a serious disruption in our anticipated receipt of cash, we may not be able to raise operating capital from any other source and we would be unable to sustain operations. There can be no guarantee that our cash from operations will meet the required timeliness criterion. We do not currently have any alternative sources of debt or equity financing. Should cash from operations prove insufficient to fund operations, and should no alternate financing arrangements materialize, we may be forced to consider alternative methods of maximizing stockholder value, which could include a sale of the Company, asset sales, workout alternatives or bankruptcy.

     As of March 5, 2001, we had cash and cash equivalents totaling $2,724,000. Although we have outstanding accounts receivable, to date our efforts to secure uniform, timely payment of these accounts receivable have been only partially successful. We also have made an effort to secure certain pre-payments on orders to provide cash, but to date these efforts have not been successful. We have exhausted the net proceeds from our private financing completed in August 2000 and, accordingly, our operating needs are funded principally from the receipt of cash from our operations. We currently have no other sources of financing. If the Company is unable to secure a cash infusion in the near future, we may not be able to continue operations.

RISK FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following are some of the important risks associated with our business and our strategy, which could impact our future financial condition and results of operations. You should read and consider carefully the following risk factors.

WE HAVE LOW CASH BALANCES AND LIMITED SOURCES OF FINANCING

     As described above in "Liquidity and Capital Resources," we rely on timely receipt of customer payments to finance our operations. At March 5, 2001, we had cash and cash equivalents totaling only $2,724,000. We have exhausted the net proceeds from our private financing completed in August 2000 and, accordingly, our operating needs are funded principally from the receipt of cash from our operations. We currently have no other sources of financing. While we believe that in the future cash from our customer payments will support our operations through June 2001, the timing and amounts of customer payments continues to be an important factor in financing our business. We cannot control customer payments and, accordingly, the failure to receive timely customer payments when due will continue to have a serious impact on our business for the foreseeable future. Timely receipt of that cash, however, is essential to continuing our operations. If we are unable to raise cash in the near future, or if we fail to timely receive anticipated customer payments, we may be unable to sustain operations. We do not currently have any alternative sources of debt or equity financing. Should cash from operations prove insufficient to fund operations, and should no alternate financing arrangements materialize, we may be forced to consider alternative methods of maximizing stockholder value, which could include a sale of the Company, asset sales, workout alternatives or bankruptcy.

We cannot assure you that we will receive the anticipated cash from our operations when required or in a timely manner.

WE MAY REQUIRE ADDITIONAL FINANCING

     To date, the cash generated from operations has not been sufficient to fund our business, and we have been dependent on financings to continue operating. However, we intend to rely on cash from operations to support continuing operations through June 2001. We do not currently have any lines of credit or bank financing, and we do not anticipate having access to bank financing for the foreseeable future. Should timely receipt of cash from operations fail to materialize, we may be required to seek additional financing. We may not be able to raise any additional money through equity or debt financings when such funds are required, on acceptable terms or at all. If we were to raise additional funds through the issuance of equity or convertible debt securities, your investment in VNCI could be substantially diluted and those securities could have preferences and privileges that your securities do not have. If we are not able to complete additional financings when capital is needed, we will not be able to continue operating.

NASDAQ DELISTING

     The Company's common stock and Public Warrants currently are quoted on the Nasdaq SmallCap Market. In order to maintain quotation of the common stock and Public Warrants on the Nasdaq SmallCap Market, the Company must maintain certain asset, capitalization or income tests and stock price tests. At December 31, 2000, the Company did not meet all of these requirements, specifically, the Company did not have $2,000,000 of net tangible assets. We believe that we will be able to reestablish the minimum net tangible assets to remain listed on the Nasdaq SmallCap Market but there can be no guarantee that we will be able to do so. If the common stock or Public Warrants are delisted from quotation on the Nasdaq SmallCap Market, then there could be material adverse consequences for the Company, its results of operations and its financial condition. These consequences include, but are not limited to:

     - limited availability of market quotations for the Company's common stock and Public Warrants;

     - limited news and analyst coverage of the Company;

     - adverse effect on the trading market for and market price of the Company's common stock and Public Warrants; and

     - adverse effect on the Company's ability to issue additional securities or secure additional financing in the future.

WE HAVE A LIMITED CUSTOMER BASE AND ATTENDANT RISK CONCENTRATION

     We have a limited customer base with several customers providing in excess of 10% of our total revenues. Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. Our cash and cash equivalents are held with U.S. commercial banks. We have not experienced any losses related to our cash and cash equivalents. We generally grant uncollateralized credit terms to our customers and have not experienced any credit-related losses. Four customers accounted for 18%, 15%, 11% and 11%, respectively, of total revenues for the year ended December 31, 2000. Three customers accounted for 33%, 32% and 25%, respectively, of accounts receivable outstanding as of December 31, 2000. Three customers accounted for 52%, 17% and 12%, respectively, of total revenue for the year ended December 31, 1999. Two customers accounted for 79% and 14%, respectively, of accounts receivable outstanding as of December 31, 1999. Three customers accounted for 38%, 24%, and 15%, respectively, of total revenue for the year ended December 31, 1998. Failure to diversify this customer concentration could result in our inability to continue to generate revenues sufficient to support operations.

WE MAY BE UNABLE TO MEET THE PAYMENT SCHEDULE ON NOTES PAYABLE

     We currently have an outstanding note to a trade creditor, Sanmina Corp., in the original principal amount of $4.3 million, relating to 1998 accounts payable due Sanmina which were reduced to a note in

January 1999. In January 2000, we defaulted on the interest payment due to Sanmina and did not make subsequent interest and principal payments to Sanmina when due through August 2000. In August 2000, we renegotiated the terms of the note to Sanmina. Under the current terms of the note, we paid $150,000 on August 25, 2000 and $150,000 in November 2000. We are obligated to pay an amount each month equal to a percentage of the accounts receivable that we collected in the previous calendar month, with the percentage ranging from 0% to 5%, based upon the net amount of accounts receivable that we collect, beginning in February 2001. Any principal and accrued interest thereon remaining on the note is due in full on January 12, 2002. The Sanmina note is collateralized by our personal property and certain of our other assets. At December 31, 2000, we owed Sanmina approximately $3.2 million in principal and interest on this note. We are currently in compliance with the terms of this renegotiated note.

     We also have a note outstanding to our legal counsel for legal fees that were incurred prior to 1999. Under the terms of the note, we are obligated to make two semi-annual interest only payments and monthly principal and interest payments of approximately $26,000 per month. In January 2000, we did not make the required interest payment to our counsel and we did not make subsequent interest and principal payments to legal counsel in 2000 when due. Subsequently, we paid our legal counsel $77,874 on the note, but continued to owe legal counsel $83,200 in late principal and interest payments. We renegotiated the terms of the note in August 2000. We agreed to pay legal counsel a lump sum payment of approximately $50,000, which we have done, and $20,000 each month until the note is paid in full. At December 31, 2000, we owed our legal counsel approximately $110,000 in principal and interest on this note. We are currently in compliance with the terms of this renegotiated note.

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

WE HAVE A HISTORY OF SIGNIFICANT LOSSES AND EXPECT LOSSES TO CONTINUE

     We have incurred substantial losses from operations to date and had an accumulated deficit of $58.6 million through December 31, 2000. Our financial statements for the year ended and as of December 31, 2000 indicate that there is substantial doubt about our ability to continue as a going concern.

     We recognized $8.8 million in revenues during 2000, recognized only $2.4 million in revenues during 1999, and we recognized only $766,000 in revenues from the sale of products during 1998. We did not recognize any revenues in 1997. Accordingly, there is limited historical basis for you to expect that we will be able to realize sufficient operating revenues or profits in the future to support continuing operations. We have a limited backlog for revenue during the first six months of 2001, and we cannot predict with accuracy what our revenues will be in the future. Our ability to generate sales and to recognize operating revenues in the future will depend on a number of factors, certain of which are beyond our control, including:

     - customer acceptance of products shipped and installed to date and in the future;

     - our ability to generate new sales of products and secure customer acceptance; and

     - customer payments.

WE HAVE A LIMITED OPERATING HISTORY

     Although we were incorporated in 1993, we focused on research and development until we shipped our first commercial VidPhone system in the third quarter of 1998. Carl Muscari, our Chairman, President and Chief Executive Officer, joined us in September 1999. In January 2000, we hired Stephen A. LaMarche as Vice President, Sales and Marketing. Because of our limited operating history and the relatively short tenure of several of our key senior managers, you have limited information on which to assess our ability to realize operating revenues or profits in the future.

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

     Resellers May Not Be Effective Distributors. Sales to third-party resellers are expected to generate a significant part of our future revenues. However, we have sold only a limited number of video network systems and components under our reseller arrangements and to date have recognized minimal revenues from those sales. We currently have limited orders from our resellers for additional sales of VidPhone systems. If our resellers fail to market and sell our products, or our products fail to become an accepted part of the resellers' product offerings, the value of your investment could be reduced.

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

THE MARKET FOR VIDEO COMMUNICATIONS PRODUCTS MAY NOT DEVELOP

     The market for video communications products continues to evolve rapidly. As is typical for a new technology, demand for and market acceptance of new products is unpredictable. If the market for video communications products fails to develop or develops more slowly than expected, our business and financial condition could be materially and adversely affected.

UNCERTAIN PROTECTION OF INTELLECTUAL PROPERTY

     Our success will depend, in part, on our ability to protect our intellectual property rights to our proprietary hardware products. Toward that end, we rely in part on trademark, copyright and trade secret laws to protect our intellectual property in the U.S. and abroad. The degree of protection provided by patents is uncertain and involves largely unresolved complex legal and factual questions.

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

OUR MARKET VALUE IS HIGHLY VOLATILE

     The market price of our common stock has been highly volatile and may continue to fluctuate in the future. We completed an initial public offering of 295,714 shares of our common stock at a price of $38.50 per share in April 1997. Subsequently, in November 1997 we completed a follow-on public offering of 142,857 shares of common stock at a price of $161.875 per share. In June of 1999, we completed a public offering of 2,300,000 units, each unit consisting of three shares of common stock and two warrants with an exercise price of $4.00. The units were sold at a price of $7.50 per unit. On March 9, 2001, the last sales prices of our common stock and Public Warrants as reported on the Nasdaq SmallCap market was $2.16 per share and $0.66 per Public Warrant. As a result of our stock price volatility, it is difficult to determine the market value of our company. We have no way of ascertaining the prices of our equity securities in the future.

SUBSTANTIAL NUMBERS OF SHARES OF OUR COMMON STOCK WILL BECOME AVAILABLE FOR FUTURE SALE IN THE PUBLIC MARKET

     We have a substantial number of shares of our common stock, including shares issuable upon exercise of certain outstanding options and warrants, that will soon become available for sale in the public market. We cannot predict the effect that any future sales of shares of common stock, or the availability of such shares for sale, will have on the market price of the common stock from time to time. We believe that sales of substantial numbers of shares of common stock, or the perception that such sales could occur, could adversely affect prevailing market prices of the common stock and our ability to raise capital in the future through the sale of additional securities.

     Certain shares of our common stock held by existing stockholders constitute "restricted shares" as defined in Rule 144 under the Securities Act. These shares may only be sold if they are registered under the Securities Act or sold under Rule 144 or another exemption from registration under the Securities Act. Sales under Rule 144 are subject to the satisfaction of certain holding periods, volume limitations, manner of sale requirements, and the availability of current public information about us. A substantial portion of all of our restricted shares of common stock either will soon be eligible for sale pursuant to Rule 144 or have been registered under the Securities Act for resale by the holders. This will permit the sale of registered shares of common stock in the open market or in privately negotiated transactions without compliance with the requirements of Rule 144. We are unable to estimate the amount, timing or nature of future sales of outstanding common stock.

     In addition to the restricted shares of common stock, we have reserved shares of common stock for issuance upon exercise of outstanding warrants and options. Shares of common stock issuable in the future upon exercise of these options and warrants could hinder future financings. In addition, the holders of some of these options and warrants, and the holders of certain restricted shares of common stock, have registration rights, and the sale of shares of common stock upon exercise of those rights or the availability of such shares for sale could adversely affect the market price of our common stock.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1999, the FASB issued Statement of Financial Accounting Standard ("SFAS") 137, "Accounting for Derivative Instruments and Hedging
Activities -- Deferral of the Effective Date of SFAS 133" ("SFAS 137"). SFAS 137 amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which was issued in June 1998 and was to be effective previously for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 137 defers the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. Earlier application is permitted. In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("SFAS 138"). SFAS 138 establishes accounting and reporting standards for a limited number of derivative instruments and hedging activities when implementing SFAS 133. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company anticipates that due to its limited use of derivative instruments, this adoption will not have a material impact on the results of operations, financial position or cash flows.

INFLATION

     The impact of inflation on our business has been insignificant to date, and we believe that it will continue to be insignificant for the foreseeable future.

ITEM 7.  FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................  F-1
Balance Sheets as of December 31, 1999 and 2000.............  F-2
Statements of Operations for the years ended December 31,
  1998, 1999, and 2000......................................  F-3
Statements of Changes in Stockholders' Equity for the years
  ended December 31, 1998, 1999, and 2000...................  F-4
Statements of Cash Flows for the years ended December 31,
  1998, 1999 and 2000.......................................  F-5
Notes to Financial Statements...............................  F-6

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Video Network Communications, Inc.:

     In our opinion, the accompanying balance sheets and the related statements of operations, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Video Network Communications, Inc. (the "Company") at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
March 6, 2001

                       VIDEO NETWORK COMMUNICATIONS, INC.

                                 BALANCE SHEETS

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           2000
                                                              ------------   ------------
                                         ASSETS
Current assets:
Cash and cash equivalents...................................  $  2,594,529   $  1,660,051
Accounts receivable.........................................       376,580      3,020,377
Inventories.................................................     4,913,115      4,668,938
Other current assets........................................       107,379         42,889
                                                              ------------   ------------
Total current assets........................................     7,991,603      9,392,255
Property and equipment, net.................................     1,304,785        682,815
Trademarks and patents, less accumulated amortization of
  $37,889 and $58,473 in 1999 and 2000, respectively........       234,343        269,029
Other assets................................................        68,309          8,309
                                                              ------------   ------------
                                                              $  9,599,040   $ 10,352,408
                                                              ============   ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable...............................................  $     20,000   $     29,806
Accounts payable............................................       462,065      1,486,949
Deferred revenue............................................        28,068      2,623,303
Accrued liabilities.........................................       858,785      1,645,516
Current portion of notes payable............................     1,685,536        109,102
Obligations under capital lease, current portion............         7,798          7,635
                                                              ------------   ------------
Total current liabilities...................................     3,062,252      5,902,311
Notes payable...............................................     1,717,805      2,855,617
Obligations under capital lease.............................        37,890         24,556

COMMITMENTS (Note 6)

Stockholders' equity:
Preferred stock, par value $.01, 2,500,000 shares
  authorized; -0- issued at December 31, 1999 and 2000,
  respectively..............................................            --             --
Common stock, par value $.01, 30,000,000 shares authorized;
  8,812,141 and 10,667,970 issued and outstanding at
  December 31, 1999 and 2000, respectively..................        88,121        106,680
Additional paid-in capital..................................    57,170,884     60,110,721
Accumulated deficit.........................................   (52,477,912)   (58,647,477)
                                                              ------------   ------------
Total stockholders' equity..................................     4,781,093      1,569,924
                                                              ------------   ------------
                                                              $  9,599,040   $ 10,352,408
                                                              ============   ============

   The accompanying notes are an integral part of these financial statements.

                       VIDEO NETWORK COMMUNICATIONS, INC.

                            STATEMENTS OF OPERATIONS

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                          1998           1999          2000
                                                      ------------   ------------   -----------
Revenues:
  Products..........................................  $    765,617   $  1,911,952   $ 6,520,475
  Services..........................................            --        483,159     2,248,914
                                                      ------------   ------------   -----------
Total revenues......................................       765,617      2,395,111     8,769,389
                                                      ------------   ------------   -----------
Cost of sales:
  Products..........................................       544,853      2,375,590     4,393,458
  Services..........................................            --        276,074     1,536,835
                                                      ------------   ------------   -----------
Total cost of sales.................................       544,853      2,651,664     5,930,293
                                                      ------------   ------------   -----------
Gross margin........................................       220,764       (256,553)    2,839,096
                                                      ------------   ------------   -----------
Operating expenses:
Research and development............................    12,953,469      5,039,981     3,770,234
Selling, general and administrative.................     9,791,108      5,419,855     5,008,465
                                                      ------------   ------------   -----------
Total operating expenses............................    22,744,577     10,459,836     8,778,699
                                                      ------------   ------------   -----------
Loss from operations................................   (22,523,813)   (10,716,389)   (5,939,603)
Interest income (expense), net......................       120,236     (2,212,840)     (229,962)
                                                      ------------   ------------   -----------
Net loss............................................   (22,403,577)   (12,929,229)   (6,169,565)
Cumulative Series B dividend........................       (23,958)       (31,675)           --
                                                      ------------   ------------   -----------
Net loss attributable to common stockholders........  $(22,427,535)  $(12,960,904)  $(6,169,565)
                                                      ============   ============   ===========
Net loss per common share - basic and diluted.......  $     (27.45)  $      (2.52)  $      (.65)
                                                      ============   ============   ===========
Weighted average shares outstanding - basic and
  diluted...........................................       816,972      5,152,988     9,508,644
                                                      ============   ============   ===========

   The accompanying notes are an integral part of these financial statements.

                       VIDEO NETWORK COMMUNICATIONS, INC.

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1999, AND 2000

                                                            ADDITIONAL       SERIES B
                                                  COMMON      PAID-IN       CONVERTIBLE     ACCUMULATED
                                      SHARES      STOCK       CAPITAL     PREFERRED STOCK     DEFICIT         TOTAL
                                    ----------   --------   -----------   ---------------   ------------   ------------
Balance, December 31, 1997........     810,978   $ 8,110    $36,009,125     $        --     $(17,145,106)  $ 18,872,129
Exercise of warrants..............       8,839        88        205,849              --              --         205,937
Exercise of common stock options
  at $6.63/share..................         330         3         15,301              --              --          15,304
Compensation expense related to
  options granted to financial
  advisor.........................          --        --        563,687              --              --         563,687
Issuance of Series B Convertible
  Preferred Stock.................          --        --             --       1,150,000              --       1,150,000
Dividend..........................          --        --        (23,958)         23,958              --              --
Net loss..........................          --        --             --              --     (22,403,577)    (22,403,577)
                                    ----------   --------   -----------     -----------     ------------   ------------

Balance, December 31, 1998........     820,147     8,201     36,770,004       1,173,958     (39,548,683)     (1,596,520)
Issuance of common stock in
  connection with issuance of
  unsecured promissory notes......     160,701     1,607      1,275,382              --              --       1,276,989
Return of shares issued with
  unsecured promissory note.......      (4,284)      (43)       (34,743)             --              --         (34,786)
Issuance of warrants in connection
  with issuance of long-term
  debt............................          --        --        146,342              --              --         146,342
Shares issued in connection with
  public offering, net of
  expenses........................   6,900,000    69,000     14,057,161              --              --      14,126,161
Issuance of Underwriter's Purchase
  Option..........................          --        --            100              --              --             100
Conversion of Debentures..........     873,415     8,734      3,266,589              --              --       3,275,323
Conversion of Series B Convertible
  Preferred Stock.................      62,162       622      1,205,011      (1,205,633)             --              --
Compensation expense related to
  options granted to financial
  advisor.........................          --        --        516,713              --              --         516,713
Dividend..........................          --        --        (31,675)         31,675              --              --
Net loss..........................          --        --             --              --     (12,929,229)    (12,929,229)
                                    ----------   --------   -----------     -----------     ------------   ------------

Balance, December 31, 1999........   8,812,141    88,121     57,170,884              --     (52,477,912)      4,781,093
Exercise of common stock
  options.........................      95,829       959        250,593              --              --         251,552
Issuance of common stock in
  private placement, net of
  expenses........................   1,760,000    17,600      2,183,758              --              --       2,201,358
Issuance of Placement Agent's
  Purchase Option.................          --        --            100              --              --             100
Proceeds from sale of investment
  to related party................          --        --        500,000              --              --         500,000
Compensation expense related to
  non-employee options............          --        --          5,386              --              --           5,386
Net loss..........................          --        --             --              --      (6,169,565)     (6,169,565)
                                    ----------   --------   -----------     -----------     ------------   ------------
Balance, December 31, 2000........  10,667,970   $106,680   $60,110,721     $        --     $(58,647,477)  $  1,569,924
                                    ==========   ========   ===========     ===========     ============   ============

   The accompanying notes are an integral part of these financial statements

                       VIDEO NETWORK COMMUNICATIONS, INC.

                            STATEMENTS OF CASH FLOWS

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                          1998           1999          2000
                                                      ------------   ------------   -----------
Cash flows from operating activities:
Net loss............................................  $(22,403,577)  $(12,929,229)  $(6,169,565)
Adjustments to reconcile net loss to net cash used
  in operating activities:
  Depreciation......................................     2,229,437      1,167,100       664,403
  Amortization......................................        11,440         15,230        20,584
  Interest expense related to issuance of
     warrants.......................................            --         49,683        51,876
  Interest expense related to debentures............        75,674         74,649            --
  Amortization of debt discount.....................            --      1,271,070            --
  Amortization of debt issuance costs...............            --        472,313            --
  Non-cash compensation expense.....................       563,687        516,713         5,386
  Net loss on sale of fixed assets..................            --         10,469            --
  Provision for obsolete inventory..................            --      1,300,000       100,000
  Other non-cash charges............................        18,819        354,992        60,000
Changes in operating assets and liabilities:
  Accounts receivable...............................      (184,670)      (191,910)   (2,643,797)
  Other current assets..............................       654,643        114,463       115,580
  Inventories.......................................    (4,125,091)       680,686       144,177
  Other assets......................................         4,198          2,095            --
  Accounts payable..................................     3,710,956     (2,711,350)    1,024,884
  Deferred revenues.................................       (93,180)       (11,932)    2,595,235
  Accrued liabilities...............................        89,508        198,936       796,985
                                                      ------------   ------------   -----------
       Net cash used in operating activities........   (19,448,156)    (9,616,022)   (3,234,252)
Cash flows from investing activities:
  Increase in trademarks and patents................      (103,169)       (49,369)      (55,270)
  Proceeds from the sale of property and
     equipment......................................         5,000         84,580            --
  Proceeds from the sale of leasehold
     improvements...................................     1,470,000             --            --
  Purchase of property and equipment................    (3,763,231)       (71,780)      (42,433)
                                                      ------------   ------------   -----------
       Net cash (used in) provided by investing
          activities................................    (2,391,400)       (36,569)      (97,703)
                                                      ------------   ------------   -----------
Cash flows from financing activities:
  Net proceeds from the issuance of Series B
     preferred stock................................     1,150,000             --            --
  Net proceeds from the issuance of common stock and
     warrants.......................................            --     14,126,161     2,201,358
  Net proceeds from the issuance of stock options...            --            100           100
  Net proceeds from the exercise of stock options...        15,304             --       251,552
  Net proceeds from the exercise of warrants........       205,937             --            --
  Net proceeds from the issuance of debentures......     3,125,000             --            --
  Net proceeds from the issuance of unsecured
     Promissory notes and common stock..............            --      2,395,604            --
  Repayment of unsecured promissory notes...........            --     (2,850,000)           --
  Repayments of notes payable.......................      (144,661)    (1,280,543)     (542,036)
  Proceeds from the issuance of notes payable to
     related parties................................            --         36,000            --
  Repayment of notes payable to related parties.....            --        (36,000)           --
  Proceeds from sale of investment to related
     party..........................................            --             --       500,000
  Principal payments on capital leases..............      (702,926)      (152,734)      (13,497)
                                                      ------------   ------------   -----------
       Net cash provided by financing activities....     3,648,654     12,238,588     2,397,477
                                                      ------------   ------------   -----------
Net increase (decrease) in cash and cash
  equivalents.......................................   (18,190,902)     2,585,997      (934,478)
Cash and cash equivalents, at beginning of year.....    18,199,434          8,532     2,594,529
                                                      ------------   ------------   -----------
Cash and cash equivalents, at end of year...........  $      8,532   $  2,594,529   $ 1,660,051
                                                      ============   ============   ===========

   The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

     Video Network Communications is a Delaware corporation formed in 1993 to design, develop and market video network systems to deliver full motion, high-resolution video to the business user's desktop on a cost-effective basis. Users of the VidPhone video network system can view broadcast video, participate in multi-party videoconferences and retrieve stored video on demand. The Company's VidPhone system distributes video to and from desktop and laptop personal computers and conference rooms configured with VidPhone stations, over the same wiring used by the telephone without interfering with normal telephone usage. The Company believes that the VidPhone system offers greater functionality and compatibility with existing infrastructure and delivers higher quality than other video network or conferencing systems available today.

     The Company is offering a new technology product. The Company first introduced its technology and initial products in late 1998 and demonstrated the Company's first commercial product during the first half of 1999. The price for a typical 30-user video network system, including installation, is approximately $130,000, but this price can vary significantly based on configuration options. The Company has demonstrated revenue and sales growth over the past year despite limited sales and marketing resources and its unstable financial condition during the period.

     The Company has suffered recurring losses from operations, has experienced recurring negative cash flow from operations and an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. The Financial Statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has required substantial funding through debt and equity financings since its inception to complete its development plans and commence full-scale operations.

     While the Company has experienced significant growth in the last twelve months, it expects to continue to incur significant operating expenses to support product development efforts and to enhance its sales and marketing capabilities and organization. Nonetheless, the Company anticipates that product development expenditures will be lower than in prior years because it has introduced the commercial version of the Company's video network system. At this stage of development, it is difficult, however, to predict with accuracy the level of the Company's sales in future periods, or when marketing initiatives will result in sales. Each sale of the Company's equipment continues to account for a significant portion of total revenues. Accordingly, the Company expects to continue to experience significant, material fluctuations in the Company's revenues on a quarterly basis for the foreseeable future.

     The Company has outstanding notes payable to a trade creditor and the Company's legal counsel of approximately $3,200,000 and $110,000, respectively, at December 31, 2000. The Company cannot give assurance that it will be able to make the required principal and interest payments on the notes payable when due. In the event of default on these notes, the Company may lose those assets that serve as security or may not be able to continue to receive legal services from their attorneys. See Note 10 -- Notes Payable.

     The Company continues to evaluate all options regarding the financing of operations. The Company believes that receipts from completed sales of the Company's products and services will generate sufficient funds to support operations through June 2001. The Company also believes that future sales have the potential to finance operations for the foreseeable future assuming timely receipt of projected orders and cash therefrom. The Company does discuss financing alternatives with its investment bankers and investors and investigates potential financing arrangements with commercial banking institutions. The Company does not anticipate having access to bank financing for the foreseeable future. If the Company is not successful realizing its projected sales and the receipts therefrom and is unsuccessful in securing additional financing, the Company will be forced to consider alternative methods of maximizing shareholder value, which could include sales of the Company's assets, a sale of the Company, workout alternatives, or bankruptcy.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING

     On April 14, 1999, the stockholders of the Company approved a one share for seven shares reverse stock split of the issued and outstanding common stock, which was previously approved by the Board of Directors. The reverse stock split was effected on April 14, 1999. All references throughout these financial statements to number of shares and per share information have been restated to reflect this reverse stock split. The number of shares as restated to reflect the reverse stock split has not been adjusted to give effect to the cashing out of fractional shares. The cashing out of fractional share interests did not materially change the number of shares of common stock, as restated.

     During the fourth quarter of 1999, the Company concluded that the criteria for being considered a development stage enterprise within the meaning of Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises," no longer applied to the Company by virtue of the level of sales activity and completion of financings in 1999. Accordingly, certain information previously required to be disclosed in the financial statements has been omitted. In addition, provision for obsolete inventory, which was charged to Research and Development while in the development stage, are and will be charged to product cost of sales to the extent that such charges are recorded since leaving the development stage.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist of cash and investments with original maturities of three months or less. Cash and cash equivalents are stated at cost, which approximates fair value because of the short maturity of these investments. Interest income for the years ended December 31, 1998, 1999 and 2000 was $292,000, $137,000 and $65,000, respectively.

REVENUE RECOGNITION

     The Company's revenues, consisting principally of sales of the Company's video network system and related products, are recognized when persuasive evidence of an arrangement exists, the sales price is fixed and determinable, title and risk of loss have passed to the customer, collection is reasonably assured, and the customer has accepted the product. The Company unbundles training and installation services from product revenues using a relative fair value and recognizes the related service revenue as training or installation occurs. Service revenues are recognized at the time the services are rendered and the Company has no further obligations to the customer. Revenues from maintenance contracts are recognized ratably over the term of the contract as services are performed.

     Effective January 1, 2000, the Company changed its method of revenue recognition for certain products requiring installation in accordance with Staff Accounting Bulletin "SAB" 101, Revenue Recognition in Financial Statements. Previously, the Company recognized revenue related to both the sale and the installation of certain products at the time of shipment. The change in policy defers the installation revenue until installation is complete. The cumulative effect of the change on prior years is considered to be immaterial.

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

INVENTORY

     Inventory is valued at the lower of cost or market, with the cost being determined using the FIFO ("first-in, first-out") method of accounting.

CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company's cash and cash equivalents are held with U.S. commercial banks. The Company has not experienced any losses related to its cash and cash equivalents. The Company generally grants uncollateralized credit terms to its customers and has not experienced any credit-related losses. Four customers accounted for 18%, 15%, 11% and 11%, respectively, of total revenues for the year ended December 31, 2000. Three customers accounted for 33%, 32%, and 25%, respectively, of accounts receivable outstanding as of December 31, 2000. Three customers accounted for 52%, 17%, and 12%, respectively, of total revenue for the year ended December 31, 1999. Two customers accounted for 79% and 14%, respectively, of accounts receivable outstanding as of December 31, 1999. Three customers accounted for 38%, 24%, and 15%, respectively, of total revenue for the year ended December 31, 1998.

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

NET LOSS PER COMMON SHARE

     The Company computes basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share." Net loss per common share is based on the weighted average number of common shares and dilutive common share equivalents outstanding during the periods presented. Basic earnings (loss) per share are calculated by dividing net income (loss) by the weighted average shares outstanding. Diluted earnings (loss) per share reflect the dilutive effect of stock options and warrants and are presented only if the effect is not anti-dilutive. As the Company incurred losses for all periods, there is no difference between basic and diluted earnings per share for any period presented. Had options and warrants been included in the computation, shares for the diluted computation would have increased by approximately 6,446,244 and 9,006,665 as of December 31, 1999 and 2000, respectively.

ADVERTISING EXPENSE

     The Company recognizes advertising expense as incurred. Advertising expenses of $116,463, $2,634 and $13,708 were incurred in 1998, 1999, and 2000, respectively.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FINANCIAL INSTRUMENTS

     The carrying value of cash and cash equivalents, accounts receivable and notes payable approximate fair value because of the relatively short maturity of those instruments.

STOCK-BASED COMPENSATION

     The Company accounts for its options granted to employees and directors in accordance with APB Opinion No. 25. Accordingly, no compensation expense has been recognized for the options granted to employees or directors, since the exercise price of the options has been in excess of or equal to the fair value of the options on the date of grant, as determined by the Board of Directors. For options granted to consultants, the Company recognizes an appropriate compensation expense in accordance with APB Opinion No. 25. The Company discloses the pro forma net loss and loss per share in the notes to the financial statements in accordance with the measurement provisions of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." See Note 11 -- Capital Stock Transactions.

COMPREHENSIVE INCOME

     The Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income," effective January 1, 1998. The statement requires a full set of general purpose financial statements to be expanded to include the reporting of "comprehensive income." Comprehensive income is comprised of two components, net income and other comprehensive income. For the years ended December 31, 1999 and 2000, the Company had no other comprehensive income.

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

COMPREHENSIVE INCOME

     The Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income," effective January 1, 1998. The statement requires a full set of general purpose financial statements to be expanded to include the reporting of "comprehensive income." Comprehensive income is comprised of two components, net income and other comprehensive income. For the years ended December 31, 1999 and 2000, the Company had no other comprehensive income.

3. INVENTORIES

     Inventories, net of reserves, consist of the following at:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1999         2000
                                                              ----------   ----------
Raw materials...............................................  $4,355,895   $3,788,851
Finished goods..............................................     557,220      880,087
                                                              ----------   ----------
                                                              $4,913,115   $4,668,938
                                                              ==========   ==========

4. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following at:

                                                                   DECEMBER 31,
                                                             -------------------------
                                                                1999          2000
                                                             -----------   -----------
Computer and laboratory equipment..........................  $ 3,060,416   $ 3,076,959
Computer software..........................................      470,426       470,426
Leasehold improvements.....................................      606,912       606,912
Furniture and fixtures.....................................      850,432       876,322
Office equipment...........................................      173,333       173,333
                                                             -----------   -----------
                                                               5,161,519     5,203,952
Accumulated depreciation...................................   (3,856,734)   (4,521,137)
                                                             -----------   -----------
                                                             $ 1,304,785   $   682,815
                                                             ===========   ===========

     Depreciation expense for the years ended December 31, 1998, 1999, and 2000 was $2,229,437, $1,167,100, and $664,403, respectively.

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

     In the first quarter of 1999, the Company sold certain office furniture, equipment, and leasehold improvements to a third party who assumed a lease on property that the Company previously occupied. The Company received net proceeds of $81,000 from the asset sale.

6. COMMITMENTS

     The Company leases office and manufacturing space and office equipment under various operating and capital leases. Commitments for minimum rentals under non-cancelable leases at December 31, 2000 are as follows:

                                                              CAPITAL   OPERATING
                                                              LEASES      LEASES
                                                              -------   ----------
2001........................................................  $17,040   $  322,894
2002........................................................   17,040      322,228
2003........................................................    2,840      328,759
2004........................................................       --      335,205
2005........................................................       --      335,205
Thereafter..................................................       --      841,236
                                                              -------   ----------
Total minimum lease payments................................   36,920   $2,485,527
                                                                        ==========
Less amount representing interest...........................   (4,729)
                                                              -------
Present value of net minimum lease payments.................  $32,191
                                                              =======

     Property and equipment at year-end include the following amounts for capitalized leases:

                                                                1999       2000
                                                              --------   --------
Office equipment............................................  $ 64,545   $ 64,545
Accumulated depreciation....................................   (38,727)   (49,055)
                                                              --------   --------
                                                              $ 25,818   $ 15,490
                                                              ========   ========

     Rent payments made in 1998, 1999, and 2000 were $793,000, $402,000 and
$314,000, respectively.

7. ACCRUED LIABILITIES

     Accrued liabilities consisted of the following at:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1999        2000
                                                              --------   ----------
Accrued compensation expenses...............................  $468,637   $  411,281
Accrued warranty expenses...................................   120,070      326,098
Accrued project expenses....................................        --      348,000
Accrued interest............................................   120,587      322,431
Other accrued expenses......................................   149,491      237,706
                                                              --------   ----------
                                                              $858,785   $1,645,516
                                                              ========   ==========

8. INCOME TAXES

     As of December 31, 2000, Video Network Communications, Inc. had federal net operating losses ("NOL") of approximately $51,192,000 which may be available to offset future federal income tax liabilities and expire at various dates through 2020. The Video Network Communications, Inc. deferred tax asset includes certain stock option exercise deductions of $267,000. This deferred tax asset has been fully reserved until it is more likely than not that the benefit from the exercise of stock options will be realized. The benefit from this deferred tax asset will be recorded as a credit to additional paid-in capital when realized. As required by Statement of Financial Accounting Standards No. 109, management of Video Network Communications, Inc. has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating losses. Management has determined that it is more likely than not that Video Network Communications, Inc. will not recognize the benefits of federal and state deferred tax assets and, as a result, a valuation allowance of approximately $20,052,000 has been established at December 31, 2000.

     Ownership changes, as defined in the Internal Revenue Code, may have limited the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income. Subsequent ownership changes could further affect the limitation in future years.

     The components of the Company's net deferred tax position and the tax effects of the temporary differences giving rise to the Company's deferred tax assets (liabilities) as of December 31, 1999 and 2000 are as follows:

                                                               1999           2000
                                                           ------------   ------------
Net operating loss carryforwards.........................  $ 16,694,000   $ 18,534,000
Accrued liabilities......................................       122,000        156,000
Reserves.................................................     1,551,000        983,000
Depreciation and amortization............................       409,000        398,000
                                                           ------------   ------------
Gross deferred tax asset.................................    18,776,000     20,071,000
Valuation allowance......................................   (18,776,000)   (20,052,000)
                                                           ------------   ------------
                                                                      0         19,000
Deferred tax liability:
  Allowance for bad debts................................             0        (17,000)
  Intangible assets......................................             0         (2,000)
                                                           ------------   ------------
Net deferred tax asset...................................  $          0   $          0
                                                           ============   ============

9. SUBORDINATED CONVERTIBLE DEBENTURE

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

10. NOTES PAYABLE

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

     In January 2000, the Company defaulted on the interest payment due to Sanmina and did not make subsequent interest and principal payments to Sanmina when due through August 2000. In August 2000, the Company renegotiated the terms of the note to Sanmina. Under the current terms of the note, the Company paid $150,000 on August 25, 2000, and $150,000 in November 2000. The Company is obligated to pay an amount each month equal to a percentage of the accounts receivable that it collected in the previous calendar month, with the percentage ranging from 0% to 5%, based upon the net amount of accounts receivable that it collects, beginning in February 2001. Any principal and accrued interest thereon remaining on the note is due in full on January 12, 2002. The Sanmina note is collateralized by the Company's personal property and certain other assets. At December 31, 2000, the Company owed Sanmina approximately $3.2 million in principal and interest on this note. The Company is in compliance with the terms of this renegotiated note.

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

     Prior to the August 2000 private placement of units discussed in Note 11, the Company had paid legal counsel $77,874 on the note, but continued to be in default with respect to payments required by the terms of the debt instrument. The note was renegotiated in August 2000 in connection with the private placement to require the Company to make an approximately $50,000 payment at the time of the closing of the private placement in August 2000, which the Company did, and to make monthly payments of $20,000 until the balance of the note is fully paid. At December 31, 2000, the Company owed legal counsel approximately $110,000 in principal and interest on this note. The Company is in compliance with the terms of this renegotiated debt agreement.

11. CAPITAL STOCK TRANSACTIONS

PRIVATE PLACEMENT OF UNITS -- FEBRUARY 1999

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

PRIVATE PLACEMENT OF UNITS -- AUGUST 2000

     On August 25, 2000, the Company completed a private placement (the "Private Placement") of 1,760,000 units, each unit consisting of one share of common stock and one warrant ("Warrant"), at a price of $1.50 per unit. Net proceeds of this private placement were $ 2,201,358. The units were not separately certificated, and the Company did not issue any separate units as securities in the Private Placement. The Warrants entitle the holder to purchase one share of the Company's common stock for an initial exercise price of $4.00 during the period from February 26, 2001 to June 15, 2004, subject to prior redemption. The Warrants are identical to the Company's outstanding Public Warrants to purchase up to 4,600,000 shares of the Company's common stock at an initial exercise price of $4.00 per share, which are currently trading on The Nasdaq SmallCap Market under the symbol "VNCIW," except that, pursuant to the terms of the securities, the Warrants may not be exercised until February 26, 2001. The Company may redeem the Warrants at any time after February 26, 2001 so long as they are the subject of an effective registration statement filed with the Securities and Exchange Commission (the "Commission"), at a price of $.01 per Warrant on not less than 30 days' prior written notice if the last sale price of the common stock has been at least 200% of the then exercise price per Warrant (initially $8.00) for the 20 consecutive trading days ending on the third day prior to the date on which the notice is given.

     The Company offered the units through EBC, as its exclusive placement agent for the Private Placement, on a "best efforts, all or none" basis. The units were offered and sold only to persons who qualified as "accredited investors," as defined in Rule 501(a) under the Securities Act of 1933, as amended (the "Securities Act"). As compensation to EBC for its services as placement agent, the Company paid EBC an 8% commission and a 2% non-accountable expense allowance. The Company also issued to EBC a purchase option (the "Purchase Option"), which permits EBC to purchase 264,000 shares of common stock and 264,000 Warrants (each share of common stock and Warrant must be purchased together as a unit) at an exercise price of $2.125 per share of common stock and Warrant purchased. The Company also granted to EBC a 30-day right of first refusal to underwrite or place future offerings for which the Company engages the services of an investment banker for a period of three years after the closing of the Private Placement. In addition, the Company agreed for a period of three years from the closing of the Private Placement to either appoint to the Company's Board of Directors a person designated by EBC or to permit EBC to send a representative to observe each meeting of the Board. No person has been designated by EBC for appointment to the Company's Board. The Company also agreed to pay "source fees" to EBC for a period of 24 months, if EBC introduces potential investors to us and such investors make subsequent investments in the Company.

     The Company is in the process of filing a registration statement in accordance with the Company's contractual agreement with the investors in the Private Placement to register the offering and resale of the securities covered by the registration statement. In connection with the Private Placement, the Company agreed to use its best efforts to have a registration statement covering the offering and sale of the securities issued in the Private Placement declared effective by the Commission no later than December 23, 2000 (the "Target Date"). Because the registration statement was not declared effective by the Target Date, the Company was required to issue on the Target Date to each investor in the Private Placement and to EBC (or its designee) as holder of the Purchase Option, the Extra Warrants to purchase that number of shares of Common Stock equal to five percent of the number of Warrants purchased by the investor in the Private Placement (and, as to EBC or its designee, five percent of the number of Warrants underlying the Purchase Option) a total of 101,194 Extra Warrants. The Extra Warrants have the same terms as the Warrants. The Company will be required to issue Extra Warrants on each monthly anniversary of the Target Date until the earlier of the effective date of the registration statement or the nineteenth monthly anniversary of the Target Date. See Note 17 -- Subsequent Events.

COMMON STOCK

     In May 1998, the Company's stockholders approved an increase in the total number of shares of common stock authorized for issuance from 10,000,000 shares to 30,000,000. The Company filed a Second Amended and Restated Certificate of Incorporation to effectuate such increase in May 1998.

     In February 1999, the Company issued a total of 160,701 shares of its common stock as part of units issued in a private placement of 28.5 units, consisting of unsecured promissory notes with a principal amount of $2,850,000 and 160,701 shares of common stock. The Company received net proceeds of approximately $2,396,000 from the private placement.

     In June 1999 the Company completed a public offering of 2,000,000 units and realized approximately $12.1 million in net proceeds from the offering. Each unit consisted of three shares of common stock and two Public Warrants to purchase common stock at an exercise price of $4.00 per share. The Public Warrants became exercisable in June of 2000, one year from the date of closing of the public offering. The Public Warrants are callable when they are exercisable and after the Company's common stock has closed at $8.00 or more for twenty consecutive trading days. Also in June of 1999, the underwriter exercised the 15% over-allotment option that the Company had granted to it in connection with the June 1999 public offering of units. Upon exercise of the option, the underwriter purchased 300,000 units, consisting of 900,000 shares of common stock and 600,000 Public Warrants to purchase common stock at an exercise price of $4.00 per share. The Company received net proceeds of $2.0 million from the exercise of the underwriter's over-allotment option.

     A summary of the number of shares of common stock subject to purchase under all warrant agreements and related exercise prices as of December 31, 2000 is as follows:

NUMBER OF SHARES                               EXERCISE PRICE
----------------                               --------------
      46,662                                       $28.00
      14,666                                       $27.27
      42,587                                       $22.50
       7,665                                       $18.75
       2,142                                       $56.00
      39,286                                       $19.25
       5,714                                       $18.59
   6,461,194                                       $ 4.00
   ---------
   6,619,916
   =========

STOCK OPTIONS

     In December 1997, the Company granted to an investment banking firm options to purchase 17,857 shares of common stock at an exercise price $96.67 per share, which was the fair value of the stock on the date of the grant. Since this grant was for future services to be provided, the related compensation expense, in accordance with SFAS No. 123, was recorded over two years, the expected term of services. The compensation expense recorded was $20,355 in 1997, $563,687 in 1998, and $516,713 in 1999. The right to exercise these options terminates five years from the grant date.

     On September 9, 1999, stockholders of VNCI approved the Company's 1999 Stock Incentive Plan (the "Plan"). The Plan authorized the Company to issue options to employees, directors, consultants and others on up to two million six hundred and forty thousand (2,640,000) shares of common stock. The Company is restricted to having two million ten thousand of these issued and outstanding prior to June 18, 2000 as a result of an agreement with the Company's lead investment banker on its June 1999 public offering. The maximum exercise period for options granted under the Plan is ten years. Vesting and exercise periods for each individual grant are delineated in the individual grant agreement. The Company's 1996 Stock Incentive Plan closed on that date and no additional grants are available through the 1996 Stock Incentive Plan or any of the Company's other prior stock option plans. Similarly to the Plan, the maximum exercise period for options granted under the 1996 Stock Incentive Plan was ten years. Vesting and exercise periods for each individual grant were delineated in the individual grant agreement.

     As of December 31, 2000, 95,829 of the Plan's options had been exercised and 858,324 of the Plan's options were exercisable. The Company recorded compensation expense related to non-employee option grants of $5,386 in the year ended December 31, 2000.

     Stock option activity during the periods indicated is summarized as follows:

                                                                                WEIGHTED
                                                                                AVERAGE
                                                               NUMBER           EXERCISE
                                                              OF SHARES          PRICE
                                                              ---------         --------
1998
Outstanding at beginning of year............................    170,328         $52.556
Granted.....................................................    162,100         $61.677
Forfeited...................................................    (77,104)        $77,707
Exercised...................................................       (330)        $46.375
Outstanding at end of year..................................    254,994         $50.771
Exercisable.................................................     92,940         $43.827
Available for grant.........................................     61,200

1999
Outstanding at beginning of year............................    254,994         $50.771
Granted.....................................................  1,685,212          $2.712
Forfeited...................................................   (251,018)        $20.446
Exercised...................................................         --              --
Outstanding at end of year..................................  1,689,188          $7.325
Exercisable.................................................    368,714         $11.295
Available for grant.........................................    483,500

                                                                                WEIGHTED
                                                                                AVERAGE
                                                               NUMBER           EXERCISE
                                                              OF SHARES          PRICE
                                                              ---------         --------

2000
Outstanding at beginning of year............................  1,689,188          $7.325
Granted.....................................................    975,793          $1.814
Forfeited...................................................   (182,403)         $5.797
Exercised...................................................    (95,829)         $2.625
Outstanding at end of year..................................  2,386,749          $5.374
Exercisable.................................................    985,348          $8.440
Available for grant.........................................    309,560

     The following table summarizes information about stock options outstanding at December 31, 2000:

                                WEIGHTED-AVE.
                                  REMAINING
   RANGE OF         NUMBER       CONTRACTUAL    WEIGHTED-AVE.      NUMBER      WEIGHTED-AVE.
EXERCISE PRICES   OUTSTANDING   LIFE (YEARS)    EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
---------------   -----------   -------------   --------------   -----------   --------------
$1.031-$ 2.000       602,675         4.9           $ 1.159               0        $     0
$2.500-$ 4.437     1,631,936         3.8           $ 2.718         858,324        $ 2.667
$14.000-$17.066       25,712         3.5           $14.426          23,332        $14.156
$21.000-$38.500       40,347         2.6           $32.071          36,265        $32.398
$46.375-$63.525       53,938         1.6           $55.209          48,618        $55.697
$92.750-$96.670       32,141         2.2           $94.928          18,809        $96.472
                   ---------                                       -------
                   2,386,749                                       985,348
                   =========                                       =======

     All stock options granted by the Company from its inception through December 31, 2000 were granted with an exercise price per share equal to the fair value of the Company's common stock on the date of grant. In December 1996, the Company repriced the exercise price of all options previously granted to $28.00 per share, to reflect an exercise price consistent with the price per share paid by outside investors of the Series A preferred stock issued in December of 1996 and January 1997.

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

     Had compensation expense been determined based on the fair value of the options at the grant dates consistent with the method of accounting under SFAS 123, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below:

                                                              1999           2000
                                                          ------------    -----------
Net loss
  As Reported...........................................  $(12,960,904)   $(6,169,565)
  Pro forma.............................................  $(13,509,681)   $(7,878,012)
Net loss per common share
  As reported, basic and diluted........................  $      (2.52)   $      (.65)
  Pro forma, basic and diluted..........................  $      (2.62)   $      (.83)

     The fair value of each option granted in 1999 and 2000 was estimated on the date of grant using the Black-Scholes option-pricing model. The model used the following weighted-average assumptions for grants during the years ended December 31, 1999 and 2000: volatility 93% for both years; risk-free rate of return of 6.0% and 5.7 %, respectively; dividend yield of 0% for both 1999 and 2000; and an expected time to exercise of 4.2 years and 3.5 years for 1999 and 2000, respectively.

PREFERRED STOCK

  5% Cumulative Convertible Series B Preferred Stock

     In August 1998, the Company issued to certain unaffiliated investors in a private placement 209,091 shares of 5% Cumulative Convertible Series B Preferred Stock, par value $.01 per share (the "Series B Preferred Stock"), and warrants to purchase an aggregate of 7,467 shares of Common Stock at an exercise price of $42.00 per share which were valued at $94,000 (the "Series B Warrants"). The shares of Series B Preferred Stock and the Series B Warrants were issued at a purchase price of $5.50 per share, resulting in gross proceeds to the Company of $1.15 million. Dividends accrued on the Series B Preferred stock at 5% annually, were cumulative, and were payable in additional shares of Series B Preferred Stock. The Company sold and issued such securities in reliance on an exemption from registration provided by Section 4(2) of the Securities Act and Regulation D and Rule 506 promulgated thereunder.

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

12. NON-CASH TRANSACTIONS

     The following non-cash investing and financing activities occurred in the periods indicated:

                                                         1998        1999       2000
                                                       --------   ----------   -------
Current asset financed by issuance of note payable...  $230,063   $       --   $51,090
Capital lease obligations............................   718,504           --        --
Return of assets under capital lease in settlement of
  obligation.........................................        --       64,806        --
Dividend on preferred stock..........................    23,958       31,675        --
Conversion of preferred stock to common stock........        --    1,205,633        --
Conversion of subordinated debentures, and interest
  thereon, to common stock...........................        --    3,275,323        --
Reclassification of inventory to fixed assets........    32,225           --        --
Accounts payable transferred to notes payable........    40,141    3,575,000        --
Common stock issued with private placement...........        --    1,242,203        --
Warrants issued with long term debt..................        --      146,342        --
Inventory financed with note payable.................        --    1,100,000        --
Equity financing costs in prepaid expenses...........        --       28,867        --
Reduction in accrued liabilities due to sale of
  assets.............................................        --      181,678        --
Reclassification of accrued interest to note
  payable............................................        --           --    10,254
Debt issuance costs in other assets -- net...........        --       17,917        --
Interest Payments....................................    94,272      536,983    41,253

13. EMPLOYEE BENEFIT PLAN

     The Company implemented a profit-sharing plan under Section 401(k) of the Internal Revenue Code (the "Code") covering substantially all employees. The plan allows employees to make contributions up to the maximum allowed by the Code. The Company contributes one dollar to an employees account for each two dollars contributed by the employee until the employee's contribution equals 6% of the employee's annual salary. The Company contributed $31,000 and $75,000 to employee accounts during 1999 and 2000, respectively.

14. FOREIGN SALES

     Product sales were generated geographically as follows:

                                  UNITED STATES    EUROPE      ASIA      OTHER      TOTAL
                                  -------------   --------   --------   -------   ----------
1998............................   $  727,156           --         --   $38,461   $  765,617
1999............................   $2,358,338           --         --   $36,773   $2,395,111
2000............................   $7,835,514     $781,918   $151,957        --   $8,769,389

15. RELATED PARTY TRANSACTIONS

     On December 31, 1999, the Company entered into an agreement with b2bVideo Network, Inc. (formerly b2bvideo.com, Corp.), a high technology startup company that intends to provide aggregated business video content to the business market. The agreement was to become effective that day after the closing of b2bVideo Network's proposed private placement of Series A Preferred Stock in the first quarter of 2000. The agreement provides that VNCI receive an equity position in b2bVideo Network in exchange for favorable purchase terms and conditions regarding technical support and equipment provided to b2bVideo Network. B2bVideo Network's private placement closed on March 14, 2000. The Company received one million shares of common stock, equivalent to an ownership percentage of approximately fourteen and one half percent (14.5%) on a fully diluted basis on the closing date assuming conversion of all Series A Preferred Stock. The Company has ascribed no value to this equity investment during the year ended December 31, 2000. The Company recognized $209,969 in product revenue and $171,859 in cost of product revenues in sales to b2bVideo Network in the year ended December 31, 2000. There were no sales to b2bVideo Network during the years ended December 31, 1999 and 1998. Mr. James F. Bunker, a director of the Company and b2bVideo Network, participated in the private placement purchasing less than one percent of the total offering. Ms. Cheryl Snyder, CEO of b2bVideo Network, is a former director of the Company.

     On December 14, 2000, the Company sold 250,000 shares of its b2bVideo Network equity investment to Dalewood 2 for $2.00 per share or $500,000. Dalewood 2 is a venture fund that is directed and controlled by EarlyBirdCapital. EarlyBirdCapital (formerly known as Southeast Research Partners) acted as a placement agent in the August 2000 private placement of 1,760,000 units and acted as an underwriter and the representative of the June 1999 public offering of 2,300,000 units. In connection with the June 1999 public offering, the Company also engaged EarlyBirdCapital to act as an agent for the solicitation of the exercise of some of the Company's warrants. EarlyBirdCapital also acted as the placement agent for the February 1999 private placement of securities. As a result of the related party relationships, the Company's sale of shares of b2bVideo Network is treated as an equity transaction.

16. NEW ACCOUNTING PRONOUNCEMENTS

     In June 1999, the FASB issued Statement of Financial Accounting Standard ("SFAS") 137, "Accounting for Derivative Instruments and Hedging
Activities -- Deferral of the Effective Date of SFAS 133" ("SFAS 137"). SFAS 137 amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which was issued in June 1998 and was to be effective previously for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 137 defers the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. Earlier application is permitted. In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("SFAS 138"). SFAS 138 establishes accounting and reporting standards for a limited number of derivative instruments and hedging activities when implementing SFAS 133. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company anticipates that this adoption will not have a material impact on the results of operations, financial position or cash flows.

17. SUBSEQUENT EVENTS

     The Company is in the process of filing a registration statement in accordance with its contractual agreement with the investors in the August 2000 Private Placement (see Note 11 -- Capital Stock Transactions -- Private Placement of Units -- August 2000) to register the offering and resale of the securities issued in the August 2000 private placement. In connection with the Private Placement, the Company agreed to use its best efforts to have the registration statement declared effective by the Commission no later than December 23, 2000, which was 120 days after the closing date of the Private Placement (the "Target Date"). Because the registration statement was not declared effective by the Target Date, the Company was required to issue on the Target Date to each investor in the Private Placement and to EBC (or its designee) as holder of the Purchase Option, the Extra Warrants to purchase that number of shares of common stock equal to five percent of the number of Warrants purchased by the investor in the Private Placement (and, as to EBC or its designee, five percent of the number of Warrants underlying the Purchase Option). The Company will be required to issue Extra Warrants on each monthly anniversary of the Target Date until the earlier of the effective date of the registration statement or the nineteenth monthly anniversary of the Target Date. The Company was required to issue 101,194 additional Extra Warrants on January 23, 2001 and again on February 23, 2001, the first and second monthly anniversaries of the Target Date, respectively. The Extra Warrants have the same terms as the Warrants. See Note 11 -- Capital Stock Transactions.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The information required by this Item 9 is incorporated by reference in this report from our definitive proxy statement for our 2001 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than April 30, 2001. You will find our response to this Item 9 in the sections entitled "Directors and Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Election of Directors."

ITEM 10.  EXECUTIVE COMPENSATION

     The information required by this Item 10 is incorporated by reference in this report from the sections of our proxy statement entitled "Executive Compensation" and "Directors and Executive Officers -- Director Compensation."

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 11 is incorporated by reference in this report from the section of our proxy statement entitled "Security Ownership."

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 12 is incorporated by reference in this report from the section of our proxy statement entitled "Certain Transactions."

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     The following exhibits are filed herewith or are incorporated herein by reference, as indicated.

          3.1           Fourth Amended and Restated Certificate of Incorporation of
                        the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-QSB for the
                        quarter ended September 30, 1999 (the "Third Quarter 1999
                        Form 10-QSB") filed with the Securities and Exchange
                        Commission under the Securities Act of 1933, as amended).
          3.2           Amended and Restated Bylaws of the Registrant (Incorporated
                        by reference to Exhibit 3.2 to the Registrant's Registration
                        Statement on Form SB-2 (File No. 333-20625) filed with the
                        Securities and Exchange Commission under the Securities Act of 1933, as amended (the "1997 SB-2")).
          3.3           Amendment to Amended and Restated Bylaws of the Registrant
                        effective June 8, 1999 (Incorporated by reference to Exhibit
                        3.4 to the Registrant's Amended Quarterly Report on Form
                        10-QSB/A for the quarter ended June 30, 1999 filed with the
                        Securities and Exchange Commission under the Securities Act of 1933, as amended).
          4.1           Form of Warrant for the purchase of shares of common stock, issued in connection with the private placement of
                        $2,000,000 aggregate principal amount of Bridge Notes
                        (Incorporated by reference to Exhibit 3.4 to the 1997 Form
                        SB-2).
          4.2           Form of Warrant for the purchase of shares of common stock, issued in connection with the private placement of units in
                        June 1995 and August 1996 (Incorporated by reference to
                        Exhibit 3.5 to the 1997 SB-2).

          4.3           Form of Warrants for the purchase of 100,000 shares of
                        common stock, issued in connection with the private
                        placement of Series A Convertible Preferred Stock and
                        warrants in December 1996 and January 1997 (Incorporated by reference to Exhibit 3.7 to the 1997 SB-2).
          4.4           Form of Option for the purchase of 180,000 shares of common stock, issued to Barington Capital Group, L.P. (Incorporated by reference to Exhibit 3.8 to the 1997 SB-2).
          4.5           Form of Stock Option Agreement, dated December 18, 1997, by and between the Registrant and Barington Capital Group, L.P.
                        (Incorporated by reference to Exhibit 10.8 to the
                        Registrant's Annual Report on Form 10-KSB for the year ended
                        December 31, 1997).
          4.6           Specimen certificate evidencing shares of common stock of
                        the Registrant (Incorporated by reference to Exhibit 4.2 to the 1997 SB-2).
          4.7           Form of Warrant issued in connection with the Series B 5%
                        Cumulative Convertible Preferred Stock of the Registrant
                        (Incorporated by reference to Exhibit 4.11 to the
                        Registrant's Registration Statement on Form S-3 (File No.
                        333-62971) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended (the "1998
                        S-3").
          4.8           Senior Note issued to Sanmina Corporation by the Registrant with a principal amount of $4,300,000. (Incorporated by
                        reference to Exhibit 4.10 to the Registrant's Annual Report on Form 10-KSB, as amended, for the year ended December 31,
                        1998 (the "1998 Form 10-KSB").
          4.9           Note issued to Shaw Pittman by the Registrant with a
                        principal amount of $400,000 (Incorporated by reference to
                        Exhibit 4.11 to the 1998 Form 10-KSB).
         4.10           Form of Warrant for the purchase of 275,000 shares of common stock, issued to Sanmina Corporation. (Incorporated by
                        reference to Exhibit 4.12 to the 1998 Form 10-KSB).
         4.11           Form of Warrant for the purchase of 40,000 shares of common stock, issued to Shaw Pittman (Incorporated by reference to
                        Exhibit 4.13 to the 1998 Form 10-KSB).
         4.12           Form of Unsecured Promissory Note, issued on February 4,
                        1999 to various subscribers in a private placement
                        (Incorporated by reference to Exhibit 4.14 to the
                        Registrant's Registration Statement on Form SB-2 (File No.
                        333-72429) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended (the "1999 Form
                        SB-2")).
         4.13           Form of Representative's Purchase Option issued in
                        connection with the Registrant's June 1999 public offering of units (Incorporated by reference to Exhibit 4.15 to the
                        1999 Form SB-2).
         4.14           Specimen certificate evidencing Redeemable Common Stock
                        Purchase Warrant (Incorporated by reference to Exhibit 4.16 to the 1999 SB-2).
         4.15           Form of Warrant Agreement (Incorporated by reference to
                        Exhibit 4.17 to the 1999 Form SB-2).
         4.16           Specimen certificate evidencing unit issued in connection
                        with the Registrant's June 1999 public offering of units
                        (Incorporated by reference to Exhibit 4.18 to the 1999 Form
                        SB-2).
         4.17           Form of First Amendment to Warrant Agreement dated August
                        2000 by and among the Registrant, EarlyBirdCapital, Inc. and
                        Continental Stock Transfer & Trust Company (Incorporated by
                        reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated August 25, 2000 and filed with the
                        Securities and Exchange Commission on August 28, 2000 under the Securities Exchange Act of 1934, as amended (the "August
                        2000 8-K")).
         4.18           Specimen certificate, as supplemented, evidencing Redeemable
                        Stock Purchase Warrant (Incorporated by reference to Exhibit
                        4.4 to the August 2000 8-K).
         4.19           Form of Placement Agent's Purchase Option (Incorporated by
                        reference to Exhibit 4.5 to the August 2000 8-K).
         10.1*          1994 Stock Option Plan (Incorporated by reference to Exhibit
                        10.1 to the 1997 SB-2).
         10.2*          1996 Stock Incentive Plan (Incorporated by reference to
                        Exhibit 10.2 to the 1997 SB-2).
         10.3           Form of Consulting Agreement by and between the Registrant and Barington Capital Group, L.P. (Incorporated by reference to Exhibit No. 10.4 to the 1997 SB-2).
         10.4           Letter Agreement, dated October 7, 1996, between Barington
                        Capital Group and the Registrant (Incorporated by reference to Exhibit 10.5 to the 1997 SB-2).

         10.5           Letter Agreement, dated December 5, 1995, by and among PVR
                        Securities, Inc., the Registrant, Steven A. Rogers and John
                        B. Torkelsen (Incorporated by reference to Exhibit 10.6 to the 1997 SB-2).
         10.6           Form of Stock Option Agreement, dated December 18, 1997, by and between the Registrant and Barington Capital Group, L.P.
                        (Incorporated by reference to Exhibit 10.8 to the
                        Registrant's Annual Report on Form 10-KSB, as amended, for the year ended December 31, 1997).
         10.7           Strategic Alliance and Marketing Agreement between the
                        Registrant and Unisys Corporation (Incorporated by reference to Exhibit 10.9 to the 1998 Form 10-KSB).
         10.8           Agency Agreement, dated as of January 25, 1999, between
                        Southeast Research Partners, Inc. and the Registrant
                        (Incorporated by reference to Exhibit 10.11 to the 1999 Form
                        SB-2).
         10.9           Form of Subscription Agreement, dated January 25, 1999,
                        between the Registrant and certain investors (Incorporated by reference to Exhibit 10.12 to the 1999 Form SB-2).
        10.10*          Employment Agreement, dated July 13, 1998, between the
                        Registrant and James F. Bunker (Incorporated by reference to
                        Exhibit 10.13 to the 1999 Form SB-2).
        10.11           Letter Agreement dated January 12, 1999, between the
                        Registrant and Sanmina Corporation (Incorporated by
                        reference to Exhibit 10.15 to the 1998 Form 10-KSB).
        10.12           Letter Agreement dated January 21, 1999 between the
                        Registrant and Shaw Pittman Potts & Trowbridge (Incorporated
                        by reference to Exhibit 10.16 to the 1998 Form 10-KSB).
        10.13           Form of Letter Agreement between the Registrant and the
                        holders of the 5% Convertible Debentures due 2003, dated May
                        1999 (Incorporated by reference to Exhibit 10.17 to the 1999
                        Form SB-2).
        10.14*          Amendment to Employment and Consulting Agreement by and
                        between the Registrant and James F. Bunker dated as of
                        September 9, 1999 (Incorporated by reference to Exhibit
                        10.17 to the Registrant's Annual Report on Form 10-KSB for
                        the year ended December 31, 1999).
        10.15*          Employment Agreement by and between the Registrant and Carl
                        Muscari dated September 9, 1999 (Incorporated by reference to Exhibit 10.16 to the Third Quarter 1999 Form 10-QSB).
        10.16*          1999 Stock Incentive Plan (Incorporated by reference to
                        Exhibit 10.15 to the Third Quarter 1999 Form 10-QSB).
        10.17           Form of Agency Agreement dated August 2000 by and between
                        the Registrant and EarlyBirdCapital, Inc. (Incorporated by
                        reference to Exhibit 4.0 to the August 2000 8-K).
        10.18           Form of Subscription Agreement/Investor Information
                        Statement dated August 2000 by and among the Registrant and certain Investors (Incorporated by reference to Exhibit 4.1 to the August 2000 8-K).
        10.19           Form of Escrow Agreement dated August 2000 by and among the
                        Registrant, EarlyBirdCapital, Inc. and Continental Stock
                        Transfer & Trust Company (Incorporated by reference to
                        Exhibit 4.3 to the August 2000 8-K).
           11+          Statement re: computation of per share earnings.
           21+          Subsidiaries of the Registrant.

---------------
* Management contract or compensatory plan or arrangement.

+ Filed Herewith.

(b) Reports on Form 8-K:

     Current Report on Form 8-K, dated November 30, 2000 and filed with the Securities and Exchange Commission on December 7, 2000, reporting under Item 5
(i) the receipt of a purchase order of approximately $1,000,000, (ii) an increase in cash assets due in part to the sale of non-operating assets and receipt of customer payments on outstanding receivables and (iii) the negotiation of a factoring agreement for future customer accounts receivable.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

Date:  March 13, 2001

                                          VIDEO NETWORK COMMUNICATIONS, INC.
                                                      (Registrant)

                                          By:       /s/ CARL MUSCARI
                                            -----------------------------------
                                              Carl Muscari
                                              Chairman, President and Chief
                                              Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

                     SIGNATURES                                        TITLE                       DATE
                     ----------                                        -----                       ----
                  /s/ CARL MUSCARI                     Chairman, President and Chief          March 13, 2001
-----------------------------------------------------  Executive Officer
                    Carl Muscari

                 /s/ ROBERT H. EMERY                   Chief Financial Officer                March 13, 2001
-----------------------------------------------------  Vice President Administration and
                   Robert H. Emery                     Secretary

                 /s/ JAMES F. BUNKER                   Director                               March 13, 2001
-----------------------------------------------------
                   James F. Bunker

              /s/ EUGENE R. CACCIAMANI                 Director                               March 13, 2001
-----------------------------------------------------
                Eugene R. Cacciamani

              /s/ RICHARD S. FRIEDLAND                 Director                               March 13, 2001
-----------------------------------------------------
                Richard S. Friedland

                /s/ QUENTIN R. LAWSON                  Director                               March 13, 2001
-----------------------------------------------------
                  Quentin R. Lawson

                /s/ STEVEN A. ROGERS                   Director                               March 13, 2001
-----------------------------------------------------
                  Steven A. Rogers