Form 10QSB
period 2001-03-31
VIDEO NETWORK COMMUNICATIONS INC
filed 2001-05-21
CIK 944310

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

For the quarterly period ended March 31, 2001

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _________ to ____________

Commission file number 000-22235
                       ----------

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
Yes   X   No
   ------   -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of common equity, as of May 12, 2001: 10,667,970

Transitional Small Business Disclosure Format (check one):

Yes                                                                    No   X
    -----                                                                 -----

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                       VIDEO NETWORK COMMUNICATIONS, INC.


                                 BALANCE SHEETS

                                       ASSETS

                                                                           MARCH 31,      DECEMBER 31,
                                                                             2001             2000
                                                                        -------------     ------------
                                                                         (UNAUDITED)
   Current assets:
   Cash and cash equivalents                                            $  1,169,821      $  1,660,051
   Accounts receivable                                                     2,064,371         3,020,377
   Inventories                                                             5,939,109         4,668,938
   Other current assets                                                      148,473            42,889
                                                                        ------------      ------------
   Total current assets                                                    9,321,774         9,392,255
   Property and equipment, net                                               624,050           682,815
   Trademarks and patents, net                                               265,290           269,029
   Other assets                                                                8,309             8,309
                                                                        ------------      ------------
                                                                        $ 10,219,423      $ 10,352,408
                                                                        ============      ============
                     LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
   Notes payable                                                        $     95,000      $     29,806
   Accounts payable                                                        1,442,810         1,486,949
   Deferred revenue                                                        3,331,531         2,623,303
   Accrued liabilities                                                     1,665,325         1,645,516
   Current portion of notes payable                                        2,936,931           109,102
   Obligations under capital lease, current portion                           14,079             7,635
                                                                        ------------      ------------
   Total current liabilities                                               9,485,676         5,902,311
   Notes payable                                                                   -         2,855,617
   Obligations under capital lease                                            14,757            24,556
   Commitments
   Stockholders' equity:
   Preferred stock, par value $.01, 2,500,000 shares authorized;
     -0- issued at March 31, 2001 and December 31, 2000, respectively              -                 -
   Common stock, par value $.01, 30,000,000 shares authorized;
     10,667,970 outstanding at March 31, 2001 and December 31, 2000,
     respectively                                                            106,680           106,680
   Additional paid-in capital                                             60,054,137        60,110,721
   Accumulated deficit                                                   (59,441,827)      (58,647,477)
                                                                        ------------      ------------
   Total stockholders' equity                                                718,990         1,569,924
                                                                        ------------      ------------
                                                                        $ 10,219,423      $ 10,352,408
                                                                        ============      ============

   The accompanying notes are an integral part of these financial statements.

                       VIDEO NETWORK COMMUNICATIONS, INC.


                            STATEMENTS OF OPERATIONS


                                   (UNAUDITED)

                                                        FOR THE THREE MONTHS ENDED
                                                                 MARCH 31,
                                                          2001             2000
                                                       -----------      -----------
    Revenues:
       Products                                        $ 2,084,788   $      643,046
       Services                                            568,800           10,324
                                                       -----------      -----------
                                                         2,653,588          653,370
                                                       -----------      -----------
    Cost of sales:
       Products                                          1,210,987          524,631
       Services                                             45,523            3,097
                                                       -----------      -----------
                                                         1,256,510          527,728
                                                       -----------      -----------
    Gross margin                                         1,397,078          125,642
                                                       -----------      -----------
    Operating expenses:
           Research and development                        704,019          940,353
           Selling, general and administrative           1,429,582        1,049,564
                                                       -----------      -----------
                     Total operating expenses            2,133,601        1,989,917
                                                       -----------      -----------
    Loss from operations                                  (736,523)      (1,864,275)
    Interest  expense, net                                  57,827           53,625
                                                       -----------      -----------
    Net loss                                           $  (794,350)     $(1,917,900)
                                                       ===========      ===========
    Net loss per common share - basic  and diluted     $      (.07)     $     (0.22)
                                                       ===========      ===========
    Weighted average shares outstanding - basic
      and diluted                                       10,667,970        8,848,263
                                                       ===========      ===========

The accompanying notes are an integral part of these financial statements.

                       VIDEO NETWORK COMMUNICATIONS, INC.


                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                                        2001            2000
                                                                                    -----------      -----------
   Cash flows from operating activities:
       Net loss                                                                     $  (794,350)   $  (1,917,900)
       Adjustments to reconcile net loss to net cash
                used in operating activities:
        Depreciation                                                                     86,240          186,624
        Amortization                                                                      5,468            4,834
        Interest expense related to issuance of warrants                                 11,047           12,969
        Non-cash compensation expense                                                         -           22,446
        Reserve for obsolescence                                                              -          100,000
        Changes in operating assets and liabilities:
            Accounts receivable                                                         956,006         (301,575)
            Other current assets                                                        (30,584)          18,166
            Inventory                                                                (1,270,171)         278,666
            Accounts payable                                                            (44,139)        (179,567)
            Deferred revenue                                                            708,228          987,195
            Accrued liabilities                                                          19,809         (163,064)
                                                                                    -----------      -----------
                            Net cash used in operating activities                      (352,446)        (951,206)
                                                                                    -----------      -----------
   Cash flows from investing activities:
       Increase in trademarks and patents                                                (1,729)         (26,895)
       Purchase of property and equipment                                               (27,475)         (16,543)
                                                                                    -----------      -----------
                            Net cash used in investing activities                       (29,204)         (43,438)
                                                                                    -----------      -----------
   Cash flows from financing activities:
       Costs of issuing common stock                                                    (56,584)               -
       Repayments of notes payable                                                      (48,641)               -
       Proceeds from the exercise of stock options                                            -          251,552
       Principal payments on capital leases                                              (3,355)          (2,982)
                                                                                    -----------      -----------
                            Net cash (used in) provided by financing activities         108,580)         248,570
                                                                                    -----------      -----------
   Net decrease  in cash and cash equivalents                                          (490,230)        (746,074)
   Cash and cash equivalents, at beginning of period                                  1,660,051        2,594,529
                                                                                    -----------      -----------
   Cash and cash equivalents, at end of period                                      $ 1,169,821      $ 1,848,455
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

                       VIDEO NETWORK COMMUNICATIONS, INC.


                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.       BASIS OF PRESENTATION

The accompanying unaudited financial statements of Video Network Communications, Inc. (the "Company") as of March 31, 2001 and for the three months ended March 31, 2001 and 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such financial statements contain all adjustments consisting only of normal recurring entries, necessary to present fairly the financial position of the Company as of March 31, 2001 and the results of operations for the three months ended March 31, 2001 and 2000. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended and as of December 31, 2000 included in the Video Network Communications, Inc. Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the entire year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

To date, the Company has not generated substantial revenues from the sale of its products and services. The Company recognized $8,769,000 in revenues during the year 2000, and recognized $2,654,000 in revenues during the three months ended March 31, 2001. Through the first quarter of 2001, the Company had suffered recurring losses from operations, and had recurring negative cash flow from operations. At March 31, 2001, the Company had an accumulated deficit of $59,442,000 that, together with its recurring losses from operations and negative cash flow, raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has required substantial funding through debt and equity financings since its inception to complete its development plans and commence full-scale operations.

The Company may require additional cash to fund operations. At March 31, 2001, the Company had approximately $1,170,000 in cash. The Company expects to generate cash from operations during the next twelve months. However, the Company believes that this additional cash together with our existing cash may not be sufficient to fund its operations for that period. Accordingly, the Company anticipates that it may require additional financing to fund operations. The Company has begun discussions with some potential financial investors and strategic partners and is seeking to complete a financing in the near future. The Company intends to continue to fund operations with existing cash and with cash generated from customer payments of accounts receivable until it completes an additional financing. However, the timing and amount of customer payments is uncertain. The Company's ability to complete a financing, the timing of the financing and its terms are subject to a number of conditions, including market conditions, many of which are beyond the Company's control. There can be no assurance that the Company will be able to secure financing or, if obtained, the timing or the terms of any such financing. If the Company does not secure additional financing when needed, it may be forced to consider alternative methods of maximizing stockholder value, which could include a sale of the Company, asset sales, workout alternatives or bankruptcy.

2.       NET LOSS PER SHARE

The Company computes basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share". Net loss per common share is based on the weighted average number of common shares and dilutive common share equivalents outstanding during the periods presented. Basic loss per share is calculated by dividing net income by the weighted average shares outstanding. Diluted loss per share reflects the dilutive effect of stock options and warrants and are presented only if the effect is not anti-dilutive. As the Company incurred losses for all periods, there is no difference between basic and diluted earnings per share. Had options and warrants been included in the computation, shares for the diluted computation would have increased by 9,283,849 and 7,634,339 as of March 31, 2001 and 2000,
respectively.

3.       INCOME TAXES

The Company did not record a provision for income taxes for the three months ended March 31, 2001 and 2000 since the Company had a significant net operating loss carryforward available to it at March 31, 2001 and the Company had a net operating loss during the period ending March 31, 2000. The Company recorded a full valuation allowance against the net deferred tax asset generated primarily from its net operating loss carryforwards.

4.       INVENTORIES

Inventories consisted of the following at:

                                                                  MARCH 31,        DECEMBER 31,
                                                                    2001               2000
                                                               ---------------   ---------------
                                                                 (Unaudited)
                                Raw Materials                  $     5,598,859   $     3,788,851
                                Finished Goods                         340,250           880,087
                                                               ---------------   ---------------
                                                               $     5,939,109   $     4,668,938
                                                               ===============   ===============

5.       DEBT

SANMINA NOTE

In January 1999, the Company converted outstanding accounts payable to Sanmina Corporation to a $4,300,000 three-year term note accruing interest at 7% per year. In connection with the restructuring of accounts payable balances to a long-term note, the Company issued to Sanmina warrants to purchase 39,286 shares of common stock, with a $19.25 exercise price per share. An independent appraisal assigned a market value of $127,759 to these warrants. The Company has recorded the value of the warrants as a discount against the face amount of the note and will amortize the value of the warrants over the life of the note.

In January 2000, the Company defaulted on the interest payment due to Sanmina and did not make subsequent interest and principal payments to Sanmina when due through August 2000. In August 2000, the Company renegotiated the terms of the note to Sanmina. Under the current terms of the note, the Company paid $150,000 on August 25, 2000 and $150,000 in November 2000. The Company is obligated to pay an amount each month equal to a percentage of the accounts receivable that it collected in the previous calendar month, with the percentage ranging from 0% to 5%, based upon the net amount of accounts receivable that we collect, beginning in February 2001. Any principal and accrued interest thereon remaining on the note is due in full on January 12, 2002. The Sanmina note is collateralized by the Company's personal property and certain other assets. At March 31, 2001, the Company owed Sanmina approximately $3.3 million in principal and interest on this note. The Company is in compliance with the terms of this renegotiated note.

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

Prior to the August 2000 private placement of units, the Company had paid legal counsel $77,874 on the note, but continued to be in default with respect to payments required by the terms of the debt instrument. The note was renegotiated in August 2000 to require the Company to make a payment of approximately $50,000 at the time of the closing of the private placement in August 2000, which the Company did, and to make monthly payments of $20,000 until the balance of the note is fully paid. At March 31, 2001, the Company owed legal counsel approximately $71,000 in principal and interest on this note.

6.       NON-CASH TRANSACTIONS

The following non-cash transactions occurred in the periods indicated:

                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                2001               2000
                                                                                ----               ----
                                                                             (UNAUDITED)        (UNAUDITED)
Note payable issued to fund prepaid insurance                                  $ 75,000             $ -


7.       NEW ACCOUNTING PRONOUNCEMENTS


In June 1999, the FASB issued Statement of Financial Accounting Standard ("SFAS") 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS 133" ("SFAS 137"). SFAS 137 amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which was issued in June 1998 and was to be effective previously for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 137 defers the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("SFAS 138"). SFAS 138 establishes accounting and reporting standards for a limited number of derivative instruments and hedging activities when implementing SFAS 133. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company has adopted SFAS 138 and the adoption had no impact on the Company's results of operations, financial position or cash flows.

8. Subsequent Events

The Company has filed a registration statement in accordance with its contractual agreement with the investors in the August 2000 private placement (the "Private Placement") to register the offering and resale of the securities issued in the Private Placement. In connection with the Private Placement, the Company agreed to use its best efforts to have the registration statement declared effective by the Securities and Exchange Commission no later than December 23, 2000. Because the registration statement was not declared effective by December 23, 2000, the Company is required to issue to each investor in the Private Placement and to the placement agent (or its designee), on December 23, 2000 and on the 23rd of each month thereafter until the earlier of the effective date of the registration statement or July 23, 2002, extra warrants to purchase that number of shares of common stock equal to five percent of the number of Warrants purchased by the investor in the Private Placement (and, as to the placement agent or its designee, five percent of the number of Warrants underlying the purchase option issued to the placement agent). The Company was obligated to issue extra warrants to purchase 101,194 shares of its common stock on December 23, 2000 and on each of the first two monthly anniversaries of December 23, 2000 (January 23, and February 23, 2001). In addition, the Company is obligated to issue to each investor in the Private Placement as of each of March 23, 2001, and April 23, 2001, extra warrants to purchase 38,704 shares of common stock. The extra warrants have the same terms as the Warrants.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Quarterly Report on Form 10-QSB, other than historical financial information, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements involve known and unknown risks, uncertainties or other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Factors that might cause such a difference include risks and uncertainties related to our dependence on the emerging market for video broadcast, retrieval and conferencing, development of additional products, protection of our intellectual property, limited marketing experience, limited number of customers, and the need for additional personnel, as well as risks and uncertainties associated with our growth strategy, technological changes and competitive factors affecting us. The most important of these risks are discussed in more detail below under the heading "Risk Factors," and we urge you to read these in their entirety.

The following discussion should be read in conjunction with the unaudited financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-QSB.

OVERVIEW

We reported revenues of $2,654,000 for the quarter ended March 31, 2001, an increase of 306% when compared with revenues reported for the same period in 2000. Our gross margin on total sales for the first quarter of 2001 was 53% of total revenues, compared to a gross margin of 19% of total revenues for the comparable period in 2000. Our operating expenses for the quarter ended March 31, 2001 of $2,134,000 were approximately 7% higher than our operating expenses in the fourth quarter of 2000.

We are pleased with our progress in the first quarter of 2001 compared to a year ago and continue to anticipate a strong performance for the business in fiscal year 2001, with targeted revenues in excess of $20 million and what should be our first overall year of profitability. The $2.7 million in revenues reported for this quarter include revenues generated by the continuing deployment of our technology in the education market at several different K-12 school districts, a repeat sale to a premier national law firm, and sales through an active reseller to a new federal government client.

Also during the quarter, we invoiced $1.4 million for services that were completed during the quarter. Management had anticipated recognizing these fees as revenues in the first quarter, but a careful review of current revenue recognition guidance suggested that it is more appropriate to reflect the receipt of these funds in a later period. These fees are not reflected in our first quarter results of operations, and we have not yet determined when these receipts will be properly recognized as revenue.

During this first quarter, we maintained the focus of our sales initiatives in five vertical markets: healthcare, government, video production and distribution, finance and education. We also had a follow-on order from Greenberg Traurig, a prestigious national law firm well recognized as a leader in utilizing technology to promote efficiency. We believe that we have established reference accounts in the healthcare, government and video production and distribution markets and have made substantial inroads in the education market. Additionally, we have identified a host of potential customers, for whom a video application is mission critical, thus allowing us to further refine our sales focus. We believe the research and development work begun in 1993 has culminated in the creation of a video network system, the VidPhone system, that will become an increasingly important component of the information systems infrastructure of corporations, educational institutions and government agencies in the years ahead.

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

At this stage of our product's market development, it is difficult for us to predict with accuracy the level of our sales in future periods, or when our marketing initiatives will result in higher sales. We have relatively few customers and individual system purchases normally exceed one hundred thousand dollars. These large individual sales continue to account for a significant portion of our revenues. Accordingly, we expect to continue to experience significant, material fluctuations in our revenues on a quarterly basis for the foreseeable future.

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

Consistent with the restructuring of our sales and marketing organization that was completed in 2000, we have concentrated our sales and marketing efforts in five vertical markets and we have experienced some success in each of these markets. We have targeted the finance, healthcare, education, video broadcast and production, and government sectors of the market.

For the remainder of 2001, we intend to intensify our focus on selling and marketing our video network solutions and continuing product development to meet customer demands for new functionality and to lower the cost of our systems. Specifically, our goals are to (i) significantly enhance our marketing and public relations programs to create better awareness of our products among customers, industry analysts and financial analysts, (ii) develop our direct sales, (iii) continue engineering our video network system to refine and improve its functionality to meet new customer requirements and to lower our costs and the price of our system through improved design, (iv) develop new strategic partnerships committed to marketing our video network system as the video solution of choice to business users, and (v) use our current strategic and reseller arrangements to increase sales of our systems and create brand name recognition of our product. Our ability to meet these objectives is subject to a number of risks and uncertainties, including our ability to develop new strategic relationships with significant potential resellers, our ability to sell and market our product and develop market awareness of our video network system and our ability to obtain financing when required. We plan to continue to subcontract all major manufacturing and production activities for the foreseeable future, but we will continue to retain test and quality assurance functions until all subcontractors are certified with respect to quality.

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

We have a limited customer base with several customers providing in excess of 10% of our total revenues. Two customers accounted for 57% and 28% of our total revenues in the first quarter ended March 31, 2001, and four customers accounted for 18%, 15%, 11% and 11%, respectively, of total revenues for the year ended December 31, 2000. Three customers accounted for 41%, 29%, and 11 % of our accounts receivable at March 31, 2001, and three customers accounted for 33%, 32%, and 25%, respectively, of accounts receivable outstanding as of December 31, 2000.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000

Revenues. We recognized $2,654,000 in revenues during the three months ended March 31, 2001 compared to $653,000 in the comparable period in 2000, representing an increase of approximately $2,001,000, or 306%. Of these revenues, $2,085,000 related to product sales in the first three months of 2001 compared to $643,000 recognized in the comparable period of 2000, representing a $1,442,000, or 224%, increase in equipment sales. The increase in equipment sales is due to an increase in both the number of customers and the average order size experienced in the first quarter of 2001 compared to the comparable period of 2000. Revenues related to installation and other services were $569,000 in the first three months of 2001 compared to $10,000 in the comparable period of 2000. Included in service revenues in the first three months of 2001 was $467,000 of management fees. No management fees were recognized in the comparable period of 2000. Eighty five percent of total sales in the first three months of 2001 were from two customers.

Cost of Sales. Cost of sales for the three months ended March 31, 2001 was $1,257,000. This represents an increase of $729,000 over the $528,000 recorded in the comparable period of 2000. Cost of product sales as a percentage of product sales was approximately 58% and 82% in the three months ending March 31, 2001 and 2000, respectively. Included in the cost of sales in the first quarter of 2000 was a $100,000 charge related to the increase in the inventory obsolescence reserve. There was no similar charge against in the first quarter of 2001. Cost of service sales for the three months ended March 31, 2001 were $46,000 compared to $3,000 in the same period of 2000, and reflect the costs of providing installation and other services.

Gross Margin on Sales. Gross margin on total sales was approximately $1,397,000, or 53% of total revenues, for the period ending March 31, 2001 compared to gross margin of $126,000, or 19% of total revenues, for the comparable period in 2000. The gross margin percentage on equipment sales in the first three months of 2001 was 42%, compared to 18% realized on equipment sales in the comparable period of 2000. The lower gross margin experienced in 2000 was attributable to higher discounts offered to a new customer and to the increase in the inventory obsolescence reserve. The gross margin percentage on service revenues for the first three months of 2001 was 92% compared to 70% in the first quarter of 2000. The increase in the gross margin percentage on service revenues is attributable to the management fees earned in the first quarter of 2001.

Research and Development. Research and development costs decreased to $704,000 in the three months ended March 31, 2001, compared to $940,000 in the first quarter of 2000, a decrease of $236,000, or 25%. Approximately $22,000 of the reduction resulted from reduced staffing costs as overall staffing in the research and development departments . Depreciation charged to research and development decreased $66,000. Approximately $136,000 of the decrease was due to reduced spending on materials in support of research projects in the first quarter of 2001 compared to the same period in 2000.

Selling, General and Administrative Expenses. Selling, general, and administrative expenses increased to $1,430,000 during the three months ended March 31, 2001, from $1,050,000 during the three months ended March 31, 2000, an increase of approximately $380,000 or 36%.

Sales and marketing expenses increased approximately $244,000, from $558,000 to $802,000, or 44%, in the first three months of 2001 as compared to the same period of 2000. Approximately $202,000 of this increase was due to higher sales personnel costs and $92,000 in increased marketing personnel costs as staffing in both departments was augmented to strengthen the sales and marketing efforts during 2001. Travel related expenses increased approximately $13,000 and advertising costs increased $10,000. Offsetting these increases were declines in the costs of utilizing outside consultants, $31,000, and deferrals of costs related to trade shows $25,000. Depreciation charged to the sales and marketing departments declined $23,000.

Customer support expenses increased from $154,000 to $198,000, an increase of $44,000, or 29%, for the period ending March 31, 2001 compared to the same period of 2000. Increases in salaries, benefits, travel expenses, and materials costs, totaling approximately $60,000, were offset by reductions in deprecation expense and allocations of customer support costs to Cost of sales - services.

General and administrative costs increased by approximately $92,000 in the three months ended March 31, 2001 compared to the same period in 2000. Of the increase, $74,000 was related to increased staffing costs and $10,000 was due to higher insurance costs.

Net Interest Expense. Net interest expense in the first quarter of 2001 was $58,000, or 7% higher than the $54,000 recorded in the same period of 2000. Interest expense decreased from $78,000 in the first quarter of 2000 to $73,000 in the first quarter of 2001 due to declining balance on the outstanding debt. The interest expense accrues on our notes payable to Sanmina and to our legal counsel, the insurance premium financing notes, and capital lease obligations. Interest income decreased by $9,000 in the first quarter of 2001 compared to the comparable period of 2000 due to the decreased level of average cash balances.

Net Loss. As a result of the foregoing factors, the net loss for the period ended March 31, 2001 decreased to $794,000, from $1,918,000 in the comparable period of 2000, a decrease of $1,124,000, or 59%.

LIQUIDITY AND CAPITAL RESOURCES

We have an accumulated deficit of approximately $59.4 million from our inception through March 31, 2001. We may incur additional operating losses in the future, principally as a result of expenses associated with product development efforts and anticipated sales, marketing, and general and administrative expenses, but believe that the Company will achieve profitability in 2001. During the quarter ended March 31, 2001, we satisfied our cash requirements principally from cash generated by operations.

We had cash and cash equivalents of $1,170,000 at March 31, 2001 compared to cash and cash equivalents of $1,660,000 at December 31, 2000, a decrease of $490,000.

Net cash used in operations during the three months ended March 31, 2001 was approximately $352,000. Inventory increased by approximately $1,270,000 during the three months ended March 31, 2001, due primarily to deferred costs being incurred on several projects, $1,571,000, and other inventory purchases, offset by inventory related to sales during the quarter. Accounts receivable decreased by $956,000 during the three months ended March 31, 2001 as a result of cash received from customers relating to outstanding accounts receivable, offset by new sales during the period. Accounts payable decreased by approximately $44,000 in the three months ended March 31, 2001. Deferred revenue increased by $708,000 due primarily to cash payments received in advance of the services to be performed.

Cash used in investing activities was $29,000, consisting of capital spending on property and equipment and increases in capitalized trademark and patent costs.

Cash used in financing activities was $109,000 consisting of payments on the principal balances of notes payable, $49,000, payments on capital lease obligations $3,000, and continuing costs associated with efforts to register common stock issued in 2000, $57,000.

In January 1999, the Company converted outstanding accounts payable to Sanmina Corporation, to a $4,300,000 three-year term note accruing interest at 7% per year. In connection with the restructuring of accounts payable balances, we also issued to Sanmina warrants to purchase 39,286 shares of common stock, with a $19.25 exercise price per share. An independent appraisal assigned a market value of $127,759 to these warrants. We have recorded the value of the warrants as a discount against the face amount of the note and will amortize the value of the warrants over the life of the note. In January 2000, we defaulted on the interest payment due to Sanmina and did not make subsequent interest and principal payments to Sanmina when due through August 2000. In August 2000, we renegotiated the terms of the note to Sanmina. Under the current terms of the note, we paid $150,000 on August 25, 2000, and $150,000 in November 2000. We are obligated to pay an amount each month equal to a percentage of the accounts receivable that it collected in the previous calendar month, with the percentage ranging from 0% to 5%, based upon the net amount of accounts receivable that we collect, beginning in February 2001. Any principal and accrued interest thereon remaining on the note is due in full on January 12, 2002. The Sanmina note is collateralized by our personal property and certain other assets. At March 31, 2001, we owed Sanmina approximately $3.3 million in principal and interest on this note. We are in compliance with the terms of this renegotiated note.

In January 1999, we also converted $375,000 of outstanding accounts payable to legal counsel to a two-year term loan accruing interest at 7% per year. In connection with the restructuring of accounts payable balances, we issued to legal counsel warrants to purchase 5,714 shares of common stock, with a $18.59 exercise price per share. An independent appraisal assigned a market value of $18,583 to these warrants. We have recorded the value of the warrants as a discount against the face amount of the note and will amortize the value of the warrants over the life of the note. Prior to August 2000, we had paid legal counsel $77,874 on the note, but we were in default with respect to payments required by the terms of the debt instrument. The note was renegotiated in August 2000 to require us to make an approximately $50,000 payment at the time of the closing of a private placement in August 2000, which we did, and to make monthly payments of $20,000 until the balance of the note is fully paid. At March 31, 2001, we owed legal counsel approximately $71,000 in principal and interest on this note.

We may require additional cash to fund operations. At March 31, 2001, we had approximately $1,170,000 in cash. We expect to generate revenues and cash from operations during the next twelve months. However, we believe that these additional revenues and profits together with our existing cash may not be sufficient to fund its operations for that period. Accordingly, we anticipate that we may require additional financing to fund operations. We have begun discussions with some potential financial investors and strategic partners and we are seeking to complete a financing in the near future. We intend to continue to fund operations with existing cash and with cash generated from customer payments of accounts receivable until we complete an additional financing. However, the timing and amount of customer payments is uncertain. Our ability to complete a financing, the timing of the financing and its terms are subject to a number of conditions, including market conditions, many of which are beyond our control. There can be no assurance that we will be able to secure financing or, if obtained, the timing or the terms of any such financing. If we do not secure additional financing when needed, we may be forced to consider alternative methods of maximizing stockholder value, which could include a sale of the Company, asset sales, workout alternatives or bankruptcy.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1999, the FASB issued Statement of Financial Accounting Standard ("SFAS") 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS 133" ("SFAS 137"). SFAS 137 amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which was issued in June 1998 and was to be effective previously for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 137 defers the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("SFAS 138"). SFAS 138 establishes accounting and reporting standards for a limited number of derivative instruments and hedging activities when implementing SFAS 133. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company has adopted SFAS 138 and the adoption had no impact on the Company's results of operations, financial position or cash flows.

RISK FACTORS

RISK FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following are some of the important risks associated with our business and our strategy, which could impact our future financial condition and results of operations. You should read and consider carefully the following risk factors.

WE HAVE LOW CASH BALANCES AND LIMITED SOURCES OF FINANCING

As described above in "Liquidity and Capital Resources," we may require additional cash to fund our operations. At March 31, 2001, we had cash and cash equivalents totaling only $1,170,000. We have exhausted the net proceeds from our private financing completed in August 2000 and, accordingly, our operating needs are funded principally from the receipt of cash from our operations. However, we believe that future cash from operations together with our existing cash may not be sufficient to fund our operations for the next twelve months. Accordingly, we anticipate that we may require additional financing to fund operations. Although we have begun discussions with some potential financial investors and strategic partners and we are seeking to complete a financing in the near future, we currently have no other sources of financing. While we believe that cash from operations will support our operations for the foreseeable future, the timing and amounts of customer payments is uncertain. Accordingly, the failure to receive timely customer payments when due would continue to have a serious impact on our business for the foreseeable future. If we are unable to raise cash in the near future, or if we fail to timely receive anticipated customer payments, we may be unable to sustain operations. Should cash from operations prove insufficient to fund operations, and should no alternate financing arrangements materialize, we may be forced to consider alternative methods of maximizing stockholder value, which could include a sale of the Company, asset sales, workout alternatives or bankruptcy. We cannot assure you that we will receive the anticipated cash from our operations when required or in a timely manner.

WE MAY REQUIRE ADDITIONAL FINANCING

Historically, the cash generated from our operations has not been sufficient to fund our business, and we have been dependent on financings to continue operating. Although we believe that cash from operations will support our operations for the foreseeable future, additional future revenues and profits may not be sufficient to fund our operations for the next twelve months. We do not currently have any lines of credit or bank financing, and we do not anticipate having access to bank financing for the foreseeable future. Accordingly, we anticipate that we may require additional debt or equity financing to fund operations in the near future. Our ability to complete a financing, the timing of the financing and its terms are subject to a number of conditions, including market conditions, many of which are beyond our control. There can be no assurance that we will be able to secure financing when needed or at all, or, if obtained, the timing or the terms of any such financing. If we do not secure additional financing when needed, we may be forced to consider alternative methods of maximizing stockholder value, which could include a sale of the Company, asset sales, workout alternatives or bankruptcy.

NASDAQ DELISTING

The Company's common stock currently is quoted on the Nasdaq SmallCap Market. In order to maintain quotation of the common stock on the Nasdaq SmallCap Market, the Company must maintain certain asset, capitalization or income tests and stock price tests. At December 31, 2000 and March 31, 2001, the Company did not meet all of these requirements. Specifically, at those dates, the

Company did not have $2,000,000 of net tangible assets. On March 16, 2001, we received a letter from The Nasdaq Stock Market indicating that at December 31, 2000, we failed to meet requirements for listing on the Nasdaq SmallCap Market. We anticipate that the Nasdaq will request that we provide The Nasdaq Stock Market with our specific plan to achieve and sustain compliance with Nasdaq SmallCap Market listing requirements, including the time frame for completion of the plan. Although our plan will demonstrate that we will be able to meet and sustain the requirements for the listing of our securities on The Nasdaq SmallCap Market, including the minimum net tangible assets requirement, we cannot guarantee you that we will be able to do so or that The Nasdaq Stock Market will find the Company's plan and timeframe for achieving compliance acceptable. If the common stock is delisted from quotation on the Nasdaq SmallCap Market, then there could be material adverse consequences for the Company, its results of operations and its financial condition. These consequences include, but are not limited to:

      - limited availability of market quotations for the Company's common stock;

      -     limited news and analyst coverage of the Company;

      - adverse affect on the trading market for and market price of the Company's common stock; and

      - adverse affect on the Company's ability to issue additional securities or secure additional financing in the future.

WE HAVE A LIMITED CUSTOMER BASE AND ATTENDANT RISK CONCENTRATION

We have a limited customer base with several customers providing in excess of 10% of our total revenues. Two customers accounted for 57% and 28% of our total revenues in the first quarter ended March 31, 2001, and four customers accounted for 18%, 15%, 11% and 11%, respectively, of total revenues for the year ended December 31, 2000. Three customers accounted for 41%, 29%, and 11 % of our accounts receivable at March 31, 2001, and three customers accounted for 33%, 32%, and 25%, respectively, of accounts receivable outstanding as of December 31, 2000. We generally grant uncollateralized credit terms to our customers, and have not experienced any credit-related losses. We anticipate that the concentration of our customer base will continue for the foreseeable future, as we continue to expand our marketing efforts within our vertical target markets. Failure to diversify this customer concentration could result in our inability to continue to generate revenues sufficient to support operations.

WE MAY BE UNABLE TO MEET THE PAYMENT SCHEDULE ON NOTES PAYABLE

We currently have an outstanding note to a trade creditor, Sanmina Corp., on which the outstanding principal and interest balance was $3,254,000 at March 31, 2001. Under the existing terms of the note, we are obligated to pay Sanmina an amount each month equal to a percentage of the accounts receivable that we collected in the previous calendar month, with the percentage ranging from 0% to 5%, based upon the net amount of accounts receivable that we collect. Any principal and accrued interest thereon remaining on the note is due in full on January 12, 2002. The Sanmina note is secured by our personal property and certain of our other assets. Although we are currently in compliance with the terms of this renegotiated note, we may not be able to continue to meet the payment schedule on this note payable in the future.

We also have a note outstanding to our legal counsel for legal fees that were incurred prior to 1999. Under the current terms of the note, we are obligated to pay $20,000 each month until the note is paid in full. At March 31, 2001, we owed our legal counsel approximately $71,000 in principal and interest on this note. We may not be able to continue to meet the payment schedule on this note payable in the future.

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

WE HAVE A HISTORY OF SIGNIFICANT LOSSES AND EXPECT LOSSES TO CONTINUE

We have incurred substantial losses from operations to date and had an accumulated deficit of $59.4 million through March 31, 2001. Our audited financial statements for the year ended and as of December 31, 2000, indicate that there is substantial doubt about our ability to continue as a going concern.

We recognized $2.7 million in revenues during the first quarter of 2001, $8.8 million in revenues during 2000, $2.4 million in revenues during 1999, and we recognized only $766,000 in revenues from the sale of products during 1998. We did not recognize any revenues in 1997. Accordingly, there is limited historical basis for you to expect that we will be able to realize sufficient operating revenues or profits in the future to support continuing operations. We have a limited backlog for revenue during the next six months of 2001, and we cannot predict with accuracy what our revenues will be in the future. Our ability to generate sales and to recognize operating revenues in the future will depend on a number of factors, certain of which are beyond our control, including:

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

WE MAY NOT BE ABLE TO MARKET OUR PRODUCTS EFFECTIVELY

We Are Dependent on Resellers. We distribute our products through major sellers of telephony products, system integrators and Value Added Resellers ("VARs"). Currently, we have agreements with approximately twelve resellers. These arrangements are for relatively short contractual periods and may be terminated under certain circumstances. We cannot assure you that we will be able to maintain existing reseller relationships or establish new ones. We compete for relationships against third-party resellers with larger, better-established companies with substantially greater financial resources. If we cannot maintain our current reseller relationships and cannot develop new relationships, we may not be able to sell our video network system.

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

OUR MARKET VALUE IS HIGHLY VOLATILE

The market price of our common stock has been highly volatile and may continue to fluctuate in the future. We completed an initial public offering of 295,714 shares of our common stock at a price of $38.50 per share in April 1997. Subsequently, in November 1997 we completed a follow-on public offering of 142,857 shares of common stock at a price of $161.875 per share. In June of 1999, we completed a public offering of 2,300,000 units, each unit consisting of three shares of common stock and two warrants with an exercise price of $4.00. The units were sold at a price of $7.50 per unit. On May 17, 2001, the last sales prices of our common stock and warrants as reported on the Nasdaq SmallCap market was $ 2.03 per share and $.69 per warrant. As a result of our stock price volatility, it is difficult to determine the market value of our company. We have no way of ascertaining the prices of our equity securities in the future.

SUBSTANTIAL NUMBERS OF SHARES OF OUR COMMON STOCK WILL BECOME AVAILABLE FOR FUTURE SALE IN THE PUBLIC MARKET

We have a substantial number of shares of our common stock, including shares issuable upon exercise of certain outstanding options and warrants, that could soon become available for sale in the public market. We cannot predict the effect that any future sales of shares of common stock, or the availability of such shares for sale, will have on the market price of the common stock from time to time. We believe that sales of substantial numbers of shares of common stock, or the perception that such sales could occur, could adversely affect prevailing market prices of the common stock and our ability to raise capital in the future through the sale of additional securities.

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

PART II

ITEM 2.  Changes in Securities and Use of Proceeds

In accordance with its contractual agreements with the investors in the August 2000 private placement (the "Private Placement"), the Company was obligated to register the offering and resale of the securities issued in the Private Placement and to have the registration statement declared effective by the Securities and Exchange Commission no later than December 23, 2000. The Company filed a registration statement in compliance with its contractual covenant. However, the registration statement has not yet been declared effective by the Securities and Exchange Commission. Because the registration statement was not declared effective by December 23, 2000, the Company is required to issue to each investor in the Private Placement and to the placement agent (or its designee), on December 23, 2000 and on the 23rd of each month thereafter until the earlier of the effective date of the registration statement or July 23, 2002, extra warrants to purchase that number of shares of common stock equal to five percent of the number of Warrants purchased by the investor in the Private Placement (and, as to the placement agent or its designee, five percent of the number of Warrants underlying the purchase option issued to the placement agent). The Company issued to the investors in the Private Placement extra warrants to purchase 101,194 shares of its common stock on January 23, 2001 and on February 23, 2001. The Company also issued to certain investors in the Private Placement extra warrants to purchase 38,704 shares of common stock on March 23, 2001. The Company issued the extra warrants pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS.

None

11 Statement of Computation of Earnings Per Share.

(b) Reports on Form 8-K during the quarter ended March 31, 2001.

Current Report on Form 8-K dated March 14, 2001 and filed on March 15, 2001 under Item 7 (Financial Statements and Exhibits) and Item 9 (Regulation FD Disclosure) announcing financial results for the fourth quarter and fiscal year ended December 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Video Network Communications, Inc.


                              By:/s/ CARL MUSCARI
                                 ----------------------------------------
                                 Carl Muscari
                                 Chairman, President and Chief Executive Officer (duly authorized executive officer)

                              By:/s/ ROBERT EMERY
                                 ----------------------------------------
                                 Robert H. Emery
                                 Chief Financial Officer
                                 Vice President, Administration
                                 (principal financial officer)


May 21, 2001