Form 10QSB
period 2001-06-30
VIDEO NETWORK COMMUNICATIONS INC
filed 2001-08-14
CIK 944310

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _________ to ____________

Commission file number 000-22235

Video Network Communications, Inc.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	54-1707962

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

50 International Drive
Portsmouth, NH 03801

(Address of Principal Executive Offices)

(603) 334-6700

(Issuer’s Telephone Number, Including Area Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 14, 2001: 10,667,790

Transitional Small Business Disclosure Format (check one):

Yes	No X

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIDEO NETWORK COMMUNICATIONS, INC.

BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2001	2000

	(Unaudited)
Current assets:

Cash and cash equivalents	$350,758	$1,660,051

Accounts receivable	2,012,725	3,020,377

Inventories	4,566,997	4,668,938

Other current assets	181,764	42,889

Total current assets	7,112,244	9,392,255

Property and equipment, net	560,620	682,815

Trademarks and patents, net	285,461	269,029

Other assets	8,309	8,309

	$7,966,634	$10,352,408

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Notes payable	$119,402	$29,806

Accounts payable	1,999,465	1,486,949

Deferred revenue	74,674	2,623,303

Accrued liabilities	1,314,072	1,645,516

Current portion of notes payable	2,908,288	109,102

Obligations under capital lease, current portion	13,005	7,635

Total current liabilities	6,428,906	5,902,311

Notes payable	—	2,855,617

Obligations under capital lease	11,841	24,556

Commitments Stockholders’ equity:

Preferred stock, par value $.01, 2,500,000 shares authorized; -0- issued at June 30, 2001 and December 31, 2000, respectively	—	—

Common stock, par value $.01, 30,000,000 shares authorized; 10,667,970 outstanding at June 30, 2001 and December 31, 2000, respectively	106,680	106,680

Additional paid-in capital	60,003,072	60,110,721

Accumulated deficit	(58,583,865)	(58,647,477)

Total stockholders’ equity	1,525,887	1,569,924

	$7,966,634	$10,352,408

The accompanying notes are an integral part of these financial statements.

VIDEO NETWORK COMMUNICATIONS, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the six months ended
	June 30,		June 30,

	2001	2000	2001	2000

Revenues:

Products	$261,615	$894,394	$2,346,403	$1,537,440

Services	8,894,454	898,654	9,463,254	908,978

	9,156,069	1,793,048	11,809,657	2,446,418

Cost of sales:

Products	339,384	502,473	1,550,371	1,027,104

Services	5,412,785	692,126	5,458,308	695,223

	5,752,169	1,194,599	7,008,679	1,722,327

Gross margin	3,403,900	598,449	4,800,978	724,091

Operating expenses:

Research and development	741,476	993,567	1,445,495	1,933,920

Selling, general and administrative	1,756,536	1,297,567	3,186,118	2,347,131

Total operating expenses	2,498,012	2,291,134	4,631,613	4,281,051

Income (loss) from operations	905,888	(1,692,685)	169,365	(3,556,960)

Interest expense, net	47,926	51,889	105,753	105,514

Net income (loss)	$857,962	$(1,744,574)	$63,612	$(3,662,474)

Net income (loss) per common share —basic	$.08	$(0.20)	$.01	$(0.41)

Net income (loss) per common share —diluted	$.08		$.01

Weighted average shares outstanding – basic	10,667,970	8,878,117	10,667,970	8,907,970

Weighted average shares outstanding – diluted	10,942,931	n/a	10,940,928	n/a

      The accompanying notes are an integral part of these financial statements.

VIDEO NETWORK COMMUNICATIONS, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,

	2001	2000

Cash flows from operating activities:

Net income (loss)	$63,612	$(3,662,474)

Adjustments to reconcile net income (loss) to net cash used in operating activities:

Depreciation	160,120	366,604

Amortization	11,292	9,903

Interest expense related to issuance of warrants	21,694	25,938

Non-cash compensation expense	17,180	19,520

Reserve for obsolescence	—	100,000

Changes in operating assets and liabilities:

Accounts receivable	1,007,652	360,845

Other current assets	872	36,359

Inventory	101,941	182,302

Accounts payable	474,141	284,675

Deferred revenue	(2,548,629)	1,064,564

Accrued liabilities	(331,444)	(61,203)

Net cash used in operating activities	(1,021,569)	(1,272,967)

Cash flows from investing activities:

Increase in trademarks and patents	(27,724)	(33,401)

Purchase of property and equipment	(37,925)	(16,543)

Net cash used in investing activities	(65,649)	(49,944)

Cash flows from financing activities:

Costs of issuing common stock	(86,454)	—

Repayments of notes payable	(128,276)	(58,775)

Proceeds from the exercise of stock options	—	251,552

Principal payments on capital leases	(7,345)	(6,032)

Net cash (used in) provided by financing activities	(222,075)	186,745

Net decrease in cash and cash equivalents	(1,309,293)	(1,136,166)

Cash and cash equivalents, at beginning of period	1,660,051	2,594,529

Cash and cash equivalents, at end of period	$350,758	$1,458,363

Supplemental disclosure of non-cash investing and financing activities: See Note 6

      The accompanying notes are an integral part of these financial statements.

VIDEO NETWORK COMMUNICATIONS, INC.

Notes To Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited financial statements of Video Network Communications, Inc. (the “Company”) as of June 30, 2001 and for the three and six month periods ended June 30, 2001 and 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such financial statements contain all adjustments consisting only of normal recurring entries, necessary to present fairly the financial position of the Company as of June 30, 2001 and the results of operations for the three and six months ended June 30, 2001 and 2000. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended and as of December 31, 2000 included in the Video Network Communications, Inc. Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the entire year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company recognized $8,769,000 in revenues during the year 2000, and recognized $11,810,000 in revenues during the six months ended June 30, 2001. Although the Company achieved a profit of $64,000 through the second quarter of 2001, it continued to experience negative cash flow from operations. At June 30, 2001, the Company had an accumulated deficit of $58,584,000 that, together with its past losses from operations and negative cash flow, raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has required substantial funding through debt and equity financings since its inception to complete its development plans and commence full-scale operations.

The Company requires additional cash to fund operations. At June 30, 2001, the Company had approximately $351,000 in cash. The Company expects to generate revenues and profits from operations during the next twelve months. However, the Company believes that these additional revenues and profits together with our existing cash will not be sufficient to fund its operations for that period. Accordingly, the Company anticipates that it will require additional financing to fund operations. The Company is in discussions with potential financial investors and strategic partners and is seeking to complete an equity financing by the end of August. The Company intends to continue to fund operations with existing cash and with cash generated from customer payments of accounts receivable until it completes an additional financing. However, the timing of customer payments is uncertain. The Company’s ability to complete a financing, the timing of the financing and its terms are subject to a number of conditions, including market conditions, many of which are beyond the Company’s control. There can be no assurance that the Company will be able to secure financing or, if obtained, the timing or the terms of any such financing. If the Company does not secure additional financing when needed, it may be forced to consider alternative methods of maximizing stockholder value, which could include a sale of the Company, asset sales, workout alternatives or bankruptcy.

2. Net Income (Loss) Per Share

The Company computes basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share.” Net income (loss) per common share is based on the weighted average number of common shares and dilutive common share equivalents outstanding during the periods presented. Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average shares outstanding. Diluted income (loss) per share reflects the dilutive effect of stock options and warrants and are presented only if the effect is not anti-dilutive.

3. Income taxes

The Company did not record a provision for income taxes for the three and six months ended June 30, 2001 and 2000 since the Company had a significant net operating loss carryforward available to it at June 30, 2001. The Company recorded a full valuation allowance against the net deferred tax asset generated primarily from its net operating loss carryforwards.

4. Inventories

Inventories consisted of the following at:

	June 30,	December 31,
	2001	2000

	(Unaudited)
Raw Materials	$4,257,856	$3,788,851

Finished Goods	309,141	880,087

	$4,566,997	$4,668,938

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

In January 2000, the Company defaulted on the interest payment due to Sanmina and did not make subsequent interest and principal payments to Sanmina when due through August 2000. In August 2000, the Company renegotiated the terms of the note to Sanmina. Under the current terms of the note, the Company paid $150,000 on August 25, 2000 and $150,000 in November 2000. The Company is obligated to pay an amount each month equal to a percentage of the accounts receivable collected in the previous calendar month, with the percentage ranging from 0% to 5%, based upon the net amount of accounts receivable that we collect, beginning in February 2001. Any principal and accrued interest thereon remaining on the note is due in full on January 12, 2002. The Sanmina note is collateralized by the Company’s personal property and certain other assets. At June 30, 2001, the Company owed Sanmina approximately $3.3 million in principal and interest on this note. The Company is in compliance with the terms of this renegotiated note.

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

Prior to the August 2000 private placement of units, the Company had paid legal counsel approximately $78,000 on the note, but continued to be in default with respect to payments required by the terms of the debt instrument. The note was renegotiated in August 2000 to require the Company to make a payment of approximately $50,000 at the time of the closing of the private placement in August 2000, which the Company did, and to make monthly payments of $20,000 until the balance of the note is fully paid in June, 2001. At June 30, 2001, the Company had not made the final two payments required under the terms of the renegotiated note and was, therefore, in default under the terms of the renegotiated note. At June 30, 2001, the Company owed legal counsel approximately $32,000 in principal and interest on this note.

6. Non-cash Transactions

The following non-cash transactions occurred in the periods indicated:

	Six months ended
	June 30,

	2001	2000

	(Unaudited)	(Unaudited)
Note payable issued to fund prepaid insurance	$139,747	$51,090

Accrual of common stock issuance costs	38,375	—

Issuance of common stock warrants	328,539	—

7.     In connection with a private placement of units, consisting of common stock and warrants in 2000, the Company agreed to file a registration statement for the securities and to cause the registration statement to be effective by December 23, 2000. In the event the registration was not effective as of that date, the Company was obligated to issue to the unit holders from that private placement extra warrants each month the registration statement is not effective. As of August 13, 2001, the registration is not yet effective pending ongoing review by the NASD. Accordingly, the Company has issued 416,694 warrants with an accumulated value of approximately $329,000 through June 30, 2001. The warrants were valued at the market price of the Company's publicly traded warrants on the date of issuance. The issuance of these warrants has been recorded in the Company's equity accounts.

      ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Quarterly Report on Form 10-QSB, other than historical financial information, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements involve known and unknown risks, uncertainties or other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Factors that might cause such a difference include risks and uncertainties related to our dependence on the emerging market for video broadcast, retrieval and conferencing, development of additional products, protection of our intellectual property, limited marketing experience, limited number of customers, and the need for additional personnel, as well as risks and uncertainties associated with our growth strategy, technological changes and competitive factors affecting us. The most important of these risks are discussed in more detail below under the heading “Risk Factors,” and we urge you to read these in their entirety.

The following discussion should be read in conjunction with the unaudited financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-QSB.

OVERVIEW

Our financial results for the period ending June 30, 2001, present our first profitable quarter since inception. During the second quarter of 2001, we reported total revenues of $9,156,069, a significant increase over the corresponding quarter in 2000. However, the substantial majority of our revenues during the period were services revenues, generated from two primary sources. During the quarter, we completed a major systems integration project on which it had been working since the fall of 2000. The $6,530,000 in revenues associated with this project was classified as services revenues. During the second quarter of 2001, the Company also recognized approximately $2,000,000 in revenues generated from marketing fees. These fees are generated when the Company identifies opportunities for large systems integrators. These opportunities generally become available to us when, in pursuing opportunities to sell our video network products, we become aware of larger projects of which video is a small component. We then present these opportunities to potential prime contractors after we have established a relationship with the potential customer. We believe that while we will continue to generate marketing fees and revenues from systems integration projects in the future, these revenues will be smaller in absolute dollars and as a percentage of total revenues, than the revenues reported in this quarter. Management does not consider marketing fees or large-scale systems integration to be within our core competencies, and therefore, we do not consider these revenue opportunities to be long-term strategic components of our business plan.

During the second quarter of 2001, we continued to focus sales initiatives in five vertical markets: healthcare, government, video production and distribution, finance and education. We believe that we have established reference accounts in the healthcare, government and video production and distribution markets, and that we have made substantial inroads in the education market. Additionally, we are continuing to identify new potential customers, for whom a video application is mission critical, thus allowing us to further refine our sales focus. We believe our video network system, the VidPhone system, will become an increasingly important component of the information systems infrastructure of corporations, educational institutions and government agencies in the years ahead. We cannot assess whether the downturn in the economy generally has materially affected our business, but we believe that the general slowdown in capital spending may have contributed to a longer sales cycle with particular customers and that this may continue in the future.

We require additional cash to fund operations. At June 30, 2001, we had approximately $351,000 in cash. We expect to generate revenues and profits from operations during the next twelve months. However, we believe that these additional revenues and profits together with our existing cash will not be sufficient to fund our operations for this period. Accordingly, management anticipates that we will require additional financing to fund operations. We are in discussions with potential financial investors and strategic partners, and we are seeking to complete a financing by the end of August 2001. We intend to continue to fund our operations with our existing cash and with cash generated from customer payments of accounts receivable until we complete an additional financing. However, the timing of customer payments is uncertain. Our ability to complete a financing, the timing of the financing and its terms are subject to a number of conditions, including market conditions, many of which are beyond our control. There can be no assurance that we will be able to secure financing or, if obtained, the timing or the terms of any such financing. If we do not secure additional financing when needed, we may be forced to consider alternative methods of maximizing stockholder value, which could include a sale of our company, asset sales, workout alternatives or bankruptcy.

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

We reported revenues of $9,156,000 for the quarter ended June 30, 2001, an increase of 411% when compared with revenues reported for the same period in 2000. Our operating expenses for the quarter ended June 30, 2001 of $2,498,000 were approximately 17% higher than our operating expenses for the first quarter of 2001. At this stage of our product’s market development, it is difficult for us to predict with accuracy the level of our sales in future periods, or when our marketing initiatives will result in higher sales. We have relatively few customers and individual system purchases normally exceed $100,000. These large individual sales continue to account for a significant portion of our revenues. Accordingly, we expect to continue to experience significant, material fluctuations in our revenues on a quarterly basis for the foreseeable future.

Our VidPhone enterprise video system utilizes patented technology to distribute TV-quality video, FM-quality stereo audio and data to laptop or personal computers using the telephone wiring connecting telephones to the PBX or CENTREX, bypassing the enterprise’s local area network (“LAN”), and thereby avoiding the issues associated with bandwidth limitations. We believe that bandwidth limitations have been the major impediment to delivering full-motion TV-quality video to the desktop on a cost-effective basis.

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

Consistent with the restructuring of our sales and marketing organization that was completed in 2000, we have concentrated our sales and marketing efforts in five vertical markets, and we have experienced some success in each of these markets. We have targeted the finance, healthcare, education, video broadcast and production, and government sectors of the market.

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

We have a limited customer base with several customers providing in excess of 10% of our total revenues. Two customers accounted for 55% and 32% of our total revenues in the first six months ended June 30, 2001, and four customers accounted for 18%, 15%, 11% and 11%, respectively, of total revenues for the year ended December 31, 2000. Three customers accounted for 58%, 22%, and 15%

of our accounts receivable at June 30, 2001, and three customers accounted for 33%, 32%, and 25%, respectively, of accounts receivable outstanding as of December 31, 2000.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000

Revenues. We recognized $9,156,000 in revenues during the three months ended June 30, 2001 compared to $1,793,000 in the comparable period in 2000, representing an increase of approximately $7,363,000, or 411%. Of these revenues, $262,000 related to product sales compared to $894,000 recognized in the comparable period of 2000, representing a $632,000, or 71%, decrease in equipment sales. The decrease in equipment sales is due to a decrease in both the number of customers and the average order size experienced in the second quarter of 2001 compared to the comparable period of 2000. Revenues related to installation and other services were $8,894,000 in the second quarter of 2001 compared to $899,000 in the comparable period of 2000, representing an increase of $7,995,000, or 889%. The increase was due primarily to the completion in the second quarter of 2001 of a major systems integration project on which we had been working for several quarters. Also included in service revenues in the second quarter of 2001 was $2,111,000 of marketing fees related to the identification of opportunities for large systems integrators on projects on which we are providing the video component. We did not recognize any marketing fees in the comparable period of 2000. Ninety-seven percent of total revenues in the quarter ended June 30, 2001 were generated by sales to two customers.

Cost of Sales. Cost of sales for the three months ended June 30, 2001 was $5,752,000, representing an increase of $4,557,000, or 381%, over the $1,195,000 recorded in the comparable period of 2000. Cost of product sales as a percentage of product sales was approximately 129% and 56% in the three months ending June 30, 2001 and 2000, respectively. Included in the cost of sales in the second quarter of 2001 was a charge of $200,000 relating to under-absorbed production costs due primarily to lower than projected production volume in the quarter. There was no similar charge in the second quarter of 2000. Cost of service sales for the three months ended June 30, 2001 were $5,413,000 compared to $692,000 in the same period of 2000, and reflect the costs associated with the systems integration project completed during the quarter and the costs of providing installation and other services.

Gross Margin on Sales. Gross margin on total sales was $3,404,000, or 37%, for the quarter ending June 30, 2001 compared to gross margin of $598,000, or 33%, for the comparable period in 2000. The gross margin percentage on equipment sales in the second quarter of 2001 was negative 29%, compared to positive 44% realized on equipment sales in the comparable period of 2000, due primarily to the charge incurred for under-absorbed production costs during the 2001 period. Excluding the effects of the under-absorbed production charge, the gross margin percentage on equipment sales in the quarter was 47%. The gross margin percentage on service revenues for the second quarter of 2001 was 40% compared to 23% in the second quarter of 2000. The increase in the gross margin percentage on service revenues is attributable to the marketing fees earned in the quarter.

Research and Development. Research and development costs decreased to $741,000 in the three months ended June 30, 2001, compared to $994,000 in the second quarter of 2000, a decrease of $253,000, or 25%. Approximately $106,000 of the reduction was due to certain production department costs charged to research and development efforts in second quarter of 2000, which were not incurred in 2001. Depreciation charged to research and development decreased $52,000. Approximately $108,000 of the decrease in research and development during the 2001 period was due to reduced spending on materials and testing services in support of research projects in the second quarter of 2001, compared to the same period in 2000. Recruiting expenses declined $18,000 in the second quarter of 2001 compared to the second quarter of 2000. Offsetting these reductions was an increase of $29,000 in allocations from service departments.

Selling, General and Administrative Expenses. Selling, general, and administrative expenses increased to $1,757,000 during the three months ended June 30, 2001, from $1,298,000 during the three months ended June 30, 2000, an increase of approximately $459,000 or 35%.

Sales and marketing expenses increased approximately $419,000, from $665,000 to $1,084,000, or 63%, in the second quarter of 2001 as compared to the same period of 2000. Approximately $219,000 of this increase was due to a write-down of demonstration and evaluation equipment in the second quarter of 2001. Increased costs of attending more trade shows contributed $80,000 to the increase. Approximately $49,000 of the increase is attributable to higher salary and benefit costs compared to the same period of 2000. Travel-related expenses increased approximately $36,000 and advertising costs increased $28,000. Marketing fees of $43,000 were incurred in the second quarter of 2001. No similar fees were incurred in the comparable period of 2000. Allocations from service departments increased by $20,000 compared to the same period of 2000. Offsetting these increases were decreased costs of recruiting, $21,000, and decreased depreciation expense charged to the sales and marketing departments, $28,000.

Customer support expenses increased from $146,000 to $234,000, an increase of $88,000, or 60%, for the period ending June 30, 2001 compared to the same period of 2000. Increases in salaries, benefits, travel expenses, and materials costs, totaling approximately $45,000, were offset by reductions in deprecation expense, $6,000, and the use of supplies and materials, $7,000. Allocations of departmental cost to cost of sales —services declined $46,000 in the second quarter of 2001 compared to the same period of 2000 due to lower non-management fees or project-related revenues in the quarter compared to the prior year.

General and administrative costs decreased by approximately $48,000, or 10%, in the three months ended June 30, 2001 compared to the same period in 2000. Increased salaries and benefits costs, $29,000, and insurance costs, $7,000, were offset by decreased costs related to investor relations, $18,000, reductions in recruiting charges, $29,000, and legal expenses, $45,000.

Net Interest Expense. Net interest expense in the second quarter of 2001 was $48,000, or 8% lower than the $52,000 recorded in the same period of 2000. Interest expense decreased from $69,000 in the second quarter of 2000 to $53,000 in the second quarter of 2001 due to the declining balances on the outstanding debt. The interest expense accrues on our notes payable to Sanmina and to our legal counsel, the insurance premium financing notes, and capital lease obligations.

Interest income decreased by $13,000 in the second quarter of 2001 compared to the comparable period of 2000 due to the decreased level of average cash balances.

Net Income (Loss). As a result of the foregoing factors, the net income for the period ended June 30, 2001 was $858,000, compared to a net loss of $1,745,000 in the comparable period of 2000.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000

Revenues. We recognized $11,810,000 in revenues during the six months ended June 30, 2001 compared to $2,446,000 in the comparable period in 2000, representing an increase of approximately $9,364,000, or 383%. Of these revenues in 2001, $2,346,000 related to product sales compared to $1,537,000 recognized in the comparable period of 2000, representing a $809,000, or 53%, increase in equipment sales. Revenues related to installation and other services were $9,464,000 in the first half of 2001 compared to $909,000 in the comparable period of 2000, representing an increase of $8,555,000, or 941%. The increase in services revenues in the 2001 period was due primarily to the completion of a significant systems integration project completed in the second quarter of 2001, on which we had been working for several quarters. Also included in services revenues in the six months ended June 30, 2001 was $2,578,000 of marketing fees. No marketing fees were recognized in the comparable period of 2000. Eighty-seven percent of the revenues recognized in the six months ended June 30, 2001 were generated by sales to two customers.

Cost of Sales. Cost of sales for the six months ended June 30, 2001 was $7,009,000, representing an increase of $5,287,000, or 307%, over the $1,722,000 recorded in the comparable period of 2000. Cost of product sales as a percentage of product sales was approximately 66% and 67% in the six months ended June 30, 2001 and 2000, respectively. Included in the cost of sales in the first half of 2001 was a $402,000 charge relating to under-absorbed production costs due primarily to lower than projected production volume in the quarter. There was an increase to the inventory reserve of $100,000 in the first six months of 2000. Cost of services —sales for the six months ended June 30, 2001 were $5,458,000, compared to $695,000 in the same period of 2000, and reflect the costs associated with the systems integration project completed during the period and the costs of providing installation and other services.

Gross Margin on Sales. Gross margin on total sales was $4,801,000, or 41%, for the six months ended June 30, 2001 compared to gross margin of $724,000, or 30%, for the comparable period in 2000. The gross margin percentage on equipment sales in the second quarter of 2001 was 34%, compared to 33% realized on equipment sales in the comparable period of 2000. Excluding the effects of the charge for under-absorbed production costs and the increase in the inventory reserve account, the gross margin percentage on equipment sales in the first six months of 2001 was 51% compared to 41% in the comparable period of 2000. The gross margin percentage on service revenues for the first half of 2001 was 42% compared to 24% in the first half of 2000. The increase in the gross margin percentage on service revenues is attributable to the marketing fees earned in the first half of 2001.

Research and Development. Research and development costs decreased to $1,445,000 in the six months ended June 30, 2001, compared to $1,934,000 in the first half of 2000, a decrease of $489,000, or 25%. Approximately $161,000 of the reduction was due to certain production department costs charged to research and development efforts in first half of 2000 that were not incurred in 2001. Depreciation charged to research and development decreased $109,000. Approximately $254,000 of the decrease was due to reduced spending on materials and testing services in support of research projects in the first half of 2001, compared to the same period in 2000. Recruiting expenses declined $11,000 in the six months ended June 30, 2001 compared to the same period of 2000. Offsetting these reductions is an increase of $43,000 of allocations from service departments.

Selling, General and Administrative Expenses. Selling, general, and administrative expenses increased to $3,186,000 during the six months ended June 30, 2001, from $2,347,000 during the comparable period of 2000, an increase of approximately $839,000, or 36%.

Sales and marketing expenses increased approximately $663,000, from $1,223,000 to $1,887,000, or 54%, in the first half of 2001 compared to the same period of 2000. Approximately $219,000 of this increase was due to a write-down of demonstration and evaluation equipment in the second quarter of 2001. Increased costs of attending more trade shows contributed $43,000 to the increase. Approximately $355,000 of the increase is attributable to higher salary and benefit costs compared to the same period of 2000. Travel-related expenses increased approximately $48,000 and advertising costs increased $36,000 in the 2001 period. Marketing fees of $43,000 were incurred in the first six months of 2001. We did not incur any marketing fees in the comparable period of 2000. Allocations from service departments increased by $34,000 compared to the same period of 2000. Offsetting these increases was a decrease in the costs of utilizing outside consultants, $24,000, a decrease in the cost of recruiting, $21,000, and a decrease in the depreciation expense charged to the sales and marketing departments, $52,000.

Customer support expenses increased from $300,000 to $435,000, an increase of $135,000, or 45%, for the period ending June 30, 2001 compared to the same period of 2000. Increases in salaries, benefits, recruiting costs, travel expenses, and materials costs, totaling approximately $117,000, were partially offset by reductions in deprecation expense, $12,000. Allocations of departmental cost to cost of sales —services declined $17,000 in the first half of 2001, compared to the same period of 2000 due to lower non-management fee or project-related revenues in the period compared to the prior year.

General and administrative costs decreased by approximately $41,000, or 5%, in the six months ended June 30, 2001 compared to the same period in 2000. Increased salaries and benefits costs, $101,000, and insurance costs, $17,000, were partially offset by decreased costs related to investor relations, $11,000, reductions in recruiting charges, $45,000, and professional fees, $93,000

Net Interest Expense. Net interest expense in the first half of 2001 was $106,000, unchanged from the same period of 2000. Interest expense decreased from $147,000 in the first half of 2000 to $126,000 in the first six months of 2001 due to declining balances on the outstanding debt. During both periods, the interest expense accrued on our notes payable to Sanmina and to our legal counsel, the insurance premium financing notes, and capital lease obligations.

Interest income decreased by $21,000 in the six months ended June 30, 2001 compared to the comparable period of 2000 due to lower average cash balances.

Net Income (Loss). As a result of the foregoing factors, the net income for the period ended June 30, 2001 was $64,000, compared to a net loss of $3,662,000 in the comparable period of 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company achieved profitability for the first time during the three and six-month periods ended June 30, 2001. We had an accumulated deficit of approximately $58.6 million from our inception through June 30, 2001. We may incur additional operating losses in the future, principally as a result of expenses associated with product development efforts and anticipated sales, marketing, and general and administrative expenses, but we believe that the Company will be profitable for 2001. During the quarter ended June 30, 2001, we satisfied our cash requirements principally from cash generated by operations and beginning cash balances.

We had cash and cash equivalents of $351,000 at June 30, 2001 compared to cash and cash equivalents of $1,660,000 at December 31, 2000, a decrease of $1,309,000.

Net cash used in operations during the six months ended June 30, 2001 was approximately $1,022,000. Inventory decreased by approximately $102,000 during the six months ended June 30, 2001, due primarily to inventory charges to product cost of sales, $1,415,000, and to a charge of $219,000 to the sales and marketing department for equipment used demonstration and evaluation equipment, offset by new inventory purchases of $1,643. Accounts receivable decreased by $1,008,000 during the six months ended June 30, 2001 as a result of cash received from customers relating to outstanding accounts receivable, offset by new sales during the period. Accounts payable increased by approximately $513,000 during the six months ended June 30, 2001, reflecting management’s policy of conserving the Company’s cash in anticipation of further equity financing. Deferred revenues decreased by $2,549,000 due primarily to recognition of previously deferred revenues upon the completion of a project in June 2001.

Cash used in investing activities consisted of $38,000 of capital spending on property and equipment and $28,000 of increases in capitalized trademark and patent costs.

Cash used in financing activities was $222,000 consisting of payments on the principal balances of notes payable, $128,000, payments on capital lease obligations $7,000, and continuing costs associated with efforts to register common stock issued in 2000, $87,000.

In January 1999, the Company converted outstanding accounts payable to Sanmina Corporation, a trade creditor, to a $4,300,000 three-year term note accruing interest at 7% per year. In connection with the restructuring, we also issued to Sanmina warrants to purchase 39,286 shares of common stock, with a $19.25 exercise price per share. An independent appraisal assigned a market value of $127,759 to these warrants. We have recorded the value of the warrants as a discount against the face amount of the note and will amortize the value of the warrants over the life of the note. In January 2000, we defaulted on the interest payment due to Sanmina and did not make subsequent interest and principal payments to Sanmina when due through August 2000. In August 2000, we renegotiated the terms of the note to Sanmina. Under the current terms of the note, we paid Sanmina $150,000 on August 25, 2000, and $150,000 in November 2000. We are obligated to pay an amount each month equal to a percentage of the accounts receivable that it collected in the previous calendar month, with the percentage ranging from 0% to 5%, based upon the net amount of accounts receivable that we collect, beginning in February 2001. Any principal and accrued interest thereon remaining on the note is due in full on January 12, 2002. The Sanmina note is collateralized by our personal property and certain other assets. At June 30, 2001, we owed Sanmina approximately $3.3 million in principal and interest on this note. We are in compliance with the terms of this renegotiated note.

In January 1999, we also converted $375,000 of outstanding accounts payable to legal counsel to a two-year term loan accruing interest at 7% per year. In connection with the restructuring, we issued to legal counsel warrants to purchase 5,714 shares of common stock, with a $18.59 exercise price per share. An independent appraisal assigned a market value of $18,583 to these warrants. We have recorded the value of the warrants as a discount against the face amount of the note and will amortize the value of the warrants over the life of the note. Prior to the August 2000 private placement of equity securities, we had paid legal counsel $77,874 on the note, but continued to be in default with respect to payments required by the terms of the debt instrument. The note was renegotiated in August 2000 to require us to make a payment of approximately $50,000 at the time of the closing of the private placement in August 2000, which we did, and to make monthly payments of $20,000 until the balance of the note is fully paid in June, 2001. At June 30, 2001, we had not made the final two payments required under the terms of the renegotiated note and were, therefore, in default under the terms of the renegotiated note. At June 30, 2001, we owed legal counsel approximately $32,000 in principal and interest on this note.

We will require additional cash to fund operations. At June 30, 2001, we had approximately $351,000 in cash. We expect to generate revenues and profits from operations during the next twelve months. However, we believe that these additional revenues and profits together with our existing cash will not be sufficient to fund our operations for that period. Accordingly, we anticipate that we will require additional financing to fund operations. We are in discussions with potential financial investors and strategic partners, and we are seeking to complete an equity financing by the end of August. We intend to continue to fund operations with existing cash and with cash generated from customer payments of accounts receivable until we complete an additional financing. However, the timing and amount of customer payments is uncertain. Our ability to complete a financing, the timing of the financing and its terms are subject to a number of conditions, including market conditions, many of which are beyond our control. There can be no assurance that we will be able to secure financing or, if obtained, the timing or the terms of any such financing. If we do not secure additional financing when needed, we may be forced to consider alternative methods of maximizing stockholder value, which could include a sale of our company, asset sales, workout alternatives or bankruptcy.

RISK FACTORS

Risk Factors That May Affect Our Results of Operations and Financial Condition

The following are some of the important risks associated with our business and our strategy, which could impact our future financial condition and results of operations. You should read and consider carefully the following risk factors.

We Have Low Cash Balances and Limited Sources of Financing

As described above in “Liquidity and Capital Resources,” we will require additional cash to fund our operations. At June 30, 2001, we had cash and cash equivalents totaling only $351,000. We expect to generate revenues and profits from operations during the next twelve months. However, we believe that these additional revenues and profits together with our existing cash will not be sufficient to fund our operations for that period. Accordingly, we anticipate that we will require additional financing to fund operations. We are in discussions with potential financial investors and strategic partners, and we are seeking to complete an equity financing by the end of August. We intend to continue to fund operations with existing cash and with cash generated from customer payments of accounts receivable until we complete an additional financing. However, the timing of customer payments is uncertain. The failure to receive timely customer payments when due would continue to have a serious impact on our business for the foreseeable future. If we are unable to complete a financing, or if we fail to timely receive anticipated customer payments, we may be unable to sustain operations. Our ability to complete a financing, the timing of the financing and its terms are subject to a number of conditions, including market conditions, many of which are beyond our control. There can be no assurance that we will be able to secure financing or, if obtained, the timing or the terms of any such financing. If we do not secure additional financing when needed, we may be forced to consider alternative methods of maximizing stockholder value, which could include a sale of the Company, asset sales, workout alternatives or bankruptcy.

We Will Require Additional Financing

Historically, the cash generated from our operations has not been sufficient to fund our business, and we have been dependent on financings to continue operating. We expect to generate revenues and profits from operations during the next twelve months. However, we believe that these additional revenues and profits together with our existing cash will not be sufficient to fund our operations for that period. We do not currently have any lines of credit or bank financing, and we do not anticipate having access to bank financing for the foreseeable future. Accordingly, we require additional debt or equity financing to continue to fund operations. Our ability to complete a financing, the timing of the financing and its terms are subject to a number of conditions, including market conditions, many of which are beyond our control. There can be no assurance that we will be able to secure financing when needed or at all, or, if obtained, the timing or the terms of any such financing. If we do not secure additional financing when needed, we may be forced to consider alternative methods of maximizing stockholder value, which could include a sale of the Company, asset sales, workout alternatives or bankruptcy.

Nasdaq Delisting

Our common stock currently is quoted on The Nasdaq SmallCap Market. In order to maintain quotation of the common stock on The Nasdaq SmallCap Market, the Company must maintain certain asset, capitalization or income tests and stock price tests. At December 31, 2000 and June 30, 2001, the Company did not meet all of these requirements. Specifically, at those dates, the Company did not have $2,000,000 of net tangible assets. On March 16, 2001, we received a letter from The Nasdaq Stock Market indicating that at December 31, 2000, we failed to meet requirements for listing on The Nasdaq SmallCap Market. In response to that letter, we provided Nasdaq with our specific plan to achieve and sustain compliance with Nasdaq SmallCap Market listing requirements, including the timeframe for completion of the plan.

On July 2, 2001, we received a Nasdaq Staff Determination, indicating that we had failed to comply with the net tangible assets requirement for continued listing under Marketplace Rule 4310(c)(2)(B), and that our securities are, therefore, subject to delisting from The Nasdaq SmallCap Market. In its determination, the Nasdaq Staff indicated that it did not believe we had provided a definitive plan evidencing our ability to achieve near term compliance with the continued listing requirements or sustain such compliance over an extended period of time. On July 9, 2001, we requested an oral hearing before a Nasdaq Listing Qualifications Panel to review the Staff’s determination. A hearing date has been set for August 17, 2001. Our securities will continue to trade on The Nasdaq SmallCap Market pending the Panel’s decision. We believe that there is evidence that justifies a temporary waiver of the net tangible assets requirement to allow our plan for regaining compliance with the continued listing requirements to take effect. However, there can be no assurance that the Panel will grant our request for waiver and continued listing. If the common stock is delisted from quotation on the Nasdaq SmallCap Market, then there could be material adverse consequences to us, our results of operations and our financial condition. These consequences include, but are not limited to:

•	limited availability of market quotations for our common stock;

•	limited news and analyst coverage of our company;

•	adverse affect on the trading market for and market price of our common stock; and

•	adverse affect on our ability to issue additional securities or secure additional financing in the future.

We Have a Limited Customer Base and Attendant Risk Concentration

We have a limited customer base with several customers providing in excess of 10% of our total revenues. Two customers accounted for 55% and 32% of our total revenues in the first six months ended June 30, 2001, and four customers accounted for 18%, 15%, 11% and 11%, respectively, of total revenues for the year ended December 31, 2000. Three customers accounted for 58%, 22%, and 15% of our accounts receivable at June 30, 2001, and three customers accounted for 33%, 32%, and 25%, respectively, of accounts receivable outstanding as of December 31, 2000. We generally grant uncollateralized credit terms to our customers, and have not experienced any credit-related losses. We anticipate that the concentration of our customer base will continue for the foreseeable future, as we continue to expand our marketing efforts within our vertical target markets. Failure to diversify this customer concentration could result in our inability to continue to generate revenues sufficient to support operations.

We May Be Unable to Meet The Payment Schedule on Notes Payable

We currently have an outstanding note to a trade creditor, Sanmina Corp., on which the outstanding principal and interest balance was $3,254,000 at June 30, 2001. Under the existing terms of the note, we are obligated to pay Sanmina an amount each month equal to a percentage of the accounts receivable that we collected in the previous calendar month, with the percentage ranging from 0% to 5%, based upon the net amount of accounts receivable that we collect. Any principal and accrued interest thereon remaining on the note is due in full on January 12, 2002. The Sanmina note is secured by our personal property and certain of our other assets. Although we are currently in compliance with the terms of this renegotiated note, we may not be able to continue to meet the payment schedule on this note payable in the future.

We also have a note outstanding to our legal counsel for legal fees that were incurred prior to 1999. Under the current terms of the note, we are obligated to pay $20,000 each month until the note is paid in full. At June 30, 2001, we had failed to make two payments to our legal counsel totaling approximately $32,000 in principal and interest, and we were in default on this note. We may not be able to continue to meet the payment schedule on this note payable in the future.

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

We Have a History of Significant Losses and Expect Losses to Continue

We have incurred substantial losses from operations to date and had an accumulated deficit of $58.6 million through June 30, 2001. Our audited financial statements for the year ended and as of December 31, 2000, indicate that there is substantial doubt about our ability to continue as a going concern.

We recognized $11.8 million in revenues during the first half of 2001, $8.8 million in revenues during 2000, $2.4 million in revenues during 1999, and we recognized only $766,000 in revenues from the sale of products during 1998. We did not recognize any revenues in 1997. Accordingly, there is limited historical basis for you to expect that we will be able to realize sufficient operating revenues or profits in the future to support continuing operations. We have a limited backlog for revenue during the next six months of 2001, and we cannot predict with accuracy what our revenues will be in the future. Our ability to generate sales and to recognize operating revenues in the future will depend on a number of factors, certain of which are beyond our control, including:

•	customer acceptance of products shipped and installed to date and in the future;

•	our ability to generate new sales of products and secure customer acceptance; and

•	customer payments.

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

We May Not Be Able to Market Our Products Effectively

We Are Dependent on Resellers. We distribute our products through major sellers of telephony products, system integrators and Value Added Resellers (“VARs”). Currently, we have agreements with approximately twelve resellers. These arrangements are for relatively short contractual periods and may be terminated under certain circumstances. We cannot assure you that we will be able to maintain existing reseller relationships or establish new ones. We compete for relationships against third-party resellers with larger, better-established companies with substantially greater financial resources. If we cannot maintain our current reseller relationships and cannot develop new relationships, we may not be able to sell our video network system.

Resellers May Not Be Effective Distributors. Sales to third party resellers are expected to generate a significant part of our future revenues. However, we have sold only a limited number of video network systems and components under our reseller arrangements and to date have recognized minimal revenues from those sales. We currently have limited orders from our resellers for additional sales of VidPhone systems. If our resellers fail to market and sell our products, or our products fail to become an accepted part of the resellers’ product offerings, the value of your investment could be reduced.

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

Our Market Value Is Highly Volatile

The market price of our common stock has been highly volatile and may continue to fluctuate in the future. We completed an initial public offering of 295,714 shares of our common stock at a price of $38.50 per share in April 1997. Subsequently, in November 1997 we completed a follow-on public offering of 142,857 shares of common stock at a price of $161.875 per share. In June of 1999, we completed a public offering of 2,300,000 units, each unit consisting of three shares of common stock and two warrants with an exercise price of $4.00. The units were sold at a price of $7.50 per unit. On August 13, 2001, the last sales prices of our common stock and warrants as reported on The Nasdaq SmallCap Market were $1.67 per share and $0.66 per warrant. As a result of our stock price volatility, it is difficult to determine the market value of our company. We have no way of ascertaining the prices of our equity securities in the future.

Substantial Numbers of Shares of Our Common Stock Will Become Available for Future Sale in the Public Market

We have a substantial number of shares of our common stock, including shares issuable upon exercise of certain outstanding options and warrants, which could soon become available for sale in the public market. We cannot predict the effect that any future sales of shares of common stock, or the availability of such shares for sale, will have on the market price of the common stock from time to time. We believe that sales of substantial numbers of shares of common stock, or the perception that such sales could occur, could adversely affect prevailing market prices of the common stock and our ability to raise capital in the future through the sale of additional securities.

Certain shares of our common stock held by existing stockholders constitute “restricted shares” as defined in Rule 144 under the Securities Act. These shares may only be sold if they are registered under the Securities Act or sold under Rule 144 or another exemption from registration under the Securities Act. Sales under Rule 144 are subject to the satisfaction of certain holding periods, volume limitations, manner of sale requirements, and the availability of current public information about us. A substantial portion of all of our restricted shares of common stock either will soon be eligible for sale pursuant to Rule 144 or have been registered under the Securities Act for resale by the holders. This will permit the sale of registered shares of common stock in the open market or in privately negotiated transactions without compliance with the requirements of Rule 144. We are unable to estimate the amount, timing or nature of future sales of outstanding common stock.

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

Government Regulation

Several components of our video network system, including the VidModem and VidPhone Switch, must comply with certain regulations of the Federal Communications Commission (“FCC”). Under FCC regulations, we will be required to follow a verification procedure consisting of a self-certification that the VidModem complies with applicable regulations pertaining to radio frequency devices. A qualified, independent testing facility tested the VidModem, and it was found to comply with FCC regulations. We obtained equipment registrations from the FCC for certain VidPhone system components, including the VidPhone switch that is connected to the public switched telephone network.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material legal proceedings.

Item 2. Changes in Securities and Use of Proceeds.

In accordance with its contractual agreements with the investors in the August 2000 private placement (the “Private Placement”), the Company was obligated to register the offering and resale of the securities issued in the Private Placement and to have the registration statement declared effective by the Securities and Exchange Commission no later than December 23, 2000. The Company filed a registration statement in compliance with its contractual covenant. However, in the event that the registration statement was not declared effective by December 23, 2000, the Company was required to issue each investor in the Private Placement and to the placement agent (or its designee), on December 23, 2000 and on the 23rd of each month thereafter until the earlier of the effective date of the registration statement or July 23, 2002, extra warrants to purchase that number of shares of common stock equal to five percent of the number of warrants purchased by the investor in the Private Placement (and, as to the placement agent or its designee, five percent of the number of warrants underlying the purchase option issued to the placement agent). The Company issued to the investors in the Private Placement extra warrants to purchase 101,194 shares of its common stock on January 23, 2001 and on February 23, 2001. The Company also issued to certain investors in the Private Placement extra warrants to purchase 38,704 shares of common stock on March 23, 2001, April 23, 2001, May 23, 2001 and June 23, 2001. The Company issued the extra warrants pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to Vote of Security Holders.

(a)	On April 24, 2001, we held our 2001 Annual Meeting of Stockholders.

(b)	At our 2001 Annual Meeting of Stockholders, our stockholders elected six directors - Quentin R. Lawson, Martin Grant, Steven A. Rogers, James F. Bunker, Eugene R. Cacciamani and Carl Muscari.

(c)	The following is a brief description of each matter voted upon at our 2001 Annual Meeting of Stockholders, the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to each such matter, including a separate tabulation with respect to each nominee for office:

(i)	Election of Directors:	For	Withheld

	Quentin R. Lawson	5,480,556	2,704,170

	Martin Grant	5,478,556	2,706,170

	Steven A. Rogers	5,478,556	2,706,170

	James F. Bunker	5,480,556	2,704,170

	Eugene R. Cacciamani	5,480,556	2,704,170

	Carl Muscari	5,480,556	2,704,170

(ii)	Consideration of a proposal to approve the adoption of an amendment to the 1999 Stock Option Incentive Plan to increase to 3,640,000 shares the number of common stock issuable under the plan from the 2,640,000 shares of common stock currently authorized to be issued:

For	Against	Abstain	Not Voted

2,779,383	3,382,673	8,296	2,014,374

(d)	Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

11 Statement of Computation of Earnings Per Share.

(b) Reports on Form 8-K during the quarter ended June 30, 2001.

None.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Video Network Communications, Inc.

By: /s/ CARL MUSCARI Carl Muscari Chairman, President and Chief Executive Officer (duly authorized executive officer)

By: /s/ ROBERT H. EMERY Robert H. Emery Chief Financial Officer Vice President, Administration (principal financial officer)

August 14, 2001