Form 10QSB
period 2001-09-30
VIDEO NETWORK COMMUNICATIONS INC
filed 2001-11-14
CIK 944310

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

[   ] Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from __________ to __________

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

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 14, 2001: 10,667,790

Transitional Small Business Disclosure Format (check one):

Yes
No X

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIDEO NETWORK COMMUNICATIONS, INC.

BALANCE SHEETS

	September 30,	December 31,
ASSETS	2001	2000

	(Unaudited)
Current assets:
Cash and cash equivalents	$192,539	$1,660,051
Accounts receivable	604,298	3,020,377
Inventories	4,599,961	4,668,938
Other current assets	230,207	42,889

Total current assets	5,627,005	9,392,255
Property and equipment, net	497,238	682,815
Trademarks and patents, net	287,913	269,029
Other assets	8,309	8,309

	$6,420,465	$10,352,408

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable	$100,772	$29,806
Accounts payable	2,085,029	1,486,949
Deferred revenue	74,452	2,623,303
Accrued liabilities	1,196,853	1,645,516
Current portion of notes payable	2,918,935	109,102
Obligations under capital lease, current portion	13,686	7,635

Total current liabilities	6,389,727	5,902,311

Notes payable	—	2,855,617
Obligations under capital lease	6,900	24,556

Commitments

Stockholders’ equity:
Preferred stock, par value $.01, 2,500,000 shares authorized; -0- issued at September 30, 2001 and December 31, 2000, respectively	—	—
Common stock, par value $.01, 30,000,000 shares authorized; 10,667,970 outstanding at September 30, 2001 and December 31, 2000, respectively	106,680	106,680
Additional paid-in capital	60,434,697	60,110,721
Accumulated deficit	(60,517,539)	(58,647,477)

Total stockholders’ equity	23,838	1,569,924

	$6,420,465	$10,352,408

The accompanying notes are an integral part of these financial statements.

VIDEO NETWORK COMMUNICATIONS, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2001	2000	2001	2000

Revenues:
Products	$213,740	$1,605,909	$2,560,143	$3,143,349
Services	258,732	1,106,064	9,721,986	2,015,042

	472,472	2,711,973	12,282,129	5,158,391
Cost of sales:
Products	295,424	1,129,472	1,845,795	2,156,576
Services	33,703	749,123	5,492,011	1,444,346

	329,127	1,878,595	7,337,806	3,600,922
Gross margin	143,345	833,378	4,944,323	1,557,469
Operating expenses:
Research and development	647,848	975,011	2,093,343	2,908,921
Selling, general and administrative	1,364,867	1,196,843	4,550,985	3,543,974

Total operating expenses	2,012,715	2,171,844	6,644,328	6,452,895

Loss from operations	(1,869,370)	(1,338,466)	(1,700,005)	(4,895,426)
Interest expense, net	64,304	62,721	170,057	168,235

Net loss	$(1,933,674)	$(1,401,187)	$(1,870,062)	$(5,063,661)

Net loss per common share — basic and diluted	$(.18)	$(.15)	$(.18)	$(.56)

Weighted average shares outstanding – basic and diluted	10,667,970	9,596,666	10,667,970	9,119,381

The accompanying notes are an integral part of these financial statements.

VIDEO NETWORK COMMUNICATIONS, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
	2001	2000

Cash flows from operating activities:
Net loss	$(1,870,062)	$(5,063,661)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	229,330	524,490
Amortization	17,306	15,198
Interest expense related to issuance of warrants	32,341	38,907
Non-cash compensation expense	17,180	18,738
Reserve for obsolescence	435,000	100,000
Other non-cash charges	—	60,000

Changes in operating assets and liabilities:
Accounts receivable	2,416,079	(539,800)
Other current assets	6,542	79,793
Inventory	(366,023)	318,012
Accounts payable	598,080	721,448
Deferred revenue	(2,548,851)	67,331
Accrued liabilities	(448,663)	89,321

Net cash used in operating activities	(1,481,741)	(3,570,223)

Cash flows from investing activities:
Increase in trademarks and patents	(36,190)	(46,319)
Purchase of property and equipment	(43,753)	(42,433)

Net cash used in investing activities	(79,943)	(88,752)

Cash flows from financing activities:

Net proceeds from the issuance of common stock	(163,204)	2,259,263
Proceeds from issuance of notes payable	445,887	—
Repayments of notes payable	(176,906)	(319,504)
Proceeds from the exercise of stock options	—	251,552
Principal payments on capital leases	(11,605)	(10,237)

Net cash provided by financing activities	94,172	2,181,074

Net decrease in cash and cash equivalents	(1,467,512)	(1,477,901)

Cash and cash equivalents, at beginning of period	1,660,051	2,594,529

Cash and cash equivalents, at end of period	$192,539	$1,116,628

Supplemental disclosure of non-cash investing and financing activities: See Note 6

The accompanying notes are an integral part of these financial statements.

VIDEO NETWORK COMMUNICATIONS, INC.

Notes To Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited financial statements of Video Network Communications, Inc. (the “Company”) as of September 30, 2001 and for the three and nine month periods ended September 30, 2001 and 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such financial statements contain all adjustments consisting only of normal recurring entries, necessary to present fairly the financial position of the Company as of September 30, 2001 and the results of operations for the three and nine months ended September 30, 2001 and 2000. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended and as of December 31, 2000 included in the Video Network Communications, Inc. Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the entire year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Although the Company recognized $8,769,000 in revenues during the year 2000 and recognized $12,282,000 in revenues during the nine months ended September 30, 2001, the Company continued to experience negative cash flow from operations. At September 30, 2001, the Company had an accumulated deficit of $60,518,000 that, together with its past losses from operations and negative cash flow, raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has required substantial funding through debt and equity financings since its inception to complete its development plans and commence and fund full-scale operations.

The Company requires additional cash to fund operations. Effective September 25, 2001, and on October 24, 2001, the Company completed an initial short-term bridge financing in which it issued 9% Senior Secured Bridge Notes with an aggregate principal amount of $1 million (the “Bridge Notes”) and warrants to purchase up to 2,000,000 shares of our common stock at an initial exercise price of $.40 per share. The Bridge Notes are secured by certain of the Company’s intellectual property, including its United States patents and trademarks, and are due and payable upon the earlier of December 24, 2001, or the date on which the Company completes its next debt or equity financing in which the Company raises in excess of $2,500,000 in gross proceeds. At September 30, 2001, the Company had only approximately $193,000 in cash. Although the Company expects to generate revenues and profits from operations during the next twelve months, management does not believe that these additional revenues and profits together with the Company’s existing cash will be sufficient to fund operations for that period. Accordingly, the Company will require additional financing to fund operations. The Company is in active discussions with potential financial investors and management currently anticipates that the Company will complete an additional bridge financing in the near future. However, the Company does not currently have any commitments to provide additional bridge financing and the Company cannot provide any assurance that it will be able to secure any additional debt or equity financing when required or at all. If the Company completes an additional short-term bridge financing, the Company will still require additional cash in the near future. Management currently anticipates that the Company will seek to complete a private placement of equity securities in late December 2001 or January of 2002. However, the Company does not have any commitment with respect to any such equity financing and the Company cannot assure you that it will be able to complete such a financing, or, if completed, the timing of the financing or its terms. On November 1st, 2001, the Company’s common stock and publicly traded warrants were delisted from The Nasdaq SmallCap Market because the Company did not meet The Nasdaq SmallCap Market continued listing requirements. Quotations for the Company’s common stock and publicly traded warrants are now available on The OTC Bulletin Board. The Company intends to continue to fund operations with existing cash and with cash generated from customer payments of accounts receivable until it completes additional debt or equity financings, however, the timing of customer payments is uncertain. The ability of the Company to complete a financing, the timing of the financing and its terms are subject to a number of conditions, including market conditions, many of which are beyond its control. The Company cannot provide any assurance that it will be able to secure financing when needed or at all or, if completed, the timing or the terms of any such financing. If the Company does not secure additional financing when needed, the Company will be forced to consider alternative methods of maximizing stockholder value, which could include a sale of the Company, asset sales, workout alternatives or bankruptcy.

2. Net Loss Per Share

The Company computes basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share”. Net loss per common share is based on the weighted average number of common shares and diluted common share equivalents outstanding during the periods presented. Basic loss per share is calculated by dividing net loss by the weighted average shares outstanding.

3. Income taxes

The Company did not record a provision for income taxes for the three and nine months ended September 30, 2001 and 2000 since the Company had a significant net operating loss carryforward available to it at those dates. The Company recorded a full valuation allowance against the net deferred tax asset generated primarily from its net operating loss carryforwards.

4. Inventories

Inventories consisted of the following at:

	September 30,	December 31,
	2001	2000

	(Unaudited)

Raw Materials	$4,156,803	$3,788,851
Finished Goods	443,158	880,087

	$4,599,961	$4,668,938

5. Debt

Initial Bridge Financing

Effective September 25, 2001, and on October 24, 2001, the Company issued to investors in a private placement $1,000,000 in aggregate principal amount of 9% Senior Secured Promissory Notes (the “Bridge Notes”) and warrants to purchase 2,000,000 shares of the Company’s common stock at an initial exercise price of $0.40 per share (the “Bridge Warrants”). The Senior Bridge Notes are secured by certain of the Company’s intellectual property, including the Company’s United States patents. The Company is using the net proceeds from the initial bridge financing to provide short-term working capital. The Bridge Notes are due and payable on the earlier of December 24, 2001 or the date on which the Company completes its next debt or equity financing in which it raises in excess of $2.5 million in gross proceeds. The holders of the Bridge Notes have the right to convert all or any portion of the principal amount of their Bridge Notes into the securities issued by the Company in its next equity financing. The Bridge Warrants are first exercisable on March 25, 2002, and will be exercisable until March 24, 2007. The initial exercise price of the Bridge Warrants is $0.40 per share and is subject to adjustment in certain limited circumstances including reclassifications, recapitalizations or split-ups of the Company’s common stock.

Sanmina Debt Settlement

The Company has an outstanding note to a trade creditor, Sanmina Corp., on which the outstanding principal and interest balance was approximately $3,500,000 at September 30, 2001. The Company has entered into a letter of intent with Sanmina, under which Sanmina has agreed to settle all of the Company’s outstanding obligations with Sanmina under the note and related documents. The letter of intent provides that, upon completion of an equity financing with aggregate gross proceeds to the Company of $4,000,000, the Company will pay Sanmina $500,000 and issue to Sanmina shares of the Company’s common stock with a market value of $2,000,000 (approximately 2,380,950 shares of common stock based on the closing price of our common stock on November 13, 2001). In addition, if the Company receives net proceeds of more than $4,000,000 in that financing, the Company will pay Sanmina 30% of the gross proceeds in excess of $4,000,000, up to an additional $300,000. The Company has also agreed to grant Sanmina certain registration rights related to the common stock granted to Sanmina in connection with this settlement. The Company’s payments and stock issuance to Sanmina would be in full settlement of all of its outstanding obligations to Sanmina.

Default On Legal Counsel Note

In January 1999, the Company also converted $375,000 of outstanding accounts payable to legal counsel to a two-year term loan accruing interest at 7% per year. In connection with converting the restructuring of accounts payable balances to a long-term note, the

Company issued to legal counsel warrants to purchase 5,714 shares of common stock, with a $18.59 exercise price per share. An independent appraisal assigned a market value of $18,583 to these warrants. The Company has recorded the value of the warrants as a discount against the face amount of the note and will amortize the value of the warrants over the life of the note. The note was restructured in August 2000. At September 30, 2001, the Company had not made the final two payments required under the terms of the renegotiated note and was, therefore, in default under the terms of the renegotiated note. At September 30, 2001, the Company owed legal counsel approximately $32,000 in principal and interest on this note.

6. Non-cash Transactions

The following non-cash transactions occurred in the periods indicated:

	Nine months ended
	September 30,
	2001	2000

	(Unaudited)	(Unaudited)
Note payable issued to fund prepaid insurance	$139,747	$51,090
Debt discount related to warrants issued with notes payable	470,000	—

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

We reported revenues of $472,000 for the quarter ended September 30, 2001, a decrease of 83% when compared with revenues reported for the same period in 2000. Our operating expenses for the quarter ended September 30, 2001 of $2,013,000 were approximately 19% lower than our operating expenses for the second quarter of 2001. At this stage of our product’s market development, it is difficult for us to predict with accuracy the level of our sales in future periods, or when our marketing initiatives will result in higher sales. We have relatively few customers and individual system purchases normally exceed one hundred thousand dollars. These large individual sales continue to account for a significant portion of our revenues. Accordingly, we have experienced and expect to continue to experience significant, material fluctuations in our revenues and operating results on a quarterly basis for the foreseeable future.

Our financial results for the third quarter of 2001 were disappointing. We reported a net loss of approximately $1.9 million for the third quarter, compared to a net loss of approximately $1.4 million for the comparable quarter of the prior year on substantially higher revenues. Revenues of approximately $472,000 were substantially lower than the approximately $2.7 million recorded in the comparable period of 2000. Revenues were also substantially lower than the immediately preceding quarter of 2001. We believe these results are, in part, indicative of the quarter to quarter variability inherent in our business because purchases of our video network system constitute a substantial capital expenditure by our customers and, at this stage of our development as we build our customer base, each sale of our equipment constitutes a relatively large portion of our revenues for the period in which the sale is recognized. However, the normal quarterly variation in our revenues was exacerbated in the third quarter by several factors including delays in anticipated contract award announcements in a U.S. government-related education program and the unprecedented events of September 11, 2001.

One factor adversely affecting our third quarter revenues was that the U.S. government has delayed notification of contract awards under its subsidized education program, the E-Rate Program, well beyond the date that we expected the announcements to be made. In forecasting our results of operations for the year, we had anticipated that contracts would be awarded under that program prior to the beginning of the E-Rate Program fiscal year that began on July 1, 2001, and that contract announcements would continue through October 2001. We had also projected that VNCI would be awarded substantial contracts or subcontracts for our video network equipment under this program. To date, we have not received notification of any awards to VNCI or to our potential prime contractors under this program. Over the past two years, VNCI has received substantial contract and subcontract awards under this program, resulting in significant revenues to the Company, and we had projected awards in our second quarter of 2001 that would have been performed in part as early as our third quarter of 2001. We anticipate that the failure of this program to announce any awards to date will adversely impact our projected results for the fourth quarter of 2001. Although our third and fourth quarter results have been and will be adversely impacted as a result of the failure of the E-Rate Program to make awards, we anticipate that we will be awarded future contracts and subcontracts under the E-Rate Program. In the past, awards to VNCI and to our potential prime contractors have been among the later awards to be made under the E-Rate Program. Therefore, we continue to believe that we will receive additional awards that will generate substantial revenues for the Company from this program prior to the end of the E-Rate Program fiscal year in June 2002. However, we cannot provide you with any assurance that we will receive any E-Rate Program contract or subcontract awards or, if such contracts are awarded to VNCI, the effect of those awards on our future operating results.

Our third quarter results were also adversely affected by the tragic events of September 11, 2001 and the general economic slow-down. As a result of those events, certain U.S. government agencies, particularly the Department of Defense, delayed installation of our video networking equipment at U.S. military facilities as a result of increased security measures and the focus of these departments on security measures and military operations rather than capital equipment purchases. We also anticipate that our projected fourth quarter results may be adversely effected by the events of September 11, 2001, because certain military organizations and similar potential customers may delay the purchase of capital equipment, including our video network system. Since September 11th, we have found that certain potential customers, such as military organizations, have fewer opportunities to meet with our sales agents regarding potential purchases because of a heightened focus on security measures and critical operations and a concern about the economy generally.

During the third quarter, we continued our sales strategy of focusing on our five vertical markets: healthcare, government, video production and distribution, finance and education. We have established reference accounts in the healthcare, government and video production and distribution markets and we believe that we have made substantial inroads in the education market. We achieved important successes in both the healthcare and government markets during the third quarter. However, customers in the video production and distribution market are indicating that future capital budgets are heavily constrained as a result of the slowing economy. As the economy continues to be generally weak, we are continuing to focus on identifying new potential customers for whom video application is “mission critical,” because we believe these potential customers will be able to realize a return on their investment or an overall cost savings as the result of an investment in a video network system.

Although we experienced a delay in purchases as a result of the tragic events of September 11, 2001, these same events also have generated significant new interest in our video network products as corporate America and the Federal government evaluate alternatives to travel for business purposes and the increased use of video for security. Our web-site traffic and telephone inquires have roughly doubled. We believe this new interest in visual communications will accelerate the adoption of video networks by large, complex organizations. However, we cannot predict when or if this new interest will result in orders for our products, and we remain particularly concerned given the downturn in the economy generally. We cannot predict how the additional interest in video or the downturn in the economy generally will affect our overall business in the near future. However, we believe that the general slowdown in the economy will contribute to lower capital spending and may lengthen our sales cycle with particular customers.

We require additional cash to fund operations. Effective September 25, 2001, and on October 24, 2001, we completed an initial short-term bridge financing in which we issued 9% Senior Secured Bridge Notes with an aggregate principal amount of $1 million (the “Bridge Notes”) and warrants to purchase up to 2,000,000 shares of our common stock at an initial exercise price of $.40 per share (the “Bridge Warrants”). However, at September 30, 2001, we had only approximately $193,000 in cash. Although we expect to generate revenues and profits from operations during the next twelve months, we do not believe that these additional revenues and profits together with our existing cash will be sufficient to fund operations for that period. Accordingly, we require additional financing to fund operations. We are in active discussions with potential financial investors and we currently anticipate that we will complete an additional bridge financing in the near future. However, we do not currently have any commitments to provide additional bridge financing and we cannot assure you that we will be able to secure any additional debt or equity financing when required or at all. If we are successful in completing an additional short-term bridge financing, we will still require additional cash in the near future. We currently anticipate that we will seek to complete a private placement of equity securities in late December 2001 or January of 2002. However, we do not have any commitment with respect to any such equity financing and we cannot assure you that we will be able to complete such a financing, or, if completed, the timing of the financing or its terms. In late October, our common stock and publicly traded warrants were delisted from The Nasdaq SmallCap Market because we did not meet The Nasdaq SmallCap Market continued listing requirements. Quotations for our common stock and publicly traded warrants are now available on The OTC Bulletin Board. We cannot predict whether the delisting of our securities will adversely affect our ability to complete additional equity or debt financings required to support continuing operations.

We intend to continue to fund operations with existing cash and with cash generated from customer payments of accounts receivable until we complete additional debt or equity financings. However, the timing of customer payments is uncertain. Our ability to complete a financing, the timing of the financing and its terms are subject to a number of conditions, including market conditions, many of which are beyond our control. We cannot assure you that we will be able to secure financing when needed or at all or, if completed, the timing or the terms of any such financing. If we do not secure additional financing when needed, we will be forced to consider alternative methods of maximizing stockholder value, which could include a sale of our Company, asset sales, workout alternatives or bankruptcy.

For the remainder of 2001and in 2002, we intend to intensify our focus on selling and marketing our video network solutions and continuing product development to meet customer demands for new functionality and to lower the cost of our systems. Specifically, our goals are to (i) significantly enhance our marketing and public relations programs to create better awareness of our products among customers, industry analysts and financial analysts, (ii) develop our direct sales, (iii) continue engineering our video network system to refine and improve its functionality to meet new customer requirements and to lower our costs and the price of our system through improved design, (iv) develop new strategic partnerships committed to marketing our video network system as the video solution of choice to business users, and (v) use our current strategic and reseller arrangements to increase sales of our systems and create brand name recognition of our product. Our ability to meet these objectives is subject to a number of risks and uncertainties, including our ability to develop new strategic relationships with significant potential resellers, our ability to sell and market our product and develop market awareness of our video network system and our ability to obtain financing when required. We plan to continue to subcontract all major manufacturing and production activities for the foreseeable future, but we will continue to retain test and quality assurance functions until all subcontractors are certified with respect to quality.

We have a limited customer base with several customers providing in excess of 10% of our total revenues. Two customers accounted for 53% and 33%, respectively, of our total revenues in the nine months ended September 30, 2001, and four customers accounted for 18%, 15%, 11% and 11%, respectively, of total revenues for the year ended December 31, 2000. Four customers accounted for 49%, 15%, 11% and 10 % of our accounts receivable at September 30, 2001, and three customers accounted for 33%, 32%, and 25%, respectively, of accounts receivable outstanding as of December 31, 2000. We expect that our results of operations will continue to vary significantly from quarter to quarter for the foreseeable future.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

Revenues. We recognized $472,000 in revenues during the three months ended September 30, 2001 compared to $2,712,000 in the comparable period in 2000, representing an decrease of approximately $2,240,000, or 83%. Of these revenues, $214,000 related to product sales compared to $1,606,000 recognized in the comparable period of 2000, representing a $1,392,000, or 87%, decrease in equipment sales. The decrease in equipment sales is due to a decrease in both the number of customers and the average order size experienced in the third quarter of 2001 compared to the comparable period of 2000. Revenues related to installation and other services were $259,000 in the third quarter of 2001 compared to $1,106,000 in the comparable period of 2000, representing a decrease of $847,000, or 77%. Also included in service revenues in the third quarter of 2001 was $163,000 of management fees. No management fees were recognized in the comparable period of 2000. Seventy-eight percent of total sales in the quarter ended September 30, 2001 were from four customers.

Cost of Sales. Cost of sales for the three months ended September 30, 2001 was $329,000, representing a decrease of $1,550,000, or 82%, over the $1,879,000 recorded in the comparable period of 2000. Cost of product sales as a percentage of product sales was approximately 138% and 70% in the three months ending September 30, 2001 and 2000, respectively. Included in the cost of sales in the third quarter of 2001 was $263,000 relating to under-absorbed production costs due primarily to an increase in the inventory reserve of $435,000 partially offset by a $58,000 reduction in the provision for warranty reserves. There were no similar charges in the third quarter of 2000. Cost of service sales for the three months ended September 30, 2001 were $33,000 compared to $749,000 in the same period of 2000, and reflect the costs associated with providing installation and other services.

Gross Margin on Sales. Gross margin on total sales was $143,000, or 30%, for the quarter ending September 30, 2001 compared to gross margin of $833,000, or 31%, for the comparable period in 2000. The gross margin percentage on equipment sales in the third quarter of 2001 was negative 38%, compared to 30% realized on equipment sales in the comparable period of 2000. Excluding the effects of under-absorption of production department costs and the adjustment to warranty reserves, the gross margin percentage on equipment sales in the third quarter of 2001 was 57%. The gross margin percentage on service revenues for the third quarter of 2001 was 87% compared to 32% in the third quarter of 2000. The increase in the gross margin percentage on service revenues is attributable to the management fees earned in the third quarter of 2001.

Research and Development. Research and development costs decreased to $648,000 in the three months ended September 30, 2001,

compared to $975,000 in the third quarter of 2000, a decrease of $327,000, or 34%. Approximately $57,000 of the reduction was due to certain production department costs charged to R&D efforts in third quarter of 2000 which were not incurred in 2001. Salaries and related benefits decreased approximately $64,000. Approximately $85,000 of the decrease was due to reduced spending on materials and testing services in support of research projects in the third quarter of 2001 compared to the same period in 2000. A charge of $60,000 taken in the third quarter of 2000 against the value of certain production licensing assets was not repeated in 2001. Allocations from service departments decreased by approximately $41,000.

Selling, General and Administrative Expenses. Selling, general, and administrative expenses increased to $1,365,000 during the three months ended September 30, 2001, from $1,197,000 during the three months ended September 30, 2000, an increase of approximately $168,000 or 14%.

Sales and marketing expenses increased approximately $11,000, from $684,000 to $673,000, or 2%, in the third quarter of 2001 compared to the same period of 2000. Increased costs of advertising and marketing materials, $25,000, and professional services, $10,000,were partially offset by reductions in depreciation expense, $18,000, and show expenses, $5,000.

Customer support expenses increased from $137,000 to $175,000, an increase of $38,000, or 28%, due primarily to decreased allocations of departmental cost to Cost of sales, as services sales declined in the third quarter of 2001 compared to the same period of 2000.

General and administrative costs increased by approximately $140,000, or 37%, in the three months ended September 30, 2001 compared to the same period in 2000. Increases in printing costs, $65,000, legal costs, $50,000, the provision for doubtful accounts, $12,000, and other professional fees, $8,000, contributed to the general overall increase.

Net Interest Expense. Net interest expense in the third quarter of 2001 was $64,000, or 2% higher than the $63,000 recorded in the same period of 2000. Interest expense decreased from $73,000 in the third quarter of 2000 to $65,000 in the third quarter of 2001 due to declining balance on the outstanding debt. The interest expense accrues on our notes payable to Sanmina and to our legal counsel, the insurance premium financing notes, capital lease obligations, and on overdue balances to vendors.

Interest income decreased by $9,000 in the third quarter of 2001 compared to the comparable period of 2000 due to decreased average cash balances and declining interest rates.

Net Loss. As a result of the foregoing factors, the net loss for the quarter ended September 30, 2001 was $1,934,000 compared to a net loss of $1,401,000 in the comparable period of 2000.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

Revenues. We recognized $12,282,000 in revenues during the nine months ended September 30, 2001 compared to $5,158,000 in the comparable period in 2000, representing an increase of approximately $7,124,000, or 138%. Of these revenues, $2,560,000 related to product sales compared to $3,143,000 recognized in the comparable period of 2000, representing a $583,000, or 19%, decrease in equipment sales. Revenues related to installation and other services were $9,721,000 in the first nine months of 2001 compared to $2,015,000 in the comparable period of 2000, representing an increase of $7,706,000, or 382%. The increase was due primarily to the completion in the second quarter of 2001 of a significant data cabling project to a school district which had been in process for several quarters. Also included in service revenues in the nine months ended September 30, 2001 was $2,741,000 of management fees. No management fees were recognized in the comparable period of 2000. Eighty-six percent of total sales in the nine months ended September 30, 2001 were from two customers.

Cost of Sales. Cost of sales for the nine months ended September 30, 2001 was $7,338,000, representing an increase of $3,737,000, or 104%, over the $3,601,000 recorded in the comparable period of 2000. Cost of product sales as a percentage of product sales was approximately 72% and 69% in the nine months ending September 30, 2001 and 2000, respectively. Included in the cost of sales in the first nine months of 2001 was $638,000 relating to under absorbed production costs due primarily to lower than projected production volume in the quarter, partially offset by a $58,000 reduction in the provision for warranty reserves. Included in the under- absorbed production costs was an increase to the inventory reserve of $435,000 in the first nine months of 2001compared to $100,000 in the comparable period of 2000. Cost of service sales for the nine months ended September 30, 2001 were $5,492,000 compared to $1,444,000 in the same period of 2000, and reflect the costs associated with the data cabling project completed during the second quarter of 2001 and of providing installation and other services.

Gross Margin on Sales. Gross margin on total sales was $4,944,000, or 40%, for the nine months ended September 30, 2001 compared to gross margin of $1,557,000, or 30%, for the comparable period in 2000. The gross margin percentage on equipment in the first nine months of 2001 was 28%, compared to 31% realized on equipment sales in the comparable period of 2000. Excluding the effects of under-absorption of production department costs and charges to the reserve account, the gross margin percentage on equipment sales in the first nine months of 2001 was 54% compared to 36% in the comparable period of 2000. The gross margin percentage on service revenues for the first nine months of 2001 was 44% compared to 28% in the comparable period of 2000. The increase in the gross margin percentage on service revenues is attributable to the management fees earned in the first nine months of 2001.

Research and Development. Research and development costs decreased to $2,093,000 in the nine months ended September 30, 2001, compared to $2,909,000 in the first nine months of 2000, a decrease of $816,000, or 28%. Approximately $218,000 of the reduction was due to certain production department costs charged to R&D efforts in first nine months of 2000 which were not incurred in 2001. Depreciation charged to research and development decreased $154,000. Approximately $325,000 of the decrease was due to reduced spending on materials and testing services in support of research projects in the first nine months of 2001 compared to the same period in 2000. Salaries and benefits expenses declined $79,000. A charge of $60,000 taken in the third quarter of 2000 against the value of certain production licensing assets was not repeated in 2001. Offsetting these reductions is an increase of $45,000 of allocations from service departments.

Selling, General and Administrative Expenses. Selling, general, and administrative expenses increased to $4,551,000 during the nine months ended September 30, 2001, from $3,544,000 during the comparable period of 2000, an increase of approximately $1,007,000 or 28%.

Sales and marketing expenses increased approximately $593,000, from $1,907,000 to $2,500,000, or 31%, in the first nine months of 2001 compared to the same period of 2000. Approximately $219,000 of this increase was due to a write-down of demo and evaluation equipment in the second quarter of 2001. Increased costs of attending more trade shows contributed $37,000 to the increase. Approximately $330,000 of the increase is attributable to higher salary and benefit costs compared to the same period of 2000. Travel related expenses increased approximately $47,000 and advertising costs increased $29,000. Allocations from service departments increased by $33,000 compared to the same period of 2000. Offsetting these increases were declines in the costs of utilizing outside consultants, $12,000, decreased cost of recruiting, $21,000, and decreased depreciation expense charged to the sales and marketing departments, $71,000.

Customer support expenses increased from $437,000 to $610,000, an increase of $173,000, or 40%, for the period ending September 30, 2001 compared to the same period of 2000. Increases in salaries, benefits, recruiting costs, travel expenses, and materials costs, totaling approximately $112,000, were offset by reductions in deprecation expense, $17,000. Allocations of departmental cost to Cost of sales — services declined $57,000 in the first nine months of 2001compared to the same period of 2000, due to lower non-management fee or project related revenues in the period compared to the prior year.

General and administrative costs increased by approximately $241,000, or 20%, in the nine months ended September 30, 2001 compared to the same period in 2000. Increased salaries and benefits costs, $72,000, and insurance costs, $22,000, and investor relations and printing, $52,000, were offset by reductions in recruiting charges, $45,000, and professional fees, $9,000, and depreciation, $15,000.

Net Interest Expense. Net interest expense in the first nine months of 2001 was $170,000, nearly equal to that incurred in the same period of 2000. Interest expense decreased from $220,000 in the first nine months of 2000 to $191,000 in the first nine months of 2001 due to declining balances on the outstanding debt. The interest expense accrues on our notes payable to Sanmina and to our legal counsel, the insurance premium financing notes, and capital lease obligations.

Interest income decreased by $31,000 in the nine months ended September 30, 2001 compared to the comparable period of 2000 due to the decreased level of average cash balances.

Net Loss. As a result of the foregoing factors, the net loss for the period ended September 30, 2001 was $1,870,000 compared to a net loss of $5,064,000 in the comparable period of 2000.

LIQUIDITY AND CAPITAL RESOURCES

We have an accumulated deficit of approximately $60.5 million from our inception through September 30, 2001. We may incur additional operating losses in the future, principally as a result of expenses associated with product development efforts and anticipated sales, marketing, and general and administrative expenses. During the quarter ended September 30, 2001, we satisfied our cash requirements principally from cash generated by operations, from existing cash balances, and from the $500,000 gross proceeds of a short-term bridge loan received in late September.

We had cash and cash equivalents of $193,000 at September 30, 2001 compared to cash and cash equivalents of $1,660,000 at December 31, 2000, a decrease of $1,467,000.

Net cash used in operations during the nine months ended September 30, 2001 was approximately $1,482,000. Inventory decreased by approximately $69,000 during the nine months ended September 30, 2001, due primarily to the reduction of finished goods inventories related to sales recognized in the first nine months of 2001, primarily offset by inventory purchases during the period. Accounts receivable decreased by $2,416,000 during the nine months ended September 30, 2001 as a result of cash received from customers relating to outstanding accounts receivable and an increase in the provision for doubtful accounts, $12,000, offset by new sales during the period. Accounts payable increased by approximately $598,000 in the nine months ended September 30, 2001 reflecting cash conservation measures instituted as our cash balances declined and we sought additional debt or equity financing. Deferred revenue decreased by $2,549,000 due primarily to recognition of previously deferred revenues related to the completion of a project in June 2001.

Cash used in investing activities consisted of $44,000 of capital spending on property and equipment and $36,000 of increases in capitalized trademark and patent costs.

Cash provided by financing activities was $94,000 consisting of payments on the principal balances of notes payable, $177,000, payments on capital lease obligations $12,000, and continuing costs associated with efforts to register common stock issued in 2000, $163,000, offset by the net proceeds of the first installment of the bridge financing.

We have an outstanding note to a trade creditor, Sanmina Corp., on which the outstanding principal and interest balance was approximately $3,500,000 at September 30, 2001. We are currently in compliance with the Sanmina note. We have entered into a non-binding letter of intent with Sanmina, under which Sanmina has agreed to settle all of our outstanding obligations with Sanmina under the note and related documents. The letter of intent provides that, upon completion of an equity financing with aggregate gross proceeds to VNCI of $4,000,000, we will pay Sanmina $500,000 and issue to Sanmina shares of our common stock with a market value of $2,000,000 (approximately 2,380,950 shares of common stock based on the closing price of our common stock on November 13, 2001). In addition, if we receive net proceeds of more than $4,000,000 in that financing, we will pay Sanmina 30% of the gross proceeds in excess of $4,000,000, up to an additional $300,000. VNCI has also agreed to grant Sanmina certain registration rights related to the common stock granted to Sanmina in connection with this settlement. Our payments and stock issuance to Sanmina would be in full settlement of all of our outstanding obligations to Sanmina.

In January 1999, we also converted $375,000 of outstanding accounts payable to legal counsel to a two-year term loan accruing interest at 7% per year. In connection with the restructuring, we issued to legal counsel warrants to purchase 5,714 shares of common stock, with a $18.59 exercise price per share. An independent appraisal assigned a market value of $18,583 to these warrants. We have recorded the value of the warrants as a discount against the face amount of the note and will amortize the value of the warrants over the life of the note. The note was renegotiated in August 2000. At September 30, 2001, we had not made the final two payments required under the terms of the renegotiated note and VNCI is currently in default under the terms of the renegotiated note. At September 30, 2001, we owed legal counsel approximately $32,000 in principal and interest on this note.

We require additional cash to fund operations. Effective September 25, 2001, we completed the initial closing on the first $500,000 of a $1,000,000 short-term bridge loan. We completed the second closing on the additional $500,000 principal amount of the short-term bridge loan on October 24, 2001. In the bridge financing, we issued 9% Senior Secured Bridge Notes with an aggregate principal amount of $1 million (the “Bridge Notes”) and warrants to purchase up to 2,000,000 shares of our common stock at an initial exercise price of $.40 per share (the “Bridge Warrants”). The Bridge Notes are secured by substantially all of our intellectual property, including our United States patents and trademarks. Interest on the Bridge Notes is payable in cash at the time of maturity. The holders of the Bridge Notes have the right to convert all or any portion of the principal amount of their Bridge Notes into the securities that we issue in certain subsequent financings. The Bridge Warrants will first be exercisable beginning on March 25, 2002 and will be exercisable until March 24, 2007. The initial exercise price (“Exercise Price”) for the Bridge Warrants of $0.40 per share is subject to adjustment in certain limited events, including recapitalizations, reclassifications or split-ups of our common stock and for issuances of securities at a price less than the then current Exercise Price. The Bridge Warrants have a cashless exercise mechanism. The Bridge Notes are due and payable upon the earlier of December 24, 2001, or the date on which we complete our next debt or equity financing in which we raise in excess of $2,500,000 in gross proceeds. We are using the net proceeds from the Bridge Financing to provide short-term working capital.

At September 30, 2001, we had only approximately $193,000 in cash. Although we expect to generate revenues and profits from operations, we do not believe that these additional revenues and profits together with our existing cash will be sufficient to fund operations and to permit us to repay the Bridge Notes when due. Accordingly, even after completing the short-term bridge financing we require additional financing in the near future to fund operations and to repay the Bridge Notes. We are seeking to raise additional financing in a private placement of unsecured notes and warrants. We currently contemplate that this private placement will be completed by November 30, 2001, although we do not currently have any commitments from investors to provide this financing and we have the right to extend the offering date to not later than December 28, 2001. If we complete this financing, we currently anticipate that we will issue unsecured notes that will be due and payable upon the earlier of the date that is 90 days from the date of issuance, or the date on which we complete certain defined equity financings. We also expect to issue warrants to the purchasers of these unsecured notes, which would first be exercisable beginning on the date that is six months from the date of issuance and will be exercisable for a five-year period. We currently anticipate that the exercise price per share of common stock purchased upon exercise of the warrants will be equal to the closing bid price of one share of our common stock as reported on the OTC Bulletin Board on the day preceding the closing of the financing.

We do not currently have any commitments from investors to provide the financing that we require. We cannot provide you with any assurance that we will complete the offering discussed above, or if completed, the terms of any securities issued in the offering or the timing of the closing of the offering. Even if we are successful in completing this additional short-term bridge financing, we will require additional debt or equity financing in the near future. We currently anticipate that we will seek to complete another equity financing in the range of $4,000,000 to $6,000,000 in gross proceeds to the Company late December 2001 or January of 2002. However, we do not have any commitment with respect to any such equity financing and we cannot assure you that we will be able to complete such a financing, or, if completed, the timing of the financing or its terms.

Although we have had some preliminary discussions about proposed private placements of our securities, we do not currently have access to any sources of, or commitments for, any financing. We cannot assure you that we will be able to obtain additional financing when required or at all. On November 1st, our common stock and publicly traded warrants were delisted from The Nasdaq SmallCap Market because we did not meet The Nasdaq SmallCap Market continued listing requirements. Quotations for our common stock and publicly traded warrants are now available on The OTC Bulletin Board. We cannot predict whether the delisting of our securities will adversely affect our ability to complete additional equity or debt financings required to support continuing operations. Our ability to complete a financing, the timing of the financing, the amount of funds invested and the other terms of the financing are subject to a number of conditions, including market conditions, many of which are beyond our control. If we do not secure additional financing when needed, we may be forced to consider alternative methods of maximizing stockholder value, which could include a sale of the Company, asset sales, workout alternatives or bankruptcy.

In connection with our proposed financings, we have also entered into a non-binding letter of intent with a trade creditor to settle an outstanding debt obligation of approximately $3,500,000 upon completion of an equity financing of at least $4,000,000. We currently anticipate that any settlement of that obligation would include cash payments and the issuance of equity securities to the creditor. We cannot provide you with any assurance that we will negotiate a settlement of that debt obligation, and the timing of any such settlement and the terms of any settlement agreement are subject to a number of conditions, many of which are beyond our control.

The above offerings have not been and will not be registered under any federal or state securities laws. The securities to be offered and sold in such offerings may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

The securities have not been approved or disapproved by the Securities and Exchange Commission, any state securities commission or other regulatory authority, nor have any of the foregoing authorities passed upon or endorsed the merits of the proposed offerings or the accuracy or adequacy of the confidential private placement memoranda to be used in connection with the proposed offerings. Any representation to the contrary is unlawful.

Pending completion of an additional debt or equity financing, we intend to continue to fund operations with existing cash and with cash generated from customer payments of accounts receivable. However, the timing of customer payments is uncertain. Our ability to complete a financing, the timing of the financing and its terms are subject to a number of conditions, including market conditions, many of which are beyond our control. There can be no assurance that we will be able to secure financing or, if obtained, the timing or the terms of any such financing. If we do not secure additional financing when needed, we may be forced to consider alternative methods of maximizing stockholder value, which could include a sale of our Company, asset sales, workout alternatives or bankruptcy.

Inflation

The impact of inflation on our business has been insignificant to date, and we believe that it will continue to be insignificant for the foreseeable future.

RISK FACTORS

The following are some of the important risks associated with our business and our strategy, which could impact our future financial condition and results of operations. You should read and consider carefully the following risk factors.

We Have Low Cash Balances; We Require Additional Financing.

As described above in “Liquidity and Capital Resources,” we require additional cash to fund our operations. At September 30, 2001, we had cash and cash equivalents totaling only $193,000. Pending completion of an additional debt or equity financing, we intend to continue to fund operations with existing cash and with cash generated from customer payments of accounts receivable. However, the timing of customer payments is uncertain. Our ability to complete a financing, the timing of the financing and its terms are subject to a number of conditions, including market conditions, many of which are beyond our control. There can be no assurance that we will be able to secure financing or, if obtained, the timing or the terms of any such financing. If we are unable to raise cash in the near future we will be unable to sustain operations and we may be forced to consider alternative methods of maximizing stockholder value, which could include a sale of the Company, asset sales, workout alternatives or bankruptcy.

We May Require Stockholder Approval to Secure Additional Equity Financing

We may require stockholder approval to increase our authorized shares of common stock to complete an equity financing required for us to continue operations. If we fail to obtain stockholder approval to amend our certificate of incorporation to increase the number of authorized shares of our common stock, we may be unable to acquire sufficient capital to continue operations. We cannot assure you that we will be able to obtain the requisite approval. If we do not secure additional financing when needed, we may be forced to consider alternative methods of maximizing stockholder value, which could include a sale of the Company, asset sales, workout alternatives or bankruptcy.

Nasdaq Delisting

On November 1, 2001 our common stock was delisted from the Nasdaq SmallCap Market because we did not evidence compliance with the net tangible asset and stockholders’ equity requirements under Nasdaq Marketplace Rule 4310(c)(2)(B) for an extended period of time. The delisting of our securities from the Nasdaq SmallCap Market could have an adverse effect on, among other things, our results of operations and our financial condition. We expect that these adverse consequences could include, but are not limited to:

•	an adverse effect on the trading market for, and market price of, our common stock and Public Warrants; and

•	an adverse effect on our ability to secure additional financing or issue additional securities in the future.

In particular, we believe that the delisting of our equity securities from Nasdaq could make it more difficult for us to complete our anticipated future equity financing, because certain prospective investors may be less willing to purchase and hold securities that are not traded on Nasdaq or an exchange.

We May Be Unable to Meet The Payment Schedule on Notes Payable

We currently have outstanding $1 million principal amount of Bridge Notes, originally issued effective September 25, 2001 and on October 24, 2001, on which the outstanding principal and interest at the rate of 9% per annum are due and payable on the earlier of December 24, 2001, or the date on which the Company completes its next debt or equity financing in which the Company raises in excess of $2,500,000 in gross proceeds. The Bridge Notes are secured by substantially all of our intellectual property, including our United States patents and trademarks.

We also currently have an outstanding note to a trade creditor, Sanmina Corp., on which the outstanding principal and interest balance was $3,500,000 at September 30, 2001. Under the existing terms of the note, we are obligated to pay Sanmina an amount each month equal to a percentage of the accounts receivable that we collected in the previous calendar month, with the percentage ranging from 0% to 5%, based upon the net amount of accounts receivable that we collect. Any principal and accrued interest thereon remaining on the note is due in full on January 12, 2002. The Sanmina note is secured by our personal property and certain of our other assets. Although we are currently in compliance with the terms of this renegotiated note and have entered into a non-binding letter of intent to repay this obligation upon the completion of an specified equity financing by the Company, we may not be able to continue to meet the payment schedule on this note payable in the future and we may not be able to reach an agreement to settle our obligations to this trade creditor.

We also have a note outstanding to our legal counsel for legal fees that were incurred prior to 1999. Under the current terms of the note, we are obligated to pay $20,000 each month until the note is paid in full. At September 30, 2001, we owed our legal counsel approximately $32,000 in principal and interest on this note and we are currently in default under the terms of this note.

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

We Have a Limited Customer Base and Attendant Risk Concentration

We have a limited customer base with several customers providing in excess of 10% of our total revenues. Two customers accounted for 53% and 33%, respectively, of our total revenues in the nine months ended September 30, 2001, and four customers accounted for 18%, 15%, 11% and 11%, respectively, of total revenues for the year ended December 31, 2000. Four customers accounted for 49%, 15%, 11% and 10 % of our accounts receivable at September 30, 2001, and three customers accounted for 33%, 32%, and 25%, respectively, of accounts receivable outstanding as of December 31, 2000. We generally grant uncollateralized credit terms to our customers, and have not experienced any credit-related losses. We anticipate that the concentration of our customer base will continue for the foreseeable future, as we continue to expand our marketing efforts within our vertical target markets. Failure to diversify this customer concentration could result in our inability to continue to generate revenues sufficient to support operations.

We Have a History of Significant Losses and Expect Losses May Continue

We have incurred substantial losses from operations to date and had an accumulated deficit of $60.5 million through September 30, 2001. Our audited financial statements for the year ended and as of December 31, 2000, indicate that there is substantial doubt about our ability to continue as a going concern.

We recognized $12.3 million in revenues during the first nine months of 2001, $8.8 million in revenues during 2000, and $2.4 million in revenues during 1999, and we recognized only $766,000 in revenues from the sale of products during 1998. Accordingly, there is limited historical basis for you to expect that we will be able to realize sufficient operating revenues or profits in the future to support continuing operations. We have a limited backlog for revenue during the next six months of 2001, and we cannot predict with accuracy what our revenues will be in the future. Our ability to generate sales and to recognize operating revenues in the future will depend on a number of factors, certain of which are beyond our control, including:

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

We Expect to Continue to Experience Quarterly Fluctuations in our Operating Results

We have experienced in the past quarterly fluctuations in revenues and operating results as a result of a number of factors, including the fact that the typical cost of our system is relatively high, each purchase of our video network system constitutes a substantial portion of our revenues for the period in which it is accepted by our customer, and the timing of our sales and marketing campaigns and the costs associated with those efforts, and our overall expenses during the period. Customers generally pay for our products and services only after they are installed and accepted by the customer, and we typically incur the costs associated with the sales and installation of our video network systems prior to receipt of any customer payments. We expect these to continue and accordingly, we expect to continue to experience quarterly fluctuations in our revenues and operating results for the foreseeable future.

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

The Market for Video Communications Products Is Evolving And May Not Support Our Revenue Expectations; Our Business May be Effected by the Events of September 11th and the General Slowdown in the Economy

The market for video communications products continues to evolve rapidly. As is typical for a new technology, demand for and market acceptance of new products is unpredictable. In addition, while there is renewed interest in video networking products following the events of September 11, 2001, the economy overall has also experienced a significant slowdown recently. The cost of video communications systems typically represents a substantial investment by the customer and have tended to be discretionary purchases. Accordingly, we cannot predict whether the renewed interest in video networking products will result in higher overall sales of video communications equipment. If the market for video communications products develops more slowly than expected or is adversely effected by a slow down in the economy, our business and financial condition could be materially and adversely affected.

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

A majority of our patents and intellectual property have been pledged as collateral to certain note holders who participated in our bridge financing in September and October 2001. In the event that we are unable to pay the notes when they become due, our note holders will have the right to a majority of out important intellectual property. There can be no guarantee that we will be able to repay our note holders when their notes become due.

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

Our Market Value Is Highly Volatile

The market price of our common stock has been highly volatile and may continue to fluctuate in the future. We completed an initial public offering of 295,714 shares of our common stock at a price of $38.50 per share in April 1997. Subsequently, in November 1997 we completed a follow-on public offering of 142,857 shares of common stock at a price of $161.875 per share. In June of 1999, we completed a public offering of 2,300,000 units, each unit consisting of three shares of common stock and two warrants with an exercise price of $4.00. The units were sold at a price of $7.50 per unit. In September of 2000, we completed a private placement of 1,760,000 units, each unit consisting of one share of common stock and one warrant with an exercise price of $4.00. The units were sold at a price of $1.50 per unit. On November 12, 2001, the last sales prices of our common stock and warrants as reported on the OTC Bulletin Board was $.82 per share and $.21 per warrant. As a result of our stock price volatility, it is difficult to determine the market value of our company. We have no way of ascertaining the prices of our equity securities in the future.

Substantial Numbers of Shares of Our Common Stock Will Become Available for Future Sale in the Public Market

We have a substantial number of shares of our common stock, including shares issuable upon exercise of certain outstanding options and warrants that could soon become available for sale in the public market. We cannot predict the effect that any future sales of shares of common stock, or the availability of such shares for sale, will have on the market price of the common stock from time to time. We believe that sales of substantial numbers of shares of common stock, or the perception that such sales could occur, could adversely affect prevailing market prices of the common stock and our ability to raise capital in the future through the sale of additional securities.

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

Future Government Regulation Could Adversely Affect Our Marketing and Sales

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

PART II

Item 2. Changes in Securities and Use of Proceeds.

(a)	Not applicable.

(b)	Not applicable.

(c)	Effective September 25, 2001, the Company issued $500,000 principal amount of 9% Senior Secured Bridge Notes (the “Bridge Notes”) and warrants to purchase up to 2,000,000 shares of our common stock at an initial exercise price of $.40 per share (the “Bridge Warrants”). The Bridge Notes are secured by certain of the Company’s intellectual property, including its United States patents and trademarks. The Bridge Notes are due and payable upon the earlier of December 24, 2001, or the date on which it complete our next debt or equity financing in which it raises in excess of $2,500,000 in gross proceeds. Interest on the Bridge Notes is payable in cash at the time of maturity. The holders of the Bridge Notes have the right to convert all or any portion of the principal amount of their Bridge Notes into the securities that the Company issues in certain subsequent financings. Each investor who participated in the bridge financing received a Bridge Note representing the principal amount of the investor’s investment and a Bridge Warrant to purchase the Company’s common stock. For every dollar that an investor invested in the Bridge Financing, the investor received a Bridge Warrant to purchase two shares of the Company’s common stock. The Bridge Warrants will first be exercisable beginning on March 25, 2002 and will be exercisable until March 24, 2007. The initial exercise price (“Exercise Price”) for the Bridge Warrants of $0.40 per share is subject to adjustment in certain limited events, including recapitalizations, reclassifications or split-ups of the Company’s common stock and for issuances of securities at a price less than the then current Exercise Price. The Bridge Warrants have a cashless exercise mechanism.

The Company issued the Bridge Notes and Bridge Warrants in a private placement under Regulation D promulgated under the Securities Act of 1933, as amended, directly to persons who qualified as “accredited investors” under the Securities Act of 1933, as amended, and not through any placement agent.

The Company used the net proceeds from the bridge financing to provide working capital.

(d)	Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits.

None

11 Statement of Computation of Earnings Per Share.

(b)  Reports on Form 8-K during the quarter ended September 30, 2001.

Current Report on Form 8-K dated June 26, 2001 and filed on July 3, 2001 under Item 4 (Changes in Registrant’s Certifying Accountant) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) announcing a change in the registrants Certifying Accountants from PricewaterhouseCoopers LLP to Ernst and Young LLP and a letter from PricewaterhouseCoopers LLP dated July 2, 2001.

Current Report on Form 8-K dated July 2, 2001 and filed on July 9, 2001 under Item 5 (Other Events) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) announcing that the Company had received a Nasdaq Staff Determination on July 2, 2001, indicating that the Company failed to comply with the net tangible assets requirement for continued listing under Marketplace Rule 4310(c)(2)(B), and that the Company’s securities are, therefore, subject to delisting from The Nasdaq SmallCap Market.

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

November 14, 2001