Form 10KSB
period 2001-12-31
VIDEO NETWORK COMMUNICATIONS INC
filed 2002-05-17
CIK 944310

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-KSB
 (Mark One)
    [_X_]                ANNUAL REPORT UNDER SECTION 13
                           OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.
                   For the fiscal year ended December 31, 2001
                                       OR
    [___]          TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year from _______ to _________

                        Commission File Number 000-22235

                          ----------------------------

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

                                (Title of Class)

         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
[ ] No [X]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year.  $12,975,715

         The aggregate market value of the voting common equity held by non-affiliates as of May 14, 2002, was approximately $5,994,381.

         The number of shares of the issuer's Common Stock outstanding as of May 14, 2002, was 2,133,585 shares.

         Transitional Small Business Disclosure Format

(check one): Yes [ ]  No [X]

===============================================================================

                                TABLE OF CONTENTS


Item                                                                                                                    Page
----                                                                                                                    ----
                                     PART I
1.       Business....................................................................................................    1
2.       Properties..................................................................................................    5
3.       Legal Proceedings...........................................................................................    5
4.       Submission of Matters to a Vote of Security Holders.........................................................    5

                                     PART II

5.       Market for Common Equity and Related Stockholder Matters....................................................    5
6.       Management's Discussion and Analysis of Financial Condition and Results of Operations.......................    5
7.       Financial Statements........................................................................................   13
8.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................   15

                                    PART III

9.       Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the
           Exchange Act..............................................................................................   14
10.      Executive Compensation......................................................................................   17
11.      Security Ownership of Certain Beneficial Owners and Management..............................................   20
12.      Certain Relationships and Related Transactions..............................................................   22
13.      Exhibits and Reports on Form 8-K............................................................................   24
14.      Signatures..................................................................................................   27

                       DOCUMENTS INCORPORATED BY REFERENCE

     Sections of our definitive proxy statement for our 2002 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than May 30, 2002, are incorporated by reference into Part III of this Form 10-KSB to the extent stated herein.

                                SUBSEQUENT EVENTS

     As a result of a merger transaction between the Company and B2BVideo Network Corp. and a financing transaction between the Company and an affiliate of Moneyline Telerate Holdings of approximately $19.6 million on May 17, 2002, certain information in this Form 10-KSB may be substantially changed. Updated information will be contained in a report on Form 8-K, to be filed not later than June 3, 2002.

                                   PART I

     Unless otherwise indicated, all information in this Form 10-KSB gives effect to a one-for-seven reverse stock split of our common stock effective as of April 14, 1999 and a one-for-five reverse stock split of our common stock effective as of February 5, 2002. It also gives effect to a change in our name to Video Network Communications, Inc. from Objective Communications, Inc. effective as of September 9, 1999.

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

     Currently, most video communications systems are conference room video conferencing systems. These systems are expensive for most businesses. Most conference room video conferencing systems require substantial capital expenditures and trained personnel for set up and maintenance during video conferencing calls. Most conference room systems also do not provide video quality adequate for video broadcast and retrieval and are limited by distracting latency transmission delays that result in unsynchronized audio and video. In addition, these systems normally require the use of the public telephone system for all video calls, including those within a building or across a small business campus, thereby incurring telephone usage charges for each call.

     Over the past decade, video conferencing systems have begun to evolve from high cost, low quality, stand-alone conference room systems to desktop systems. However, desktop systems have not been widely adopted. We believe that this is primarily because most video network systems produce inadequate video quality for business purposes.

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

     We do not expect business users to adopt video applications on any significant scale until video systems are capable of providing cost-effective TV-quality video and FM-quality stereo audio. We believe that our VidPhone video network meets these requirements because it takes advantage of existing telephone wiring and supports high quality two-way video and audio, but it does not interfere with the existing telephone systems or LAN-based computer systems or impede the performance of an individual desktop or laptop computer.

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

     Our VidPhone system is comprised of the following core components:

     VidPhone Switch. The VidPhone switch is the heart of our Video Network System. The switch (similar to a PBX) is a communications server that uses VNCI's patented technology to deliver full-motion TV-quality video and FM-quality stereo audio throughout a building or campus - and does so over the same single twisted pair of telephone wire that is already part of the telephony infrastructure without disrupting telephone service.

     VidPhone Station. A VidPhone station is a user's computer enhanced by incorporation of a VidModem, VidPhone station software and some non-proprietary equipment such as speakers, a microphone and a camera. Users at a VidPhone station are capable of utilizing all VidPhone system functionality. VidPhone stations may be located up to 1,250 feet from the VidPhone switch when using category 3 wiring and up to 2,000 feet when using category 5 wiring. We believe that most modern business telephone systems use at least category 3 wire. VidPhone stations do not need terminal-resident ISDN or ATM CODECs. Each station connects directly to the VidPhone switch and CODECs are shared resources available to anyone on the system. VidPhone stations may be modified easily and inexpensively to support VidPhone system functionality in conference rooms. The VidPhone system supports all video network applications in a large screen, multi-party conference room setting.

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

     Universal Gateway. Our Universal Gateway is a dual port device that allows a wide variety of third party CODECs (H.320, H.323, MPEG-2 etc.) to connect seamlessly to the VidPhone system. The Universal Gateway provides an interface between the VidPhone switch and stand-alone system CODECs. The Universal Gateway allows users of these third party CODECs to protect and leverage their investment in those CODECs by making them available to all users of the VidPhone system to originate or receive WAN calls.

     VidServer. VidServers are shared resources that provide video on demand capabilities to the VidPhone system and individual users. VCR-like controls from the desktop provide users with full control over the video stored on the VidServer - play, pause, stop, skip forward and skip backward - with a single mouse click. These software controls are integrated with our VidPhone station software.

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

     Retrieval of Stored Video. VidPhone system users can access video material stored on a variety of different types of devices, such as a video server, a VCR and a DVD player. Users access stored video using point-and-click techniques similar to those used to access broadcast video. System Functionality

Sales and Marketing

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

     Strategy Overview. To achieve prominence in the emerging video communications marketspace, we intend to capitalize on three major trends: (i) increasing demand for desktop media tools fueled by Web-based videoconferencing and MPEG-3 audio and video content and (ii) the drive by systems integrators and telephone and utilities providers to "get in on the ground floor" of the multimedia enterprise information technology market, (iii) increased focus on security and surveillance as a result of recent world events. However, we must compete with larger, well-funded companies offering everything from traditional videoconferencing, to Web-based conferencing, to enterprise networking solutions. It will be increasingly important for our video network to be positioned correctly in order to market and sell it effectively. Marketing differentiates our networking products from lower-quality, less robust solutions by describing the VNCI system as a high-end enterprise solution for companies with a critical need for on-demand video communications at multiple desktops and sites. In the high-end of this emerging market, we believe that we have few competitors with comparable technology.

     Product advances, such as our Universal Gateway and hub and spoke technology, allow our sales directors and resellers to compete more effectively by offering an extremely scalable video network that delivers all three video capabilities, locally and across the WANs, without upgrading the infrastructure. In addition, the VidPhone networking system is more attractive than LAN- or IP (Internet Protocol)-based systems to decision-makers such as corporate information technology ("IT") administrators because it reaches enterprise desktops without using LAN bandwidth, compromising LAN integrity, affecting LAN reliability, or requiring significant PC processing power. VNCI's hybrid networking approach enables hundreds of end users to access and share video resources over existing telephone lines locally, while allowing customers the choice of ATM, IP, or ISDN transport systems across the WAN. System administrators, and existing IT staff can centrally manage and track system resources, transport options and utilization, and feature upgrades. Finally, the VNCI networking system consistently provides higher-quality video communications, on-demand, from the desktop, than any LAN-based system currently available.

     Resellers. We market our VidPhone system directly through a small team of vertical sales directors, and through an expanding and increasingly selective network of resellers, both of which target the healthcare, government, education, financial services ,broadcast production and security and surveillance sectors. We currently have agreements with approximately twelve resellers, including Verizon, Inter-Tel, Lockheed-Martin, and InfoTech.

     Vertical Distribution Channel Support. We are developing vertical distribution channel programs and support for our VidPhone networking system. As discussed above, sales and marketing initially targeted education, the government, and the video broadcast/production and healthcare industries. Over the past year, we have continued to develop reference accounts that deepen our experience within these sectors. This shared knowledge allows us to help our channel partners more efficiently market our products and helps us produce video technology that meets defined customer needs, as well as market custom applications across vertical markets and into new business sectors. Recent experience has shown that the healthcare, entertainment, government, and in particular, military sectors demand the superior quality, robust capabilities, and flexible architecture that our video systems provide. As we improve our visibility and increase penetration in these reference accounts, VNCI channel partners will have the opportunity to become preferred video technology partners in these demanding markets.

     Direct Sales. We have a small direct sales force of vertical marketing directors dedicated to (i) promoting our video network solutions in the healthcare, government, education, financial services and broadcast production sectors, (ii) creating reference accounts in major markets and (iii) developing and supporting third-party reseller relationships and opportunities. As our Vice President of Sales and Marketing continues to expand direct sales efforts in our most promising markets, we intend to respond with increasing efficiency to our installed customer base, as well as new vertical and international sales opportunities as they develop, including hiring a small number of sales and engineering support people in specific geographic areas to handle increased activity.

     While the video networking marketspace is taking shape, we will need to be vigilant. Aggressive partnering and co-development by competitors and broadband companies intent on capturing mindshare before they can deliver on the promise of LAN- or IP-based video may confuse consumers and slow our progress. By strengthening our reseller relationships, expanding our technical and sales support infrastructure and continuing to ratchet up marketing and public relations efforts, we intend to educate our consumer base, while creating a customer base that will ensure stability today - and allow us to expand our vision into tomorrow.

     Strategic Alliances. We recognize that we are a small company with limited resources that constrain our ability to market and sell our video network systems. As we evaluate the potential advances in technology and our markets, we interact with other companies that provide technology, information systems integration, network services and other products and services that are complimentary to our product and services offerings. We believe that an appropriate strategic alliance or alliances could have a material positive impact on our business through increased exposure of our products to broader markets, additional financial, technical and personnel resources and a broader established customer base.

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

     Training. To promote reseller sales and marketing efforts, as well as resellers' support for our products, we hold in-depth training programs to educate our channel partners about our products. During 2001, we held training classes for reseller sales, support and service personnel, both at our facilities and at our resellers' facilities. We intend to increase the number and availability of our training programs in the future, which we believe will help build brand awareness, promote reseller sales and marketing of the VidPhone system, and improve reseller service and support.

Customers

     We have a limited customer base with several customers providing in excess of 10% of our total revenues. We generally grant uncollateralized credit terms to our customers and have not experienced any credit-related losses. Two customers accounted for 50% and 30%, respectively, of our total revenues in the year ended December 31, 2001, and four customers accounted for 18%, 15%, 11% and 11%, respectively, of total revenues for the year ended December 31, 2000. Four customers accounted for 30%, 16%, 13% and 10% of our accounts receivable at December 31, 2001, and three customers accounted for 33%, 32% and 25%, respectively, of accounts receivable outstanding as of December 31, 2000. Three customers accounted for 52%, 17% and 12%, respectively, of total revenue for the year ended December 31, 1999. Two customers accounted for 79% and 14%, respectively, of accounts receivable outstanding as of December 31, 1999. Failure to diversify this customer concentration could result in our inability to continue to generate revenues sufficient to support operations.

Product Research and Development

     During 1997, our research and development efforts focused on completing the initial development and production of the VidPhone system. We introduced the VidPhone system in the fourth quarter of 1997, and we made the first shipments of the commercial VidPhone system in the third quarter of 1998. Our products demonstrated commercial readiness during the first half of 1999. Since then, our research and development has focused on:

o    adding new features to existing product lines requested by our customers;

o    creating new products in response to customer demand;

o    adding additional user capacity to the VidPhone system; and

o    lowering production costs.

     Our engineering staff closely monitors technical developments and works with our marketing personnel to assess evolving business video network requirements. We will monitor emerging technologies that support new video applications for business and tailor our research and development accordingly. In addition to our internal research and development resources, we engage contract-engineering services when we believe that the use of such services will be efficient. Research and development efforts target both hardware and software enhancements to video network capabilities. Our research and development efforts are complemented by internal quality and assurance procedures.

Intellectual Property

     Our proprietary VidModem transmission technology, incorporated in our VidPhone system, is covered by U.S. Patent No. 5,621,455 issued in April 1997, U.S. Patent No. 5,786,844 issued in July 1998, Taiwan Patent No. NI-098004 issued in November 1998 and Canadian Patent No. 2,206,521 issued in January 2001. These patents relate to a method and apparatus for transmitting video information over telephone wiring. Corresponding patent applications are pending in Mexico, China and Japan.

     We also have obtained U.S. Patent No. 6,147,991, Taiwan Patent No. NI-122636 and Canadian Patent No. 2,303,296 on a scalable high-speed packet switch. Corresponding applications for this invention are pending in Europe.

     We have received notification from the U.S. Patent and Trademark Office that U.S. Patent No. 6,346,964 was issued on February 12, 2002. This patent relates to a broadband switching system.

     Further, we have obtained U.S. Patent No. 6,134,222 and Taiwan Patent No. NI-133136 for a U-channel interface device that permits multiple ISDN lines to be combined for higher bandwidth. Additional applications on this invention are pending in Taiwan, Europe and Canada. We received an initial report from the European Patent Office indicating that the invention meets the criteria for patentability.

     We also received Taiwan Patent No. NI-105797 on an interoffice broadband communication system, issued in 1999. Corresponding patent applications on this invention are pending in the United States, Europe and Japan.

     We cannot predict when we will receive a dispositive ruling from the U.S. Patent and Trademark Office or from foreign patent offices concerning pending patent applications. We may file additional patent applications in 2002. The success of our products depends in part on our continuing ability to obtain and protect patents, licenses and other intellectual property rights covering our significant hardware and software products. We have registered the trademarks Video Network Communications, VidPhone and VidModem.

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

     While not truly competitive in the video distribution network market, there are several video conferencing companies that represent competition for video conferencing application of our network. These video conferencing companies include Polycom, PictureTel (recently acquired by Polycom), VTel and Tandberg, with Polycom being the market leader. These companies provide point-to-point video conferencing normally over long distances. They do not provide an enterprise video distribution solution but do represent cost-effective video conferencing for a limited number of users (i.e., one to five).

Government Regulation

     The FCC regulates the operation of telecommunications equipment for use in the United States. The VidModem and VidPhone switch components of the VidPhone system must comply with certain FCC regulations.

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

Employees

     As of May 1, 2002, we had approximately 42 full time employees. We also use the services of temporary administrative staff, technical consultants and subcontractors on an as-needed basis. Each employee and consultant has executed a confidentiality agreement. We have an employment agreement only with Carl Muscari, our Chairman, President and Chief Executive Officer.

     As a result of a merger transaction between the Company and B2BVideo Network Corp. and a financing transaction between the Company and an affiliate of Moneyline Telerate Holdings of approximately $19.6 million on May 17, 2002, certain information in this section may be substantially changed. Updated information will be contained in a report on Form 8-K, to be filed not later than June 3, 2002.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the Company's security holders during the quarter ended December 31, 2001.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Market Information

     Our common stock traded on The Nasdaq SmallCap Market from April 3, 1997 to October 30, 1997 and traded on The Nasdaq National Market from October 31, 1997 to April 30, 1999. From May 3, 1999 to November 1, 2001, our common stock traded on The Nasdaq SmallCap Market. Since November 1, 2001, our common stock has been quoted on the OTC. The following table sets forth, for the periods indicated, the range of high and low closing sales prices per share reported on such quotation systems. On April 14, 1999, we effected a one share for seven shares reverse split in our common stock, and, on February 5, 2002, we effected a one share for five shares reverse stock split. The share prices listed below have been adjusted to reflect both reverse stock splits.

                                                        As Adjusted
                                                     ------------------
                 Period Ending                        High        Low
                                                     ------      -----

  March 31, 2000........................             $44.375    $13.280
  June 30, 2000.........................             $21.720     $8.440
  September 30, 2000....................             $13.440     $7.190
  December 31, 2000.....................             $12.345     $5.155
  March 31, 2001........................             $13.750     $7.500
  June 30, 2001.........................             $12.500     $8.550
  September 30, 2001....................             $10.200     $1.950
  December 31, 2001.....................             $ 7.650     $2.050
  March 31, 2002 .......................             $ 3.250     $1.100
  May 13, 2002..........................             $ 2.200     $ .750


     On May 14, 2002, the last sale price per share of our common stock as reported on the OTC was $3.00 per common share.

     The market price of our common stock historically has been highly volatile. We completed an initial public offering of 59,142 shares of our common stock at a price of $192.50 per share in April 1997. Subsequently, in November 1997, we completed a follow-on public offering of 28,571 shares of common stock at a price of $809.375 per share. In June 1999, we completed a public offering of our units consisting of three shares of common stock and two redeemable common stock purchase options. In the June 1999 offering, we sold a total of 2,300,000 units at $7.50 per unit, comprised of an aggregate of 1,380,000 shares of our common stock and an aggregate of 4,600,000 redeemable common stock purchase options. It is difficult to predict the future market price per share of our common stock.

     Our Public Warrants traded on The Nasdaq SmallCap Market from September 1, 1999 to November 1, 2001. Since November 1, 2001, our Public Warrants have been quoted on the OTC. The following table sets forth, for the periods indicated, the range of high and low closing sales prices per warrant as reported on The Nasdaq SmallCap Market and the OTC. The prices listed below for the Public Warrants have been adjusted for the one share for five shares reverse stock split, and the adjusted closing sales prices have been calculated in the same manner as for the common stock (i.e., multiplying each closing sales price by five). The Public Warrants adjust for the one-for-five reverse stock split by reducing the number of underlying shares from one share of Common Stock per Public Warrant to two-tenths of a share of Common Stock per Public Warrant.

                 Period Ending                      High        Low
                                                  -------      -----

  March 31, 2000........................          $20.625     $4.220
  June 30, 2000.........................          $11.875     $2.815
  September 30, 2000....................          $ 5.155     $3.830
  December 31, 2000.....................          $ 4.690     $2.655
  March 31, 2001........................          $ 4.690     $3.125
  June 30, 2001.........................          $ 4.400     $3.125
  September 30, 2001....................          $ 3.750     $0.800
  December 31, 2001.....................          $ 2.250     $0.150
  March 31, 2002  ......................          $ 0.007     $0.085
  May 13, 2002..........................          $ 0.400     $0.010

     On May 14, 2002, the last sale price per warrant as reported on the OTC was $ .688 per warrant.

Holders

     As of May 6, 2002, there were approximately 141 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

     In August 2000, we completed a private placement (the "August 2000 Private Placement") of 1,760,000 Units (individually, a "Unit" and collectively, the "Units"), each Unit consisting of two-tenths of one share of common stock of the Company and one redeemable common stock purchase warrant (the "Warrant"). The Warrant offered in the August 2000 Private Placement entitle the holder to purchase two-tenths of one share of common stock for an initial exercise price of $20.00 during the period (the "Exercise Period") commencing on February 26, 2001, and ending on June 15, 2004, subject to prior redemption. The Warrant is identical to our outstanding Public Warrants to purchase up to 920,000 shares of our common stock at an initial exercise price of $20.00 per share, which are currently trading on the OTC Bulletin Board under the symbol "VNCIW," except that the Warrant could not be exercised until February 26, 2001.

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

     As partial compensation to EBC for its services as placement agent, we issued to EBC an option (the "Purchase Option") to purchase 52,800 shares of common stock and 264,000 Warrants (two tenths of one share of common stock and one Warrant must be purchased together as a unit) at an exercise price of $10.625 per unit. The sale and issuance of the Purchase Option were effected in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act and Regulation D and Rule 506 promulgated thereunder.

     Our net proceeds from the August 2000 Private Placement were an estimated $2,200,000, after paying commissions, a non-accountable expense allowance, blue sky fees and other offering expenses of approximately $439,000. We used the net proceeds of the August 2000 Private Placement for research and development, product sales and marketing, and customer support operations, to repay a portion of certain debt outstanding to Sanmina and our legal counsel, and for working capital.

     In connection with the August 2000 Private Placement, we agreed to file a registration statement for the offering and resale of the securities issued in the August 2000 Private Placement and to use our best efforts to have such a registration statement declared effective by the Securities and Exchange Commission (the "Commission") no later than December 23, 2000. In connection with the August 2000 Private Placement, we issued, on December 23, 2000, January 23, 2001 and February 23, 2001, to the purchasers of Units in the August 2000 Private Placement and to EBC, extra warrants (the "Extra Warrants") to purchase a total of 60,714 shares of Common Stock at an initial purchase price of $20.00 per share. We were obligated to issue such Extra Warrants because a registration statement covering the offering and resale of the securities issued in the Private Placement had not been declared effective by the Commission by December 23, 2000. The Extra Warrants have the same terms as the Warrants. We are also required to issue Extra Warrants on each monthly anniversary of December 23, 2000 until the earlier of the effective date of a registration statement covering the offering and sale of the securities issued in the Private Placement, or July 23, 2002. We issued the Extra Warrants in reliance on an exemption provided by Section 4(2) of the Securities Act of 1933 and Regulation D and Rule 506 promulgated thereunder. The Company has withdrawn this registration statement and will issue additional Extra Warrants through July 2002. In addition to the Extra Warrants issued as noted above, the Company issued 77,380 of additional Extra Warrants through December 31, 2001 and anticipates issuing 30,952 additional Extra Warrants in 2002.

     As a result of a merger transaction between the Company and B2BVideo Network Corp. and a financing transaction between the Company and an affiliate of Moneyline Telerate Holdings of approximately $19.6 million on May 17, 2002, certain information in this section may be substantially changed. Updated information will be contained in a report on Form 8-K, to be filed not later than June 3, 2002.

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

Overview

     Our financial results for the both the quarter ending and the year ending December 31, 2001 were disappointing. We recognized $694,000 in revenue in the fourth quarter of 2001, compared to $3,611,000 in the fourth quarter of 2000. For the quarter ended December 31, 2001, we reported a net loss of $7.2 million, or $3.35 per share. This loss compared to a net loss of $1.1 million, or $.52 per share, for the fourth quarter of 2000. For the year ended December 31, 2001, the Company recognized $13.0 million in revenue compared to $8.8 million for the year ended December 31, 2000, an increase of 48%. Approximately $6.5 million of the increase in revenues was related to a data infrastructure project and is not deemed to be a recurring revenue source. The net loss was $9.0 million, or $4.23 per share, compared to a net loss of $6.2 million, or $3.24 per share in the prior year.

     As indicated in the Report of Independent Accountants on page F-1 of our Financial Statements, we have suffered losses from operations, have negative cash flows from operations and have an accumulated deficit that raised substantial doubt about our ability to continue as a going concern. The following discussion and analysis of our financial condition and results of operations and Note 1 of the Notes to Financial Statements on page F-6 describe our plans in regard to these matters. The Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.

     We believe these results are, in part, indicative of the quarter to quarter variability inherent in our business because purchases of our video network system constitute a substantial capital expenditure by our customers and, at this stage of our development as we build our customer base, each sale of our equipment constitutes a relatively large portion of our revenues for the period in which the sale is recognized. However, the normal quarterly variation in our revenues was exacerbated in the second half of 2001 by several factors including material non-cash financing costs and inventory adjustments, delays in anticipated contract award announcements in a U.S. government-related education program and the unprecedented events of September 11, 2001.

     The Company's year end financial results reflect three material non-cash items, an increase of approximately $3 million in the Company's reserve for excess inventory in the fourth quarter, amortization of the value assigned to warrants issued in conjunction with the Company's issuance of bridge notes in September, October, November and December of approximately $1.3M, and write-off of $169,000 of net leasehold improvements at its facility in Portsmouth, New Hampshire.

     One factor adversely affecting our revenues was that the U.S. government has delayed notification of contract awards under its subsidized education program, the E-Rate Program, well beyond the date that we expected the announcements to be made. In forecasting our results of operations for the year, we had anticipated that contracts would be awarded under that program prior to the beginning of the E-Rate Program fiscal year that began on July 1, 2001, and that contract announcements would continue through October 2001. We had also projected that VNCI would be awarded substantial contracts or subcontracts for our video network equipment under this program.

     In 2000 and 2001, VNCI received substantial contract and subcontract awards under this program, resulting in significant revenues to the Company, and we had projected awards in our second quarter of 2001 that would have been performed in part as early as our third quarter of 2001. The failure of this program to generate any revenues for us in the second half of 2001 was unexpected. At December 31, 2001 we had received no notification of any awards to VNCI or to our potential prime contractors under this program. In the past, awards to VNCI and to our potential prime contractors have been among the later awards to be made under the E-Rate Program.

     Our 2001 results were also adversely affected by the tragic events of September 11, 2001 and the general economic slow-down. As a result of those events, certain U.S. government agencies, particularly the Department of Defense, delayed installation of our video networking equipment at U.S. military facilities as a result of increased security measures and the focus of these departments on security measures and military operations rather than capital equipment purchases. Since September 11th, we have found that certain potential customers, such as military organizations, have fewer opportunities to meet with our sales agents regarding potential purchases because of a heightened focus on security measures and critical operations and a concern about the economy generally.

     In 2001, we continued our sales strategy of focusing on our five vertical markets: healthcare, government, video production and distribution, finance and education. We have established reference accounts in the healthcare, government and video production and distribution markets and we believe that we have made substantial inroads in the education market. While we achieved important successes in both the healthcare and government markets during the year, customers in the video production and distribution market are indicating that future capital budgets are heavily constrained as a result of the slowing economy. As the economy continues to be generally weak, we continue to focus on identifying new potential customers for whom video application is "mission critical," because we believe these potential customers will be able to realize a return on their investment or an overall cost savings as the result of an investment in a video network system.

     Although we experienced a delay in purchases as a result of the tragic events of September 11, 2001, these same events also have generated significant new interest in our video network products as corporate America and the Federal government evaluate alternatives to travel for business purposes and the increased use of video for security. Our web-site traffic and telephone inquires havehave increased. We believe this new interest in visual communications will accelerate the adoption of video networks by large, complex organizations. However, we cannot predict when or if this new interest will result in orders for our products, and we remain particularly concerned given the downturn in the economy generally.

     We cannot predict how the additional interest in video or the downturn in the economy generally will affect our overall business in the near future. However, we believe that the general slowdown in the economy will contribute to lower capital spending and may lengthen our sales cycle with particular customers. We require additional cash to fund operations. Effective September 25, 2001, and on October 24, 2001, we completed an initial short-term bridge financing in which we issued 9% Senior Secured Bridge Notes with an aggregate principal amount of $1 million (the "Bridge Notes") and warrants to purchase up to 400,000 shares of our common stock at an initial exercise price of $2.00 per share (the "Bridge Warrants"). We also currently have outstanding $1,674,982 principal amount of Second Bridge Notes issued in November and December of 2001. The outstanding principal amount of and accrued interest at the rate of 9% per annum on the Second Bridge Notes was due and payable on the earlier of February 19, 2002, or the date on which a financing closes.

     At December 31, 2001, we had only approximately $507,000 in cash. Although we expect to generate revenues and profits from operations during the next twelve months, we do not believe that these additional revenues and profits together with our existing cash will be sufficient to fund operations for that period. Accordingly, we require additional financing to fund operations. We are in active discussions with potential financial investors and we currently anticipate that we will complete an additional, substantial financing. However, we do not currently have any commitments to provide additional financing and we cannot assure you that we will be able to secure any additional debt or equity financing when required or at all. We currently anticipate that we will seek to complete a private placement of equity securities in 2002. However, we do not have any commitment with respect to any such equity financing and we cannot assure you that we will be able to complete such a financing, or, if completed, the timing of the financing or its terms.

     In late October, our common stock and publicly traded warrants were delisted from The Nasdaq SmallCap Market because we did not meet The Nasdaq SmallCap Market continued listing requirements. Quotations for our common stock and publicly traded warrants are now available on The OTC Bulletin Board. We cannot predict whether the delisting of our securities will adversely affect our ability to complete additional equity or debt financings required to support continuing operations nor do we know if it will have any adverse effects on our current and potential customers. We intend to continue to fund operations with existing cash and with cash generated from customer payments of accounts receivable until we complete additional debt or equity financings. However, the timing of customer payments is uncertain.

     For 2002, we intend to intensify our focus on selling and marketing our video network solutions with renewed emphasis on development of channels and other resellers and continuing product development to meet customer demands for new functionality and to lower the cost of our systems. Specifically, our goals are to (i) significantly enhance our marketing and public relations programs to create better awareness of our products among customers, industry analysts and financial analysts, (ii) pursue near term direct selling opportunities, (iii) continue engineering our video network system to refine and improve its functionality to meet new customer requirements and to lower our costs and the price of our system through improved design, (iv) develop new and expand current strategic partnerships committed to marketing our video network system as the video solution of choice to business users, and (v) use our current strategic and reseller arrangements to increase sales of our systems and create brand name recognition of our product.

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

     The reader is referred to Note 16 of the Notes to the Financial Statements
- Subsequent Events appearing elsewhere in this Annual Report on Form 10-KSB

Results of Operations

Comparison Of The Years Ended December 31, 2001 And December 31, 2000

     Revenues. We recognized $12,976,000 in revenues during 2001 compared to $8,769,000 in 2000, an increase of $4,207,000, or 48%. Of these revenues, $3,389,000 related to product sales in 2001 compared to $6,520,000 in 2000, representing a decrease of $3,131,000, or 48%. The decrease in product revenues was caused by a decrease in the number of customers in 2001 compared to the prior year. Revenues related to installation and other services were $9,587,000 during 2001 compared to $2,249,000 in 2000, representing an increase of $7,338,000, or 326%. Approximately $6.5 million of the increase in service sales was related to a data infrastructure project and is not deemed to be a recurring revenue source.

     Cost of Sales. We recognized $11,343,000 in cost of sales in 2001 compared to $5,930,000 in 2000, an increase of $5,413,000, or 91%. Of the cost of sales recognized in 2001, $5,830,000 was related to product sales, of which $3,000,000 was due to an increase in the reserve for excess inventory, and $5,513,000 was related to the costs of providing installation and other services. Of the cost of sales recognized in 2000, $4,393,000 was related to product sales and $1,537,000 was related to the cost of providing installation and other services.

     Gross Margin on Sales. The overall gross margin on revenues recognized in 2001 was $1,633,000, or 13%, compared to an overall gross margin achieved in 2000 of $2,839,000, or 32%. Excluding the effects on gross margin of the provisions for excess inventory in each year, the overall gross margin achieved in 2001 was 36%, compared to 34% achieved in 2000. Gross margin in product sales, excluding the effects of the provision for excess inventory, was $559,000, or 16%, compared to gross margin on product sales of $2,227,000, or 34% achieved in 2000. The reduction in gross margin on product sales between 2000 and 2001 is due primarily to absorption of relatively fixed manufacturing costs by fewer product sales. The gross margin on service sales in 2001 was $4,074,000, or 42% compared to gross margin on service sales in 2000 of $712,000, or 32%. The increase in gross margin in service sales is due to the recognition of management fee revenues, against which no costs are recorded, offset by the lower than average margin attained on the data infrastructure project.

     Research and Development. Research and development costs decreased to $2,774,000 in 2001 from $3,770,000 incurred in 2000, a reduction of $996,000, or
26%. Approximately $502,000 of the reduction was related to reduced use of material and testing services in 2001 compared to 2000. During 2000 a significant development effort to bring certain functionality to the product had caused these expenses to be higher than normal. Depreciation expense was approximately $232,000 lower in 2001 than 2000 as older equipment became fully depreciated. Approximately $160,000 of the reduction was due to lower salaries expenses. In 2000 $60,000 in previously capitalized production rights were charged to expense, which was not repeated in 2001.

     Selling, General and Administrative Expenses. Selling, general, and administrative expenses increased from $5,008,000 in 2000 to $6,136,000 in 2001, an increase of $1,128,000, or 23%.

     Sales and marketing costs increased $363,000, or 13% from 2000 to 2001. Staffing cost increased $268,000, primarily in support of marketing initiatives and increased customer support staffing. Of the increase, $219,000 was due to a write-down of demonstration and evaluation equipment. Advertising and collateral materials expenses increased $141,000 in 2001 compared to 2000. Offsetting these increases was a reduction in the use of outside consultants, $111,000, decreased freight and postage expenses, $36,000, and lower depreciation expense, $93,000.

     General and administrative expenses increased $590,000, or 36%, from 2000 to 2001. Increased costs associated with obtaining financing represented $319,000 of the increase in 2001. Salaries expense increased $82,000, investor relations costs increased $56,000, insurance costs increased $56,000, and joint marketing fees increased $54,000. Offsetting these increases was a reduction in recruiting and relocation expenses of $46,000 and depreciation, of $19,000.

     Asset Impairment Charge During the fourth quarter of 2001, the Company recognized impairment losses of $169,000 when certain negative conditions were identified as indicators of impairment. In accordance with company policy, management assessed the recoverability of long-lived assets based on the expected future operating cash flows expected to be derived from these assets. Based on this assessment, the Company recognized impairment losses of $169,000 related to leasehold improvements.

     Net Interest Expense. We recorded $1,579,000 in net interest expense in 2001 compared to $230,000 in 2000. Interest expense in 2001 was $1,600,000 compared to $295,000 in 2000. The value of warrants issued in connection with bridge financings was recorded as debt discount in 2001 and the interest expense for the year included $1,312,000 related to the amortization of that discount. In 2001, $43,000 was related to the amortization of debt discount associated with the notes payable to Sanmina and to our legal counsel, compared to $52,000 in 2000. Interest income in 2001 was $21,000 compared to $65,000 in 2000. The decrease in interest income was due to lower average cash balances and generally lower interest rates in 2001 compared to the prior year.

     Net loss As a result of the foregoing factors, the net loss for 2001 increased to $9,025,000 from $6,170,000 in 2000, an increase of $2,855,000, or
46%.

Comparison Of The Years Ended December 31, 2000 And December 31, 1999

     Revenues. We recognized $8,769,000 in revenues during 2000 compared to $2,395,000 recognized in 1999, an increase of $6,374,000, or 266%. Of these revenues, $6,520,000 related to product sales in 2000 compared to $1,912,000 in 1999. The increase in revenues is caused by an increased number of customers in 2000 compared to 1999. Revenues related to installation and other services were $2,249,000 during 2000 and $483,000 in 1999. Seventy-two percent (72%) of total sales for the year ended December 31, 2000 were to a total of twelve new customers.

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

     Gross Margin on Sales. The overall gross margin on revenues recognized in 2000 was $2,839,000, or 32%, compared to overall gross margin achieved in 1999 of ($257,000). Year 2000 gross margin was derived from product sales, $2,127,000, yielding a gross margin percentage of 33%, and $712,000 was derived from service revenues, yielding a gross margin percentage of 32%. Overall gross margin on revenues recognized in 1999 was ($257,000). Of this gross margin, $836,000 was derived from product sales, yielding a gross margin percentage of 44%, and $207,000 was derived from service revenues, yielding a gross margin percentage of 43%. Offsetting these gross margins was a charge of $1,300,000 to cost of sales related to the increase in inventory valuation reserves. The decline in gross margin percentage in 2000 compared to 1999 for product sales reflects discounting of selling price to induce early adopters to purchase our equipment. The decline in gross margin percentage on service revenues in 2000 compared to 1999 is a result of certain system integration projects undertaken by the Company in 2000 which generated lower gross margins than service related activities generated in 1999.

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

Liquidity and Capital Resources

     We have an accumulated deficit balance of $67.7 million from our inception through December 31, 2001. We expect to incur additional operating losses for the foreseeable future, principally as a result of expenses associated with product development efforts and anticipated sales, marketing, and general and administrative expenses. During 2001, we satisfied our cash requirements principally from cash on hand as of December 31,2000, from the proceeds of bridge financings, and from collections from customers.

     We had cash and cash equivalents of $507,000 at December 31, 2001 compared to $1,660,000 at December 31, 2000, a decrease of $1,153,000. The decrease in cash and cash equivalents was primarily the result of cash used in operations offset by cash generated from payments from customers, and from the proceeds of the bridge financing.

     Net cash used in operations during 2001 was $3,175,000. The net loss in 2001, reduced by depreciation, amortization, non-cash compensation and other non-cash charges was $3,995,000. Inventory decreased by $3,474,000 during 2001, due to a $3,000,000 increase in the provision for excess inventory reserves, and sales of product made during the period, offset by inventory purchases.
Accounts receivable decreased by $2,415,000 during 2001 as cash was collected from customers, offset by new sales in 2001. Deferred revenue decreased $2,595,000 when revenue on the related project was recognized during the year.

     Our investing activities in 2001 consisted of capital equipment purchases of $29,000 and investments in trademarks and patents of $40,000.

     We generated $2,091,000 in cash from financing activities during 2001.

     As of December 31, 2001, we had outstanding $1,000,000 principal amount of First Bridge Secured Notes, originally issued in September and October of 2001, on which the outstanding principal, and interest at the rate of 9% per annum, were originally due December 24, 2001 and were extended to be due and payable on the earlier of February 15, 2002, or the date on which a financing closes. The First Bridge Secured Notes are secured by substantially all of our intellectual property, including our United States patents and trademarks.

     We also currently have outstanding $1,674,982 principal amount of Second Bridge Notes issued in November and December of 2001. The outstanding principal, and interest at the rate of 9% per annum, is due and payable on the earlier of February 19, 2002, or the date on which a financing closes.

      We currently have an outstanding note to a trade creditor, Sanmina Corp., which was in the original principal amount of $4.3 million, relating to 1998 accounts payable due Sanmina which were reduced to a note in January 1999. In January 2000, we defaulted on the interest payment due to Sanmina and did not make subsequent interest and principal payments to Sanmina when due through August 2000. Under the current terms of the note, the Company paid $150,000 on August 25, 2000, and $150,000 in November 2000. The Company is obligated to pay an amount each month equal to a percentage of the accounts receivable that it collected in the previous calendar month, with the percentage ranging from 0% to 5%, based upon the net amount of accounts receivable that we collect, beginning in February 2001. Any principal and accrued interest thereon remaining on the note was due in full on January 12, 2002. The Sanmina note is collateralized by the Company's personal property and certain other assets. At December 31, 2001, the Company owed Sanmina approximately $2.9 million in principal and $550,000 in interest on this note.

     We also had a note outstanding to our legal counsel for legal fees that were incurred prior to 1999. Under the initial terms of the note, we were obligated to make two semi-annual interest only payments and monthly principal and interest payments of approximately $26,000 per month. In January 2000, we did not make the required interest payment to our counsel, and we did not make subsequent interest and principal payments to legal counsel in 2000 when due. Subsequently, we paid our legal counsel $77,874 on the note, but continued to owe legal counsel $83,200 in late principal and interest payments. In August 2000, we renegotiated the terms of the note to our legal counsel. This note was fully paid in 2001.

Subsequent Events

     The following material events took place subsequent to December 31, 2001. These events are material events in our operations and this section should be read carefully and thoroughly by readers. Data in the following has been adjusted to give effect to our one-for-five reverse stock split effected on February 5, 2002.

     On January 25, 2002, we announced that we had completed a third bridge financing. On January 24, 2002, we issued to investors in a private placement $500,000 in aggregate principal amount of 9% Unsecured Promissory Notes (the "Unsecured Notes") and warrants (the "Warrants") to purchase 200,000 shares of our common stock at an initial exercise price of $1.30 per share (the "Bridge Financing"). We offered the Unsecured Notes and Warrants directly to persons who qualified as "accredited investors" under the Securities Act of 1933, as amended, and not through any placement agent. Each investor who participated in the Bridge Financing received an Unsecured Note representing the principal amount of the investor's investment and a Warrant to purchase our common stock. For every dollar that an investor invested in the Bridge Financing, the investor received a Warrant to purchase four-tenths of a share of our common stock.

     The Unsecured Notes are unsecured debt obligations of the Company and were due and payable upon the earlier of April 24, 2002 or the date on which we complete our next debt or equity financing in which we raise in the aggregate, on a cumulative basis, in excess of $2,500,000 in gross proceeds. The holders of the Unsecured Notes have the right to convert all or any portion of the principal amount of the Unsecured Notes into the securities that we issue in our next financing. The Notes bear interest at a rate of 9% per annum. Interest accrues from January 24, 2002 through the date on which the Notes become due and payable. If the Notes are not paid when due, interest will accrue at the rate of 18% per annum thereafter.

     The Warrants will be first exercisable beginning on July 24, 2002, and will be exercisable until July 23, 2007. The initial exercise price for the Warrants of $1.30 per share is subject to adjustment in certain limited events, including recapitalizations, reclassifications or split-ups of our common stock. The Warrants have a cashless exercise provision.

     We used the net proceeds from the Bridge Financing to provide short-term working capital.

     On March 28, 2002, we announced that we had completed a fourth short-term debt financing. On March 28, 2002, we borrowed the aggregate principal amount of $349,000 pursuant to a 9% Unsecured Promissory Note (the "Unsecured Note"). In connection with the loan, we also issued to the lender a warrant (the "Warrant") to purchase 698,000 shares of our common stock at an initial exercise price of $1.30 per share (the "Bridge Financing"). The Unsecured Note is an unsecured debt obligation of the Company and is due and payable on the earlier of June 26, 2002 or the date on which we completed our next debt or equity financing in which we raises in the aggregate, on a cumulative basis, in excess of $2,500,000 in gross proceeds. The holder of the Unsecured Note has the right to convert all or any portion of the principal amount of the Unsecured Note into the securities that we issue in our next financing. The Unsecured Note bears interest at a rate of 9% per annum. Interest accrues from March 28, 2002 through the date on which the Unsecured Note becomes due and payable. If the Unsecured Note is not paid when due, interest will accrue at the rate of 18% per annum thereafter.

     The Warrant issued in connection with the loan will first be exercisable beginning on August 26, 2002 and will be exercisable until August 26, 2007. The initial exercise price for the Warrant of $1.30 per share is subject to adjustment in certain limited events, including recapitalizations, reclassifications or split-ups of the Company's common stock and for issuances of securities at a price less than the then current exercise price. The Warrant has a cashless exercise provision.

     We used the net proceeds from the Bridge Financing to provide short-term working capital.

     Defaults on Prior Bridge Notes and Sanmina Note. We are currently in default on certain of our outstanding bridge note obligations. We are in default on our repayment obligations to holders of the $1,000,000 aggregate principal amount of 9% Senior Secured Promissory Notes issued in September and October of 2001 (the "First Bridge Notes") and are in breach of certain of our covenants in the First Bridge Notes and related documentation. The First Bridge Notes are secured by substantially all of the Company's intellectual property and, as amended, were due and payable on February 15, 2002 or, in the case of $300,000 aggregate principal amount of the First Bridge Notes the holders of which agreed to extend the maturity date to March 31, 2002. As a result of our default on the First Bridge Notes, the holders of the First Bridge Notes have the right to exercise various legal and contractual remedies, including the right to foreclose on substantially all of the Company's intellectual property which constitutes a material portion of our assets, and interest will accrue on the First Bridge Notes from the first date of default at the rate of 18% per year. We are also in default in our repayment obligations to the holders of the $1,674,982 aggregate principal amount of 9% Unsecured Promissory Notes issued in November and December of 2001 (the "Second Bridge Notes"), and is in breach of certain covenants of the Company set forth in the Second Bridge Notes and related documentation. The Second Bridge Notes are unsecured debt obligations of the Company and, as amended, were due and payable on February 19, 2002 or, in the case of $350,000 aggregate principal amount of Second Bridge Notes, the holders of which agreed to extend the maturity date to March 31, 2002. As a result of our defaults on the Second Bridge Note obligations, the holders of the Second Bridge Notes have the right to exercise various contractual and legal remedies and interest will accrue on the Second Bridge Notes from the first date of default at the rate of 18% per year.

     We also have outstanding $500,000 aggregate principal amount of 9% Unsecured Promissory Notes issued on January 24, 2002 (the "Third Bridge Notes" and, together with the First and Second Bridge Notes, the "Prior Bridge Notes"), which are due and payable upon the earlier of (i) April 24, 2002 or (ii) the date on which the Company completes its next debt or equity financing in which it raises in the aggregate, on a cumulative basis, in excess of $2,500,000 in gross proceeds (a "Qualified Financing"). We did not complete a Qualified Financing prior to April 23, 2002 and did not repay the Third Bridge Note obligations when they become due and are in default. Accordingly, the holders of the Third Bridge Notes have the right to exercise various contractual and legal remedies and interest would accrue on the Third Bridge Notes from the date of default at the rate of 18% per year.

     We are also in default on our outstanding note to Sanmina Corporation (the "Sanmina Note"). The Sanmina Note is secured by substantially all of our assets, other than our intellectual property. The Sanmina Note became due and payable on January 12, 2002. As a result of the default on the Sanmina Note, Sanmina Corporation has the right to foreclose on a material portion of our assets.

     We have pledged substantially all of our material assets as security for the First Bridge Notes and the Sanmina Note. As a result of our defaults on the Prior Bridge Notes and the Sanmina Note, the holders of those notes may accelerate our obligation to repay in full our outstanding obligations under these notes, including principal, interest and costs associated with the acceleration, and any such acceleration could trigger a cross-default provision in other obligations, requiring us to pay immediately all of the aggregate outstanding principal and interest on other obligations. The loss of the assets that serve as security for our outstanding obligations would materially and adversely affect our business and could require us to file for bankruptcy.

     On April 28, 2002, we completed a fifth short-term debt financing when we borrowed the aggregate principal amount of $200,000 pursuant to a 9% Unsecured Promissory Note (the "Unsecured Note"). In connection with the loan, we also issued to the lender a warrant (the "Warrant") to purchase 400,000 shares of our common stock at an initial exercise price of $1.30 per share (the "Bridge Financing"). The Unsecured Note is an unsecured debt obligation of the Company and is due and payable on demand or on the date on which we complete our next debt or equity financing in which we raise in the aggregate, on a cumulative basis, in excess of $2,500,000 in gross proceeds. The holder of the Unsecured Note has the right to convert all or any portion of the principal amount of the Unsecured Note into the securities that we issue in our next financing. The Unsecured Note bears interest at a rate of 9% per annum. Interest accrues from March 28, 2002, through the date on which the Unsecured Note becomes due and payable. If the Unsecured Note is not paid when due, interest will accrue at the rate of 18% per annum thereafter.

     The Warrant issued in connection with the loan will first be exercisable beginning on August 26, 2002 and will be exercisable until August 26, 2007. The initial exercise price for the Warrant of $1.30 per share is subject to adjustment in certain limited events, including recapitalizations, reclassifications or split-ups of our common stock and for issuances of securities at a price less than the then current exercise price. The Warrant has a cashless exercise provision.

     We are using the net proceeds from the Bridge Financing to provide short-term working capital.

     As a result of a merger transaction between the Company and B2BVideo Network Corp. and a financing transaction between the Company and an affiliate of Moneyline Telerate Holdings of approximately $19.6 million on May 17, 2002, certain information in this section may be substantially changed. Updated information will be contained in a report on Form 8-K, to be filed not later than June 3, 2002.


Critical Accounting Policies

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires that we make estimates and assumptions for the reporting period and as of the financial statement date. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses. Actual results could differ from these amounts.

     Critical accounting policies are those that are important to the portrayal of our financial condition and results, and which require us to make difficult, subjective and/or complex judgements. Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. We believe that our critical accounting policies include:

Inventories - Slow Moving

     We reserve estimated amounts related to slow moving inventories. Inventory at December 31, 2001 has been reduced by a reserve of $3,850,000 based on our assessment of possible exposure related to excess inventory. The Company used historical sales trends to determine the amount of this reserve, relying on the relatively low level of product demand experienced by it the last two quarters of 2001. However, should demand significantly increase in 2002 due to the favorable impact of a successful refinancing or other factors, we could find it necessary to reverse all or a portion of the reserve and, thereby, experience better operating results than the underlying business activity normally would warrant. Unless and until a more predictable demand for our products develops over a period of time, inventory related effects will be likely to continue to affect the periodic operating results in unpredictable ways.

Risk Factors

     The following risk factors should be read in conjunction with the Subsequent Events comments in MD&A and in Note 16 to the Financial Statements. Subsequent events may have a material effect on some of these risk factors.

     As a result of recent developments in connection with a merger transaction between the Company and B2BVideo Network Corp. and a financing transaction between the Company and Moneyline Telerate Holdings, certain information in this section may be substantially changed. Updated information will be contained in a report on Form 8-K, to be filed not later than May 30, 2002.

We Have Negative Working Capital, a History of Losses and Limited Revenue; We Have Accumulated a Substantial Deficit

     At December 31, 2001, we had negative working capital of $6,313,000, and we had an accumulated deficit of approximately $67.7 million. We incurred losses from continuing operations of approximately $7.4 million, $5.9 million, and $10.7 million for the years ended December 31,2001, 2000, and 1999, respectively. We have suffered recurring losses from operations, have negative cash flows from operations and have an accumulated deficit that raise substantial doubt about our ability to continue as a going concern. We urge potential investors to review this report before making a decision to invest in our company. Given our financial position, our ability to continue our operations and to repay our substantial outstanding indebtedness depends entirely on the completion of additional financing.

We Have Low Cash Balances; We Require Additional Financing

     We require additional cash to fund our operations. At December 31, 2001, we had cash and cash equivalents totaling only $507,000. We cannot continue to fund operations solely from cash and cash equivalents with cash generated from customer payments of accounts receivable.

     We will require additional funds to sustain operations and we will need to complete an additional financing. Our ability to complete a financing, the timing of the financing and its terms are subject to a number of conditions, including market conditions, many of which are beyond our control. The delisting of our common stock and Public Warrants from The Nasdaq SmallCap Market on November 1, 2001 could have an adverse effect on our ability to secure additional financing or issue additional securities in the future. In addition, the substantial doubt about our ability to continue as a going concern and the existence of our recurring losses, negative cash flows and accumulated deficit may make it more difficult for us to raise additional debt or equity financing needed to run our business in the future and may affect our relationships with suppliers and customers.

     There can be no assurance regarding our ability to secure financing or, if obtained, the timing or the terms of any such financing. If we are unable to raise cash in the near future we will be unable to sustain operations, and we may be forced to consider alternative methods of maximizing stockholder value, which could include a sale of the Company, asset sales, workout alternatives, bankruptcy, an acquisition or a merger that may result in a substantially different company in which VNCI may not be the surviving company and our management may not be the management of the surviving company. Although our Board of Directors may determine that it is in the best interests of the Company and our stockholders to sell the Company or our assets or enter into an acquisition or merger, an individual stockholder may find an alternative transaction to be more favorable to such individual stockholder's interests than the transaction pursued by our Board.

We May Be Unable to Meet the Payment Schedule on Notes Payable

     We currently have outstanding $1,000,000 principal amount of First Bridge Secured Notes, originally issued in September and October of 2001, on which the outstanding principal, and interest at the rate of 9% per annum, are due and payable on the earlier of February 15, 2002, or the date on which a financing closes. The First Bridge Secured Notes are secured by substantially all of our intellectual property, including our United States patents and trademarks.

     We also currently have outstanding $1,674,982 principal amount of Second Bridge Notes issued in November and December of 2001. The outstanding principal amount of and accrued interest at the rate of 9% per annum on the Second Bridge Notes is due and payable on the earlier of February 19, 2002, or the date on which this financing closes.

     We also currently have outstanding $500,000 principal amount of Third Bridge Notes issued in January of 2002. The outstanding principal amount of and accrued interest at the rate of 9% per annum on the Third Bridge Notes is due and payable on the earlier of April 24, 2002, or the date on which this financing closes.

     We currently have an outstanding note to a trade creditor, Sanmina Corp., which was in the original principal amount of $4.3 million, relating to 1998 accounts payable due Sanmina which were reduced to a note in January 1999. In January 2000, we defaulted on the interest payment due to Sanmina and did not make subsequent interest and principal payments to Sanmina when due through August 2000. Under the current terms of the note, the Company paid $150,000 on August 25, 2000, and $150,000 in November 2000. The Company was obligated to pay an amount each month equal to a percentage of the accounts receivable that it collected in the previous calendar month, with the percentage ranging from 0% to 5%, based upon the net amount of accounts receivable that we collect, beginning in February 2001. Any principal and accrued interest thereon remaining on the note was due in full on January 12, 2002. The Sanmina note is collateralized by the Company's personal property and certain other assets. At December 31, 2001, the Company owed Sanmina approximately $3.4 million in principal and interest on this note.

     We do not believe that we will be able to make the required principal and interest payments on these notes when due if we do not complete a financing. If we default on these notes, we could lose those assets that serve as security, which in the aggregate constitute substantially all of our material assets, or we could be found liable to pay immediately in one payment all of the aggregate outstanding principal and interest on the notes. The loss of these assets could result in a loss of the entire value of your investment in the Company.

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

We Have a Limited Customer Base and Attendant Risk Concentration; We are Dependent Upon a Few Significant Sources of Customers

     We have a limited customer base with several customers providing in excess of 10% of our total revenues. We generally grant uncollateralized credit terms to our customers, and have not experienced any credit-related losses. Two customers accounted for 50% and 30%, respectively, of our total revenues in the year ended December 31, 2001, and four customers accounted for 18%, 15%, 11% and 11%, respectively, of total revenues for the year ended December 31, 2000. Four customers accounted for 49%, 15%, 11% and 10% of our accounts receivable at December 31, 2001, and three customers accounted for 33%, 32% and 25%, respectively, of accounts receivable outstanding as of December 31, 2000. We anticipate that the concentration of our customer base will continue for the foreseeable future, as we continue to expand our marketing efforts within our vertical target markets. Failure to diversify this customer concentration could increase our exposure to credit-related losses. In addition, we are dependent upon a few significant sources of customers, and the loss of a single source of customers could adversely affect our business.

We Have a History of Significant Losses and Expect Losses to Continue

     We have incurred substantial losses from operations to date and had an accumulated deficit of $67.7 million through December 31, 2001. There is substantial doubt about our ability to continue as a going concern.

     We recognized $12,976,000 in revenues during the year ended December 31, 2001, of which approximately $6.5 million was from a data infrastructure project that is not deemed to be a recurring revenue source, compared to $8,800,000 in revenues during 2000, and $2,400,000 in revenues during 1999. Accordingly, there is limited historical basis for you to expect that we will be able to realize sufficient operating revenues or profits in the future to support continuing operations. We have a limited backlog for revenue, and we cannot predict with accuracy what our revenues will be in the future. Our ability to generate sales and to recognize operating revenues in the future will depend on a number of factors, certain of which are beyond our control, including:

o customer acceptance of products shipped and installed to date and in the future;

o our ability to generate new sales of products and secure customer acceptance; and

o    customer payments.

We Have a Limited Operating History

     Although we were incorporated in 1993, we focused on research and development until we shipped our first commercial VidPhone system in the third quarter of 1998. Carl Muscari, our Chairman, President and Chief Executive Officer, joined us in September 1999. Ronald K. Dobes, our Vice President of Engineering, joined us on November 28, 2001. In January 2002, we hired John F. Baney as Vice President, Sales and Marketing. Because of our limited operating history and the relatively short tenure of several of our key senior managers, you have limited information on which to assess our ability to realize operating revenues or profits in the future.

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

     We May Not Be Able to Develop Effective Strategic Relationships with Indirect Channel Partners. We are seeking to develop additional strategic relationships with indirect channel partners to increase our sales. We may, however, be unable to attract or maintain effective partners, and we will have lower gross margins for sales through indirect channel partners.

The Market for Video Communications Products Is Evolving and May Not Support Our Revenue Expectations; Our Business Has Been Adversely Affected by the Events of September 11, 2001 and the General Slowdown in the Economy

     The market for video communications products continues to evolve rapidly, and demand for and market acceptance of new products is unpredictable. In addition, while there is renewed interest in video networking products following the events of September 11, 2001, the economy overall has also experienced a significant slowdown. The cost of video communications systems typically represents a substantial investment by the customer and have tended to be discretionary purchases. Accordingly, we cannot predict whether the renewed interest in video networking products will result in higher overall sales of video communications equipment. If the market for video communications products develops more slowly than expected or is adversely effected by a slow down in the economy, our business and financial condition could be materially and adversely affected.

Our Industry is Subject to Rapid Technological Change; If We Are Not Able to Adequately Respond to Changes, Our Products May Become Obsolete or Less Competitive, and Our Operating Results May Suffer.

     We may not be able, especially given our lack of financial resources, to respond effectively to the technological requirements of a changing market, including the need for substantial additional capital expenditures that may be required as a result of these changes. The video network systems industry is characterized by rapidly changing technology and continuing process development. The future success of our business will depend in large part upon our ability to maintain and enhance our technological capabilities and successfully anticipate or respond to technological changes on a cost-effective and timely basis. In addition, our industry could in the future encounter competition from new or revised technologies that render existing technology less competitive or obsolete.

We May Not Receive Any Future Contract or Subcontract Awards Under the E-Rate Program

     Over the past two years, VNCI has received substantial contract and subcontract awards under the E-Rate Program, resulting in significant revenues to the Company. We had anticipated that contracts would be awarded under that program prior to the beginning of the E-Rate Program fiscal year that began on July 1, 2001, and that contract announcements would continue through October 2001. We had also anticipated that VNCI would be awarded substantial contracts or subcontracts for our video network equipment under this program. To date, no awards under this program have been announced for the fiscal year that began on July 1, 2001. In the past, awards to VNCI and to our potential prime contractors have been among the later awards to be made under the E-Rate Program. Therefore, we continue to believe that we will receive additional awards that will generate revenues for the Company from this program prior to the end of the E-Rate Program fiscal year in June 2002. However, we cannot provide you with any assurance that we will receive any future E-Rate Program contract or subcontract awards. If we do not receive any new contract or subcontract awards under the E-Rate Program, our future revenues could be materially and adversely affected.

The Protection of Our Intellectual Property is Uncertain

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

     A majority of our patents and intellectual property have been pledged as collateral to the holders of the First Bridge Secured Notes. In the event that we are unable to pay the notes when they become due, and our note holders decide not to convert the principal amount of their notes into Units in this offering, our note holders will have the right to our important intellectual property. There can be no guarantee that we will be able to repay our note holders when their notes become due.

We Are Dependent on Third Parties for Manufacturing

     We outsource the manufacturing and assembly of many of the components of our products. We cannot assure you that our subcontractors will continue to perform under our agreements with them or that we will be able to negotiate continuing arrangements with these manufacturers on acceptable terms and conditions, or at all. In particular, our failure to pay these manufacturers when due could affect their willingness to continue working with us. If we cannot maintain relationships with our current subcontractors, we may not be able to find other suitable manufacturers. Any difficulties encountered with these manufacturers could cause product defects and/or delays and cost overruns and may cause us to be unable to fulfill orders on a timely basis. Any of these difficulties could materially adversely affect us.

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

Item 7.  Financial Statements

                                                                                                                            Page
                                                                                                                            ----

Report of Independent Auditors.........................................................................................      F-1

Balance Sheets as of December 31, 2000 and 2001........................................................................      F-3

Statements of Operations for the years ended December 31, 1999, 2000, and 2001.........................................      F-4

Statements of Changes in Stockholders' Equity (Deficit) for the years ended December 31, 1999, 2000, and 2001..........      F-5

Statements of Cash Flows for the years ended December 31, 1999, 2000 and 2001..........................................      F-6

Notes to Financial Statements..........................................................................................      F-7

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of Video Network Communications, Inc.:

We have audited the accompanying balance sheet of Video Network Communications, Inc. (the "Company") as of December 31, 2001, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company for the years ended December 31, 2000 and 1999, were audited by other auditors whose report dated March 6, 2001, expressed an unqualified opinion on those statements and included an explanatory paragraph that disclosed uncertainty about the Company's ability to continue as a going concern.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2001 financial statements referred to above present fairly, in all material respects, the financial position of Video Network
Communications, Inc. at December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying 2001 financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company has incurred recurring losses from operations, has negative cash flows from operations, has a working capital deficiency, and has an accumulated deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.




Manchester, New Hampshire                                      Ernst & Young LLP
April 4, 2002, except for Note 16, as
to which the date is May 17, 2002

                      REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Video Network Communications, Inc.:

In our opinion, the accompanying balance sheets and the related statements of operations, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Video Network Communications, Inc. (the "Company") at December 31, 2000, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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


PricewaterhouseCoopers LLP


Boston, Massachusetts
March 6, 2001

                       VIDEO NETWORK COMMUNICATIONS, INC.

                                 Balance Sheets

                                     ASSETS

                                                                                December 31,
                                                                             2000          2001
                                                                             ----          ----
Current assets:
Cash and cash equivalents                                                $  1,660,051    $   507,396
Accounts receivable                                                         3,020,377        604,921
Inventories                                                                 4,668,938      1,194,749
Other current assets                                                           42,889         61,480
                                                                         ------------    -----------

Total current assets                                                        9,392,255      2,368,546

Property and equipment, net                                                   682,815        276,729
Trademarks and patents, less accumulated amortization
   of $58,473 and $81,888 in 2000  and 2001, respectively                     269,029        285,435
                                                                                8,309          8,309
                                                                         ------------    -----------

TOTAL ASSETS                                                             $ 10,352,408    $ 2,939,019
                                                                         ============    ===========

                           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable                                                          $ 1,486,949    $ 2,335,933
Deferred revenue                                                            2,623,303         28,263
Accrued liabilities                                                         1,645,516      1,200,579
Current portion of notes payable                                              138,908      5,095,739
Current portion of capital lease obligations                                    7,635         20,742
                                                                         ------------    -----------

Total current liabilities                                                   5,902,311      8,681,256
Notes payable, less current portion                                         2,855,617              -
Capital lease obligations, less current portion                                24,556         29,003

COMMITMENTS AND CONTINGENCIES (Note 5)

Stockholders' equity (deficit):
Preferred stock, par value $.01                                                     -              -
     Authorized shares - 2,500,000
     Issued and outstanding shares - 0
Common stock, par value $.01                                                   21,336         21,336
     Authorized shares - 90,000,000
     Issued and outstanding shares - 2,133,594
Additional paid-in capital                                                 60,196,065     61,879,866
Accumulated deficit                                                       (58,647,477)   (67,672,442)
                                                                         ------------    -----------

Total stockholders' equity (deficit)                                        1,569,924     (5,771,240)
                                                                         ------------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                     $ 10,352,408    $ 2,939,019
                                                                         ============    ===========

                       See Notes to Financial Statements.

                       VIDEO NETWORK COMMUNICATIONS, INC.

                            Statements of Operations

                                                  For the Years Ended December 31,
                                                  --------------------------------
                                                1999            2000            2001
                                                ----            ----            ----
Revenues:
    Products                                  $ 1,911,952    $  6,520,475     $ 3,388,527
    Services                                      483,159       2,248,914       9,587,188
                                              -----------    ------------     -----------
Total revenues                                  2,395,111       8,769,369      12,975,715
                                              -----------    ------------     -----------

Cost of revenues:
    Products                                    2,375,590       4,393,458       5,829,968
    Services                                      276,074       1,536,835       5,512,979
                                              -----------    ------------     -----------
Total cost of revenues                          2,651,664       5,930,293      11,342,947
                                              -----------    ------------     -----------

Gross margin                                     (256,553)      2,839,096       1,632,768
                                              -----------    ------------     -----------
Operating expenses:
Research and development                        5,039,981       3,770,234       2,774,336
Selling, general and administrative             5,419,855       5,008,465       6,135,632
Asset impairment charge                                 -               -         168,728
                                              -----------    ------------     -----------

Total operating expenses                       10,459,836       8,778,699       9,078,696
                                              -----------    ------------     -----------
Loss from operations                          (10,716,389)     (5,939,603)     (7,445,928)
Interest expense, net                          (2,212,840)       (229,962)     (1,579,037)
                                              -----------    ------------     -----------

Net loss                                      (12,929,229)     (6,169,565)     (9,024,965)
Cumulative Series B dividend                      (31,675)              -               -
                                              -----------    ------------     -----------
Net loss attributable to common
stockholders                                 (12,960,904)    $ (6,169,565)    $(9,024,965)
                                             ===========     ============     ===========

Net loss per common share - basic and
diluted                                      $    (12.58)    $      (3.24)    $     (4.23)
                                             ===========     ============     ===========

Weighted average shares outstanding -
basic and diluted                              1,030,597        1,901,728       2,133,594
                                             ===========     ============     ===========

                       See Notes to Financial Statements.

                       VIDEO NETWORK COMMUNICATIONS, INC.

             Statements of Changes in Stockholders' Equity (Deficit)
              for the years ended December 31, 1999, 2000, and 2001

                                                                                                                  Total
                                                                    Additional      Series B                   Stockholders'
                                                       Common         paid-in      Convertible    Accumulated     Equity
                                        Shares         Stock          Capital    Preferred Stock    Deficit      (Deficit)
                                     ------------   ------------   ------------   ------------   ------------   ------------
Balance, January 1, 1999                  164,029   $      1,640   $ 36,776,565   $  1,173,958   $(39,548,683)  $ (1,596,520)

Issuance of common stock in
  connection with issuance of
  unsecured promissory notes               32,140            322      1,276,667             --             --      1,276,989
Return of shares issued with
  unsecured promissory note                  (857)            (9)       (34,777)            --             --        (34,786)
Issuance of warrants in
  connection with issuance of
  long-term debt                               --             --        146,342             --             --        146,342
Shares issued in connection with
  public offering, net of expenses      1,380,000         13,800     14,112,361             --             --     14,126,161
Issuance of Underwriter's Purchase
  Option                                       --             --            100             --             --            100
Conversion of Debentures                  174,683          1,747      3,273,576             --             --      3,275,323
Conversion of Series B Convertible
  Preferred Stock                          12,433            124      1,205,509     (1,205,633)            --             --
Compensation expense related to
  options granted to
  financial advisor                            --             --        516,713             --             --        516,713
Dividend                                       --             --        (31,675)        31,675             --             --
Net loss                                       --             --             --             --    (12,929,229)   (12,929,229)
                                     ------------   ------------   ------------   ------------   ------------   ------------

Balance, December 31, 1999              1,762,428         17,624     57,241,381             --    (52,477,912)     4,781,093

Exercise of common stock options           19,166            192        251,360             --             --        251,552
Issuance of common stock in private
   placement, net of expenses             352,000          3,520      2,197,838             --             --      2,201,358
Issuance of Placement Agent's
   Purchase Option                             --             --            100             --             --            100
Proceeds from sale of investment
   to related party                            --             --        500,000             --             --        500,000
Compensation expense related to
  non-employee options                         --             --          5,386             --             --          5,386
Net loss                                       --             --             --             --     (6,169,565)    (6,169,565)
                                     ------------   ------------   ------------   ------------   ------------   ------------

Balance, December 31, 2000              2,133,594         21,336     60,196,065             --    (58,647,477)     1,569,924

Issuance of warrants in connection
   with notes payable                          --             --      1,820,824             --      1,820,824
Costs associated with efforts to
   register restricted stock                   --             --       (163,203)            --             --       (163,203)
Compensation expense related to
   non-employee options                        --             --         26,180             --             --         26,180
Net loss                                       --             --             --             --     (9,024,965)    (9,024,965)
                                     ------------   ------------   ------------   ------------   ------------   ------------

Balance, December 31, 2001              2,133,594   $     21,336   $ 61,879,866   $         --   $(67,672,442)  $ (5,771,240)
                                     ============   ============   ============   ============   ============   ============


See Notes to Financial Statements.

                       VIDEO NETWORK COMMUNICATIONS, INC.

                            Statements of Cash Flows

                                                              For the Years ended December 31,
                                                       --------------------------------------------
                                                           1999            2000            2001
                                                       ------------    ------------    ------------
Cash flows from operating activities:
Net loss                                               $(12,929,229)   $ (6,169,565)   $ (9,024,965)
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation                                            1,167,100         664,403         297,889
  Amortization                                               15,230          20,584          23,415
  Interest expense related to issuance of warrants           49,683          51,876       1,354,422
  Interest expense related to debentures                     74,649              --              --
  Amortization of debt discount                           1,271,070              --              --
  Amortization of debt issuance costs                       472,313              --              --
  Non-cash compensation expense                             516,713           5,386          26,180
  Net loss on sale of fixed assets                           10,469              --              --
  Provision for excess and obsolete inventory             1,300,000         100,000       3,000,000
  Write-off of net leasehold improvements                        --              --         168,728
  Other non-cash charges                                    354,992          60,000         159,520

Changes in operating assets and liabilities:
  Accounts receivable                                      (191,910)     (2,643,797)      2,415,456
  Other current assets                                      114,463         115,580         121,156
  Inventories                                               680,686         144,177         474,189
  Other assets                                                2,095              --              --
  Accounts payable                                       (2,711,350)      1,024,884         848,984
  Deferred revenues                                         (11,932)      2,595,235      (2,595,040)
  Accrued liabilities                                       198,936         796,985        (444,937)
                                                       ------------    ------------    ------------

     Net cash used in  operating activities              (9,616,022)     (3,234,252)     (3,175,003)

Cash flows from investing activities:
  Increase in trademarks and patents                        (49,369)        (55,270)        (39,821)
  Proceeds from the sale of property and equipment           84,580              --              --
  Purchase of property and equipment                        (71,780)        (42,433)        (28,531)
                                                       ------------    ------------    ------------

     Net cash used in  investing activities                 (36,569)        (97,703)        (68,352)
                                                       ------------    ------------    ------------

Cash flows from financing activities:
  Net proceeds from the issuance of common stock,
    net of expenses                                      14,126,161       2,201,358        (163,203)
  Net proceeds from the issuance of notes payable                --              --       2,515,460
  Net proceeds from the issuance of stock options               100             100              --
  Net proceeds from the exercise of stock options                --         251,552              --
  Net proceeds from the issuance of unsecured
       Promissory notes and common stock                  2,395,604              --              --
  Repayment of unsecured promissory notes                (2,850,000)             --              --
  Repayments of notes payable                            (1,280,543)       (542,036)       (247,111)
  Proceeds from the issuance of notes payable to
    related parties                                          36,000              --              --
  Repayment of notes payable to related parties             (36,000)             --              --
  Proceeds from sale of investment to related party              --         500,000              --
  Principal payments on capital leases                     (152,734)        (13,497)        (14,446)
                                                       ------------    ------------    ------------

     Net cash provided by  financing activities          12,238,588       2,397,477       2,090,700
                                                       ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents      2,585,997        (934,478)     (1,152,655)

Cash and cash equivalents, at beginning of year               8,532       2,594,529       1,660,051
                                                       ------------    ------------    ------------

Cash and cash equivalents, at end of year              $  2,594,529    $  1,660,051    $    507,396
                                                       ============    ============    ============

                       See Notes to Financial Statements.

Notes to Financial Statements

Unless otherwise indicated, all information in the Notes to Financial Statements gives effect to a one-for-seven reverse stock split of our common stock effective as of April 14, 1999 and a one-for-five reverse stock split of our common stock effective as of February 5, 2002. It also gives effect to a change in our name to Video Network Communications, Inc. from Objective Communications, Inc. effective as of September 9, 1999.

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

         The Company has suffered recurring losses from operations, has experienced recurring negative cash flow from operations, has a working capital deficiency, and an accumulated deficit. The Company also has notes payable outstanding for which it is unable to make the required interest and principal payments when due. In the event of default on these notes, the Company may lose those assets that serve as security or may not be able to continue to receive legal services from their attorney. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has required substantial funding through debt and equity financings since its inception to complete its development plans and commence full-scale operations.

         The Company expects to continue to incur significant operating expenses to support product development efforts and to enhance its sales and marketing capabilities. At this stage, it is difficult to predict with accuracy the level of the Company's sales in future periods, or when marketing initiatives will result in sales. Each sale of the Company's equipment continues to account for a significant portion of total revenues. Accordingly, the Company expects to continue to experience significant, material fluctuations in the Company's revenues on a quarterly basis for the foreseeable future.

         The Company continues to evaluate all options regarding the financing of operations. The Company believes that it must complete a substantial financing in order to support continuing operations. The Company also believes that significant enhancements of its sales and marketing programs are required in order to generate sufficient operating cash flow. If the Company is not successful realizing its projected sales and securing additional financing, the Company will be forced to consider alternative methods of maximizing shareholder value, which could include sales of the Company's assets, a sale of the Company, workout alternatives, or bankruptcy.

         As a result of a merger transaction between the Company and B2BVideo Network Corp. and a financing transaction between the Company and an affiliate of Moneyline Telerate Holdings of approximately $19.6 million on May 17, 2002, certain information in this Form 10-KSB may be substantially changed. Updated information will be contained in a report on Form 8-K, to be filed not later than June 3, 2002.

2. Summary of Significant Accounting Policies

Basis of Accounting

         During the fourth quarter of 1999, the Company concluded that the criteria for being considered a development stage enterprise within the meaning of Statement of Financial Accounting Standards ("SFAS") No. 7, Accounting and Reporting by Development Stage Enterprises, no longer applied to the Company by virtue of the level of sales activity and completion of financings in 1999. Accordingly, certain information previously required to be disclosed in the financial statements has been omitted.

Cash Equivalents

         Cash equivalents consist of investments with original maturities of three months or less. Cash equivalents are stated at cost, which approximates fair value because of the short maturity of these investments.

Revenue Recognition and Change in Accounting

         The Company's revenues are recognized upon passage of title to customers and acceptance by customers when contractually obligated, collection is reasonably assured, and no further obligations to the customer exist. Service revenues are recognized at the time the services are rendered, collection is reasonably assured, and the Company has no further obligations to the customer. Revenues from maintenance contracts are recognized ratably over the term of the contract as services are performed.

         Effective January 1, 2000, the Company changed its method of revenue recognition for certain products requiring installation in accordance with Staff Accounting Bulletin ("SAB") 101, Revenue Recognition in Financial Statements. Previously, the Company followed standard practice of recognizing revenue related to both the sale and the installation of certain products at the time of shipment. The change in policy defers the revenue until installation is complete. The cumulative effect of the change on prior years was considered to be immaterial.

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

Property and Equipment

         Property and equipment are stated at cost. The Company uses accelerated methods of depreciation for book and for tax purposes. The annual provisions for depreciation have been computed based on the following ranges of estimated useful lives: computer and lab equipment, 3 to 5 years; computer software, 3 years; furniture and fixtures, 5 years; office equipment, 5 years; and leasehold improvements over the lesser of 7 years or the term of the lease relating to the improved asset. See Note 4. Expenditures for maintenance and repairs are charged to expense as incurred. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income.

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

Inventory

         Inventory is valued at the lower of cost or market, with the cost being determined using the FIFO ("first-in, first-out") method of accounting. The Company writes-down inventories for any slow-moving, excess or obsolete items.

Concentration of Credit Risk

         Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company's cash and cash equivalents are held with a U.S. commercial bank. The Company generally grants uncollateralized credit terms to its customers. Two customers accounted for 50% and 30%, respectively, of total revenues for the year ended December 31, 2001. Four customers accounted for 30%, 16%, 13%, and 10% of accounts receivable outstanding as of December 31, 2001. Four customers accounted for 18%, 15%, 11% and 11%, respectively, of total revenues for the year ended December 31, 2000. Three customers accounted for 33%, 32%, and 25%, respectively, of accounts receivable outstanding as of December 31, 2000. Three customers accounted for 52%, 17%, and 12%, respectively, of total revenue for the year ended December 31, 1999.

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

Net Loss per Common Share

         The Company computes basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share." Net loss per common share is based on the weighted average number of common shares and dilutive common share equivalents outstanding during the periods presented. Basic loss per share are calculated by dividing net loss by the weighted average shares outstanding. Diluted loss per share reflect the dilutive effect of stock options and warrants and are presented only if the effect is not anti-dilutive. As the Company incurred losses for all periods, there is no difference between basic and diluted earnings per share for any period presented. Had options and warrants been included in the computation, shares for the diluted computation would have increased by approximately 1,289,249; 1,801,333; and 3,229,925 as of December 31, 1999, 2000, and 2001, respectively.

Advertising Expense

         The Company recognizes advertising expense as incurred. Advertising expenses of $2,634; $13,708; and $ 87,437 were incurred in 1999, 2000, and 2001, respectively.

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Financial Instruments

         The carrying value of cash and cash equivalents, accounts receivable and notes payable approximate fair value because of the relatively short maturity of those instruments.

Stock-Based Compensation

         The Company accounts for its options granted to employees and directors in accordance with APB Opinion No. 25. Accordingly, no compensation expense has been recognized for the options granted to employees or directors, since the exercise price of the options has been in excess of or equal to the fair value of the options on the date of grant, as determined by the Board of Directors. For options granted to consultants, the Company recognizes an appropriate compensation expense in accordance with Emerging Issues Task Force 96-18 Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The Company discloses the pro forma net loss and loss per share in the notes to the financial statements in accordance with the measurement provisions of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." See Note 10, Capital Stock Transactions.

Comprehensive Income

         The Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income," effective January 1, 1998. The statement requires a full set of general purpose financial statements to be expanded to include the reporting of "comprehensive income". Comprehensive income is comprised of two components, net income and other comprehensive income. For the years ended December 31, 2000 and 2001 the Company had no comprehensive income.


Segment Information

         The Company operates in one business segment; the design, development, and marketing of a video network system.

Reclassifications

         Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

New Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and No. 142, Goodwill and other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling of interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001. SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with the Statement. The impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121. The Company is required to adopt SFAS No. 142 effective January 1, 2002, and it does not expect that the adoption of the Statement will have a significant impact on the Company's financial position or results of operations.

         In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 14, 2001, with earlier application encouraged. The Company expects to adopt SFAS No. 144 as of January 1, 2002, and it does not expect that the adoption of the statement will have a significant impact on the Company's financial position or results of operations.

3. Inventories

         Inventories, net of reserves, consist of the following at:

                                                     December 31,
                                                     ------------
                                                   2000          2001
                                                   ----          ----
Raw materials                                   $ 3,788,851   $ 1,194,749
Finished goods                                      880,087             -
                                               ------------   -----------

                                                $ 4,668,938   $ 1,194,749
                                               ============   ===========

         In the fourth quarter of 2001, the Company recorded a provision for excess inventory of $3 million for slow-moving inventories based upon its assessment of recent sales activities in the second half of 2001 and uncertainties in regard to the Company's sales forecast.

4. Property and Equipment

         Property and equipment consist of the following at:

                                                      December 31,
                                                      ------------
                                                  2000          2001
                                                  ----          ----
Computer and laboratory equipment              $ 3,076,959   $ 3,105,490
Computer software                                  470,426       470,426
Leasehold improvements                             606,912             -
Furniture and fixtures                             876,322       876,322
Office equipment                                   173,333       205.333
                                               -----------   -----------

                                                 5,203,952     4,657,571
Accumulated depreciation and amortization       (4,521,137)   (4,380,842)
                                              ------------   -----------

                                              $    682,815   $   276,729
                                              ============   ===========

         Depreciation expense for the years ended December 31, 1999, 2000, and 2001 was $1,167,100, $664,403, and $297,889 respectively.

         Asset Impairment Charge During the fourth quarter of 2001, the Company recognized impairment losses of $169,000 when certain negative conditions were identified as indicators of impairment. In accordance with company policy, management assessed the recoverability of long-lived assets based on the expected future operating cash flows expected to be derived from these assets. Based on this assessment, the Company recognized impairment losses of $169,000 related to leasehold improvements.

         Sale of Certain Property and Equipment In the first quarter of 1999, the Company sold certain office furniture, equipment, and leasehold improvements to a third party who assumed a lease on property that the Company previously occupied. The Company received net proceeds of $81,000 from the asset sale.

5. Commitments and Contingencies

         The Company leases office and manufacturing space and office equipment under various operating and capital leases. Commitments for minimum rentals under non-cancelable leases at December 31, 2001 are as follows:

                                                      Capital      Operating
                                                       Leases        Leases
                                                       ------        ------

2002                                                $ 25,488     $ 309,420
2003                                                  11,288       328,759
2004                                                   8,448       335,205
2005                                                   8,448       335,205
2006                                                   8,448       373,883
Thereafter                                                 -       467,353
                                                    --------    ----------
Total minimum lease payments                          62,120    $2,149,825
                                                    ========    ==========

Less amount representing interest                    (12,375)
                                                    -------

Present value of net minimum lease payments           49,745
Less amount representing current portion             (20,742)
                                                    $ 29,003
                                                    ========

Property and equipment at year-end include the following amounts for capitalized leases:

                                                    2000           2001
                                                    ----           ----

Office equipment                                   $ 64,545      $ 96,545
Accumulated depreciation                            (49,055)      (56,204)
                                                   --------      -------
                                                   $ 15,490      $ 40,341
                                                   ========      ========


Rent payments made in 1999, 2000, and 2001 were $402,000, $314,000, and
$325,000, respectively.

6. Accrued Liabilities

         Accrued liabilities consisted of the following at:

                                                        December 31,
                                                        ------------
                                                     2000           2001
                                                     ----           ----
Accrued compensation expenses                    $  411,281    $  291,385
Accrued warranty expenses                           326,098       142,318
Accrued project expenses                            348,000             -
Accrued interest                                    322,431       550,165
Other accrued expenses                              237,706       216,711
                                                 ----------    ----------
                                                 $1,645,516    $1,200,579
                                                 ==========    ==========

7. Income Taxes

         At December 31, 2001, the Company has available net operating loss carryforwards for federal tax purposes of approximately $56,677,000 that may be available to offset future federal income tax liabilities and expire at various dates through 2021. As of December 31, 2001, a valuation allowance of $22,820,000 has been recorded against total gross deferred tax assets, due to the uncertainty surrounding their realization in the future. Ownership changes, as defined in the Internal Revenue Code Section 382, may have limited the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income. Subsequent ownership changes could further effect the limitation in future years.

         The components of the Company's net deferred tax position and the tax effects of the temporary differences giving rise to the Company's deferred tax assets (liabilities) as of December 31, 2000 and 2001 are as follows:

                                                  2000            2001
                                                  ----            ----
Deferred Tax Assets:
     Net operating loss carryforwards        $18,534,000     $20,619,000
     Accrued liabilities                         156,000         149,000
     Reserves                                    983,000       1,842,000
     Depreciation and amortization               398,000         230,000
                                             -----------     -----------
     Gross deferred tax asset                 20,071,000      22,840,000
     Valuation allowance                     (20,052,000)    (22,820,000)
                                             -----------     -----------
                                                  19,000          20,000
Deferred tax liability:
     Allowance for bad debts                     (17,000)        (17,000)
     Intangible assets                            (2,000)         (3,000)
                                            ------------     -----------

Net deferred tax asset                      $          -     $         -
                                            ============     ===========

8. Subordinated Convertible Debenture

         In July 1998, the Company completed a private placement of 5% Cumulative Convertible Debentures due 2003 with certain institutional, affiliated and other investors, from which it received gross proceeds of approximately $3.125 million. These debentures were senior in right of payment to substantially all existing and future indebtedness of the Company and the Company's equity securities. Subject to certain contractual agreements, the holders of the debentures were entitled to convert the debentures into shares of common stock at any time. In accordance with letter agreements dated May 1999 between the Company and the holders of the Company's 5% subordinated convertible debentures, the convertible debentures, and interest accrued thereon, automatically converted to 174,683 shares of the Company's common stock at a conversion price of $18.75 per share on June 18, 1999.

9.  Notes Payable

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

         In connection with the restructuring of accounts payable balances to a long-term note, the Company issued to Sanmina warrants to purchase 7,857 shares of common stock, with a $96.25 exercise price per share. An independent appraisal assigned a market value of $127,759 to these warrants. The Company has recorded the value of the warrants as a discount against the face amount of the note and amortized the value of the warrants over the life of the note, approximately $43,000 in 2001.

         In January 2000, the Company defaulted on the interest payment due to Sanmina and did not make subsequent interest and principal payments to Sanmina when due through August 2000. In August 2000, the Company renegotiated the terms of the note to Sanmina. Under the current terms of the note, the Company paid $150,000 on August 25, 2000, and $150,000 in November 2000. The Company was obligated to pay an amount each month equal to a percentage of the accounts receivable that it collected in the previous calendar month, with the percentage ranging from 0% to 5%, based upon the net amount of accounts receivable that we collected, beginning in February 2001. Any principal and accrued interest thereon remaining on the note was due in full on January 12, 2002. The Sanmina note is collateralized by the Company's personal property and certain other assets. At December 31, 2001, the Company owed Sanmina approximately $2.9 million in principal and $550,000 in interest on this note. The Company did not make the required payment of the outstanding principal and interest on January 12, 2002. See Note 16, Subsequent Events.

Legal Counsel Note

         In January 1999, the Company also converted $375,000 of outstanding accounts payable to legal counsel to a two-year term loan accruing interest at 7% per year. The Company paid $75,000 of the principal balance of this note during 1999. Under the terms of the note, the Company was obligated to make two semi-annual interest-only payments. In February 2000, the Company was to have commenced making twelve equal monthly payments to fully amortize the remaining balance of the note.

         In connection with converting the restructuring of accounts payable balances to a long-term note, the Company issued to legal counsel warrants to purchase 1,143 shares of common stock, with a $92.95 exercise price per share. An independent appraisal assigned a market value of $18,583 to these warrants. The Company has recorded the value of the warrants as a discount against the face amount of the note and amortized the value of the warrants over the life of the note.

         Prior to the August 2000 private placement of units discussed in Note 10, the Company had paid legal counsel $77,874 on the note, but continued to be in default with respect to payments required by the terms of the debt instrument. The note was renegotiated in August 2000 in connection with the private placement to require the Company to make an approximately $50,000 payment at the time of the closing of the private placement in August 2000, which the Company did, and to make monthly payments of $20,000 until the balance of the note was fully paid. The Company paid the outstanding balance of the note during 2001.

     Bridge Financing

         As of December 31, 2001, we had outstanding $1,000,000 principal amount of First Bridge Secured Notes, originally issued in September and October of 2001, on which the outstanding principal, and interest at the rate of 9% per annum, originally due and payable on December 24, 2001, and extended to the earlier of February 15, 2002, or the date on which a financing closes. The First Bridge Secured Notes are secured by substantially all of our intellectual property, including our United States patents and trademarks.

         We also had outstanding at December 31, 2001 $1,674,982 principal amount of Second Bridge Notes issued in November and December 2001. The outstanding principal amount of and accrued interest at the rate of 9% per annum on the Second Bridge Notes is due and payable on the earlier of February 19, 2002, or the date on which a financing closes.

         We also currently have outstanding $500,000 principal amount of Third Bridge Notes issued in January 2002. The outstanding principal amount of and accrued interest at the rate of 9% per annum on the Third Bridge Notes is due and payable on the earlier of April 24, 2002, or the date on which a financing closes.

         See "Warrants" in Note 10- Capital Stock Transactions

         See Note 16 - Subsequent Events

10. Capital Stock Transactions


Private Placement of Units - February 1999

         In February 1999, the Company completed a private placement of 28.5 units of unsecured promissory notes with a principal amount of $2,850,000 and 32,140 shares of common stock, from which the Company received net proceeds of approximately $2,396,000. The notes accrued interest at 10% per year. Two principal officers of the Company invested a total of $125,000 in units and were issued unsecured promissory notes with an aggregate original principal amount of $125,000, and an aggregate of 999 shares of common stock. The full principal amount of and accrued interest on the unsecured promissory notes, totaling $2,955,000, was repaid to the note holders in June 1999.

         An independent appraisal assigned a market value of $1,305,000 to the common stock issued in the February 1999 private placement. The Company has recorded the value of the common stock as a discount against the face amount of the unsecured promissory notes and amortized the value of the common stock over the life of the notes. In the quarter ended June 30, 1999, in connection with the June 1999 unit offering, two participants in the February 1999 private placement were required to return to the Company a total of 856 shares of common, valued at $34,786.

Private Placement of Units - August 2000

         On August 25, 2000, the Company completed a private placement (the "Private Placement") of 1,760,000 units, each unit consisting of two tenths of one share of common stock and one warrant ("Warrant"), at a price of $1.50 per unit. Net proceeds of this private placement were $ 2,201,358. The units were not separately certificated, and the Company did not issue any separate units as securities in the Private Placement. The Warrants entitle the holder to purchase two tenths of one share of the Company's common stock for an initial exercise price of $20.00 during the period from February 26, 2001 to June 15, 2004, subject to prior redemption. The Warrants are identical to the Company's outstanding Public Warrants to purchase up to 920,000 shares of the Company's common stock at an initial exercise price of $20.00 per share, which are currently trading on the OTC Bulletin Board under the symbol "VNWWE," except that, pursuant to the terms of the securities, the Warrants may be exercised on or after February 26, 2001.

         The Company offered the units through Early Bird Capital ("EBC"), as its exclusive placement agent for the Private Placement, on a "best efforts, all or none" basis. The units were offered and sold only to persons who qualified as "accredited investors," as defined in Rule 501(a) under the Securities Act of 1933, as amended (the "Securities Act"). As compensation to EBC for its services as placement agent, the Company paid EBC an 8% commission and a 2% non-accountable expense allowance. The Company also issued to EBC a purchase option (the "Purchase Option"), which permits EBC to purchase 52,800 shares of common stock and 264,000 Warrants (two tenths of one share of common stock and one warrant must be purchased together as a unit) at an exercise price of $10.625 per unit. The Company also granted to EBC a 30-day right of first refusal to underwrite or place future offerings for which the Company engages the services of an investment banker for a period of three years after the closing of the Private Placement. In addition, the Company agreed for a period of three years from the closing of the Private Placement to either appoint to the Company's Board of Directors a person designated by EBC or to permit EBC to send a representative to observe each meeting of the Board. No person has been designated by EBC for appointment to the Company's Board. The Company also agreed to pay "source fees" to EBC for a period of 24 months, if EBC introduces potential investors to us and such investors make subsequent investments in the Company.

         The Company filed a registration statement in accordance with the Company's contractual agreement with the investors in the Private Placement to register the offering and resale of the securities covered by the registration statement, however, the Company subsequently withdrew the registration statement. In connection with the Private Placement, the Company agreed to use its best efforts to have a registration statement covering the offering and sale of the securities issued in the Private Placement declared effective by the SEC no later than December 23, 2000 (the "Target Date"). Because the registration statement was not declared effective by the Target Date, the Company was required to issue on the Target Date to each investor in the Private Placement and to EBC (or its designee) as holder of the Purchase Option, the Extra Warrants to purchase that number of shares of Common Stock equal to five percent of the number of Warrants purchased by the investor in the Private Placement (and, as to EBC or its designee, five percent of the number of Warrants underlying the Purchase Option), or 20,238 Extra Warrants in 2000; 117,856
Extra Warrants in 2001, and will issue 30,952 Extra Warrants in 2002. The Extra Warrants have the same terms as the Warrants. The Company will be required to issue Extra Warrants on each monthly anniversary of the Target Date until the earlier of the effective date of the registration statement or the nineteenth monthly anniversary of the Target Date. See Note 16 - Subsequent Events

Common Stock

         In February 1999, the Company issued a total of 32,140 shares of its common stock as part of units issued in a private placement of 28.5 units, consisting of unsecured promissory notes with a principal amount of $2,850,000 and 32,140 shares of common stock. The Company received net proceeds of approximately $2,396,000 from the private placement.

         In June 1999 the Company completed a public offering of 2,000,000 units and realized approximately $12.1 million in net proceeds from the offering. Each unit consisted of six tenths of a share of common stock and one Public Warrant to purchase common stock at an exercise price of $20.00 per share. The Public Warrants became exercisable in June of 2000, one year from the date of closing of the public offering. The Public Warrants are callable when they are exercisable and after the Company's common stock has closed at $40.00 after or more for twenty consecutive trading days. Also in June of 1999, the underwriter exercised the 15% over-allotment option that the Company had granted to it in connection with the June 1999 public offering of units. Upon exercise of the option, the underwriter purchased 300,000 units, consisting of 180,000 shares of common stock and 600,000 Public Warrants to purchase two-tenths of a share of common stock at an exercise price of $20.00 per share. The Company received net proceeds of $2.0 million from the exercise of the underwriter's over-allotment option.

         At a Special Meeting of Stockholders convened on February 5, 2002, the stockholders approved a resolution to increase the number of authorized shares of common stock from 6,000,000 shares to 90,000,000 shares.

Warrants

         In September and October 2001, the Company issued 400,000 warrants to purchase common stock at an exercise price of $2.00 per share in conjunction with its issuance of secured notes (Note 9) with aggregate principal value of $1,000,000.

         In November and December 2001, the Company issued 669,993 warrants to purchase common stock at an exercise price of $2.75 per share in conjunction with its issuance of notes (Note 9) with an aggregate principal value of $1,675 ,000. These warrants were valued at approximately $586,000 of which approximately $260,000 was amortized to interest expense during 2001.

         In December 2001, the Company negotiated an extension of the maturity date of the First Bridge Secured Notes and, as consideration, issued the note holders warrants with an aggregate value of $456,000, which was charged to interest expense in 2001.

         The aggregate value of the above warrants, was approximately $1,821,000, of which $1,312,000 was amortized to interest expense in 2001. The remaining balance of $509,000 has been recorded against the face amount of the notes and will be amortized over the remaining life of the notes.

         A summary of the number of shares of common stock subject to purchase under all warrant agreements and related exercise prices as of December 31, 2001 is as follows:

          Number of Shares       Exercise Price
                    1,467             $ 136.35
                    9,389             $  96.25
                    1,142             $  92.95
                1,610,124             $  20.00
                  669,993             $   2.75
                  400,000             $   2.00
               ----------             --------
                2,692,115
               ==========

Stock Options

         In December 1997, the Company granted to an investment banking firm options to purchase 3,571 shares of common stock at an exercise price of $483.35 per share, which was the fair value of the stock on the date of the grant. Since this grant was for future services to be provided, the related compensation expense, in accordance with SFAS No. 123, was recorded over two years, the expected term of services. The compensation expense recorded was $20,355 in 1997, $563,687 in 1998, and $516,713 in 1999. The right to exercise these options terminates five years from the grant date.

         On September 9, 1999, stockholders of VNCI approved the Company's 1999 Stock Incentive Plan (the "Plan"). The Plan authorized the Company to issue options to employees, directors, consultants and others on up 528,000 shares of common stock. The Company was restricted to having 402,000 of these issued and outstanding prior to June 18, 2000 as a result of an agreement with the Company's lead investment banker on its June 1999 public offering. The maximum exercise period for options granted under the Plan is ten years. Vesting and exercise periods for each individual grant are delineated in the individual grant agreement. The Company's 1996 Stock Incentive Plan closed on that date and no additional grants are available through the 1996 Stock Incentive Plan or any of the Company's other prior stock option plans. Similarly to the Plan, the maximum exercise period for options granted under the 1996 Stock Incentive Plan was ten years. Vesting and exercise periods for each individual grant were delineated in the individual grant agreement.

         Stock option activity during the periods indicated is summarized as follows:


                                                         Weighted
                                         Number           Average
                                       of Shares      Exercise Price
                                       ---------      --------------
1999
Outstanding at beginning of year         50,998         $253.855
Granted                                 337,042         $ 13.560
Forfeited                               (50,203)        $102.230
Exercised                                     -                -
Outstanding at end of year              337,837         $ 36.625
                                        -------
Exercisable                              73,742         $ 56.475
                                        -------
Available for grant                      96,700

2000
Outstanding at beginning of year        337,837         $ 36.625
Granted                                 195,158         $  9.070
Forfeited                               (36,480)        $ 28.985
Exercised                               (19,165)        $ 13.125
                                        -------
Outstanding at end of year              477,350         $ 26.870
                                        -------
Exercisable                             197,069         $ 42.200
                                        -------
Available for grant                      61,912

2001
Outstanding at beginning of year        477,350         $ 26.870
Granted                                  79,580         $  4.820
Forfeited                               (19,120)        $ 16.817
                                        -------         --------
Outstanding at end of year              537,810         $ 23.958
                                        -------
Exercisable                             312,759         $ 31.018
                                        -------
Available for grant                      10,592

     The following table summarizes information about stock options outstanding at December 31, 2001:


                                         Weighted-Ave.
                                          Remaining
         Range of           Number       Contractual      Weighted-Ave.       Number        Weighted-Ave.
      Exercise Prices     Outstanding    Life (years)    Exercise Price    Exercisable     Exercise Price
      ---------------     -----------    ------------    --------------    -----------     --------------

  $   2.700 -  $  5.800      158,425         3.7            $   4.257          51,664          $   4.442
  $   7.500 -  $ 12.500       37,568         3.2            $  10.308          12,898          $  10.692
  $  12.810 -  $ 21.875      311,784         2.8            $  13.565         221,047          $  13.441
  $  70.000 -  $ 85.350        5,146         2.5            $  72.124           4,908          $  71.484
  $ 105.000 -  $192.500        8,056         1.6            $ 160.385           8,056          $ 160.385
  $ 231.870 -  $483.350       16,831         1.9            $ 352.373          14,186          $ 332.716
                              ------                                         --------
                             537,810                                          312,759
                             =======                                         ========

         All stock options granted by the Company from its inception through December 31, 2001 were granted with an exercise price per share equal to the fair value of the Company's common stock on the date of grant.

         In July 1998, the Board approved a repricing plan to reprice employee stock options under the 1996 Stock Incentive Plan (the "1996 Plan") to restore the long-term employee retention and performance incentives of the stock options outstanding. In accordance with the repricing plan, all stock options then held by current, active full-time employees, with exercise prices above $253.75, or with vesting periods in excess of three years, were cancelled and replaced by the same number of options exercisable at $253.75 per share and vesting over a three-year period. The options were granted at a price equal to the fair market value of the Company's common stock on the date of the option repricing.

         Had compensation expense been determined based on the fair value of the options at the grant dates consistent with the method of accounting under SFAS 123, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below:

                                         1999              2000            2001
                                         ----              ----            ----
Net loss
   As Reported                      $(12,960,904)      $(6,169,565)    $ (9,024,965)
   Pro forma                        $(13,509,681)      $(7,878,012)    $(10,600,887)

Net loss per common share
   As reported, basic and diluted   $     (12.58)      $     (3.24)    $      (4.23)

   Pro forma, basic and diluted     $     (13.11)      $     (4.14)    $      (4.97)

         The fair value of each option granted in 1999, 2000, and 2001 was estimated on the date of grant using the Black-Scholes option-pricing model. The model used the following weighted-average assumptions for grants during the years ended December 31, 1999 and 2000: volatility 93 % for both years; risk-free rate of return of 6.0% and 5.7 %, respectively; dividend yield of 0% for both 1999 and 2000; and an expected time to exercise of 4.2 years and 3.5 years for 1999 and 2000, respectively. For 2001, volatility was 132%, the risk-free rate of return was 4.1%, the dividend yield was 0%, and the expected time to exercise was 5.0 years.

Preferred Stock

         5% Cumulative Convertible Series B Preferred Stock

         In August 1998, the Company issued to certain unaffiliated investors in a private placement 209,091 shares of 5% Cumulative Convertible Series B Preferred Stock, par value $.01 per share (the "Series B Preferred Stock"), and warrants to purchase an aggregate of 1,493 shares of Common Stock at an exercise price of $210.00 per share which were valued at $94,000 (the "Series B Warrants"). The shares of Series B Preferred Stock and the Series B Warrants were issued at a purchase price of $5.50 per share, resulting in gross proceeds to the Company of $1.15 million. Dividends accrued on the Series B Preferred stock at 5% annually, were cumulative, and were payable in additional shares of Series B Preferred Stock. The Company sold and issued such securities in reliance on an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") and Regulation D and Rule 506 promulgated thereunder.

         Shares of Series B Preferred Stock were convertible at any time after the issuance date and at the option of the holder, into shares of common stock at an initial conversion rate of $192.50 per share, subject to adjustment in connection with certain events, including a reclassification, reorganization or exchange of the Company's common stock. The shares of Series B Preferred Stock were subject to automatic conversion, without further action on the part of the holder or the Company, if the closing price of the Company's common stock equaled or exceeded $385.00 per share for 15 consecutive trading days.

         In connection with the private placement by the Company of units completed in February 1999, the Company entered into a letter agreement with both of the holders of the Series B Preferred Stock modifying certain terms of those securities. Specifically, the Company and the holders agreed that: (i) the holders would not exercise their right to convert the Series B preferred stock to common stock, or exercise the Series B Warrants for common stock, until the date on which the Company completed a public or private equity financing with gross proceeds of not less than $8 million (a "qualified financing"); (ii) upon the closing of a qualified financing, the stated value of and accrued and unpaid dividends on the Series B preferred stock will automatically convert into shares of common stock at a conversion price equal to $96.25per share, and the exercise price of Series B Warrants would be reduced to $96.25per share; (iii) the anti-dilution provisions of the Series B preferred stock and the Series B Warrants would not apply to the qualified financing, the 5% Convertible Debenture conversion, the February 1999 private placement, the conversion of the Series B preferred stock or the exercise of the Series B Warrants; (iv) the holders waived and agreed not to exercise any registration rights they may have as to the common stock issuable upon conversion of the Series B preferred stock or the exercise of the Series B Warrants in connection with the June 1999 public offering of units; and (v) the holders would not sell any common stock issuable upon conversion of the Series B preferred stock for at least six months after the effectiveness of the registration statement (or up to 24 months, if necessary to obtain regulatory approval of this offering) filed relating to the qualified financing.

         Immediately following the completion of the public offering of units in June 1999, all shares of Series B Preferred Stock, and accreted dividends thereon, automatically converted to 12,433 shares of common stock at a conversion price of $96.25 per share.

         As a result of a merger transaction between the Company and B2BVideo Network Corp. and a financing transaction between the Company and an affiliate of Moneyline Telerate Holdings of approximately $19.6 million on May 17, 2002, certain information in this section may be substantially changed. Updated information will be contained in a report on Form 8-K, to be filed not later than June 3, 2002.

11. Non-cash Transactions

         The following is a summary of non-cash transactions for the years ended December 31, 1999, 2000, and 2001:

                                                                              1999            2000            2001
                                                                              ----            ----            ----
     Current asset financed by issuance of note payable                       $      -      $ 51,090      $ 139,747
     Capital lease obligations                                                       -             -         32,000
     Return of assets under capital lease in settlement of obligation           64,806             -              -
     Dividend on preferred stock                                                31,675             -              -
     Conversion of preferred stock to common stock                           1,205,633             -              -
     Conversion of subordinated debentures, and interest thereon,
           to common stock                                                   3,275,323             -              -
     Accounts payable transferred to notes payable                           3,575,000             -              -
     Common stock issued with private placement                              1,242,203             -              -
     Warrants issued with bridge notes                                               -             -      1,820,866
     Warrants issued with long term debt                                       146,342             -              -
     Inventory financed with note payable                                    1,100,000             -              -
     Equity financing costs in prepaid expenses                                 28,867             -              -
     Reduction in accrued liabilities due to sale of assets                    181,678             -              -
     Reclassification of accrued interest to note payable                            -        10,254              -
     Debt issuance costs in other assets - net                                  17,917             -              -
     Interest Payments                                                         536,983        41,253          5,080

12. Employee Benefit Plan

         The Company implemented a profit-sharing plan under Section 401(k) of the Internal Revenue Code (the "Code") covering substantially all employees. The plan allows employees to make contributions up to the maximum allowed by the Code. Until December 2001 the Company contributed one dollar to an employees account for each two dollars contributed by the employee until the employee's contribution equaled 6% of the employee's annual salary. The Company contributed $75,000 and $71,000 to employee accounts during 2000 and 2001, respectively. Effective January 1, 2002, the Company no longer provides any 401(k) matching funds.

13.  Foreign Sales

     Revenues were generated geographically as follows:
   Year-ended    United States    Europe      Asia        Other       Total
                 -------------    ------      ----        -----       -----
      1999        $ 2,358,338           -          -    $ 36,773    $ 2,395,111
      2000        $ 7,835,514    $781,918   $151,957                $ 8,796,369
                                                               -
      2001        $12,905,915           -          -    $ 69,800    $12,975,715

14. Related Party Transactions

         On December 31, 1999, the Company entered into an agreement with B2BVideo Networks, Inc. (formerly b2bvideo.com, Corp.); a technology startup company that intends to provide aggregated business video content to the business market. The agreement was to become effective the day after the closing of B2BVideo Networks's proposed private placement of Series A Preferred Stock in the first quarter of 2000. The agreement provided that VNCI receive an equity position in B2BVideo Networks in exchange for favorable purchase terms and conditions regarding technical support and equipment provided to B2BVideo Networks. B2bVideo Networks's private placement closed on March 14, 2000. The Company received one million shares of common stock, equivalent to an ownership percentage of approximately fourteen and one half percent (14.5%) on a fully diluted basis on the closing date assuming conversion of all Series A Preferred Stock. The Company has ascribed no value to this equity investment. Mr. James F. Bunker, a director of the Company and B2BVideo Networks, participated in the private placement purchasing less than one percent of the total offering.
Ms. Cheryl Snyder, former CEO of B2BVideo Networks is a former director of the Company.

         On December 14, 2000, the Company sold 250,000 shares of its B2BVideo Networks equity investment to Dalewood 2 for $2.00 per share or $500,000. Dalewood 2 is a venture fund that is directed and controlled by EarlyBirdCapital. EarlyBirdCapital (formerly known as Southeast Research Partners) acted as a placement agent in the August 2000 private placement of 1,760,000 units and acted as an underwriter and the representative of the June 1999 public offering of 2,300,000 units. In connection with the June 1999 public offering, the Company also engaged EarlyBirdCapital to act as an agent for the solicitation of the exercise of some of the Company's warrants. EarlyBirdCapital also acted as the placement agent for the February 1999 private placement of securities.

         As a result of a merger transaction between the Company and B2BVideo Network Corp. and a financing transaction between the Company and an affiliate of Moneyline Telerate Holdings of approximately $19.6 million on May 17, 2002, certain information in this section may be substantially changed. Updated information will be contained in a report on Form 8-K, to be filed not later than June 3, 2002.


15. 2001 Quarterly Financial Information (Unaudited) (in thousands, except per share amounts)

                                        First    Second(1)    Third    Fourth(1)
                                       Quarter    Quarter    Quarter    Quarter
                                       -------    -------    -------    -------

Revenues                                $2,654     $9,156    $   472    $   694

Gross margin                            $1,397     $3,404    $   143    $(3,311)

Net income (loss) (2)                   $ (794)      $858    $(1,934)   $(7,155)

Net income (loss) per common share -
        basic                           $ (.37)     $ .40    $  (.91)   $ (3.35)
        diluted                         $ (.37)      $.39    $  (.91)   $ (3.35)

(1) Revenues and net income (loss) includes an adjustment to reduce revenues by $205 in the fourth quarter. In February 2002, the Company became aware of an error in revenues recorded during the second quarter. Revenues, net income (loss) and net income (loss) per common share - basic, and net income (loss) per common share - diluted, would have been $8,951; $653; $.31, and $.30, respectively, in the second quarter, and $899; $(6,950); $(3.26); and $(3.26), respectively, in the fourth quarter had the error not been made.

(2) Net loss in the fourth quarter includes an increase in the provision for excess inventory of $3,000 and an asset impairment charge for leasehold improvements of $169.

16. Subsequent Events

         The following material events took place subsequent to December 31, 2001. These events are material events in the Company's operations and this section should be read carefully and thoroughly by readers. Data in the following has been adjusted to give effect to the Company's one-for-five reverse stock split effected on February 5, 2002.

         On January 25, 2002, the Company announced that it had completed a third bridge financing. On January 24, 2002, the Company issued to investors in a private placement $500,000 in aggregate principal amount of 9% Unsecured Promissory Notes (the "Unsecured Notes") and warrants (the "Warrants") to purchase 200,000 shares of the Company's common stock at an initial exercise price of $1.30 per share (the "Bridge Financing"). The Company offered the Unsecured Notes and Warrants directly to persons who qualified as "accredited investors" under the Securities Act of 1933, as amended, and not through any placement agent. Each investor who participated in the Bridge Financing received an Unsecured Note representing the principal amount of the investor's investment and a Warrant to purchase the Company's common stock. For every dollar that an investor invested in the Bridge Financing, the investor received a Warrant to purchase four-tenths of a share of the Company's common stock.

         The Unsecured Notes are unsecured debt obligations of the Company and were due and payable upon the earlier of April 24, 2002 or the date on which the Company completes its next debt or equity financing in which it raises in the aggregate, on a cumulative basis, in excess of $2,500,000 in gross proceeds. The holders of the Unsecured Notes have the right to convert all or any portion of the principal amount of the Unsecured Notes into the securities that the Company issues in its next financing. The Notes bear interest at a rate of 9% per annum. Interest accrues from January 24, 2002 through the date on which the Notes become due and payable. The Notes were not paid when due and interest is accruing at the rate of 18%.

         The Warrants will be first exercisable beginning on July 24, 2002, and will be exercisable until July 23, 2007. The initial exercise price for the Warrants of $1.30 per share is subject to adjustment in certain limited events, including recapitalizations, reclassifications or split-ups of the Company's common stock. The Warrants have a cashless exercise provision.

         The Company used the net proceeds from the Bridge Financing to provide short-term working capital.

         On March 28, 2002, the Company announced that it had completed a fourth short-term debt financing. On March 28, 2002, the Company borrowed the aggregate principal amount of $349,000 pursuant to a 9% Unsecured Promissory Note (the "Unsecured Note"). In connection with the loan, the Company also issued to the lender a warrant (the "Warrant") to purchase 698,000 shares of the Company's common stock at an initial exercise price of $1.30 per share (the "Bridge Financing"). The Unsecured Note is an unsecured debt obligation of the Company and is due and payable on the earlier of June 26, 2002 or the date on which the Company completes its next debt or equity financing in which it raises in the aggregate, on a cumulative basis, in excess of $2,500,000 in gross proceeds. The holder of the Unsecured Note has the right to convert all or any portion of the principal amount of the Unsecured Note into the securities that the Company issues in its next financing. The Unsecured Note bears interest at a rate of 9% per annum. Interest accrues from March 28, 2002 through the date on which the Unsecured Note becomes due and payable. If the Unsecured Note is not paid when due, interest will accrue at the rate of 18% per annum thereafter.

         The Warrant issued in connection with the loan will first be exercisable beginning on August 26, 2002 and will be exercisable until August 26, 2007. The initial exercise price for the Warrant of $1.30 per share is subject to adjustment in certain limited events, including recapitalizations, reclassifications or split-ups of the Company's common stock and for issuances of securities at a price less than the then current exercise price. The Warrant has a cashless exercise provision.

         The Company used the net proceeds from the Bridge Financing to provide short-term working capital.

         Defaults on Prior Bridge Notes and Sanmina Note. On May 17, 2001, the Company was in default on certain of its outstanding bridge note obligations. The Company was in default on its repayment obligations to holders of the $1,000,000 aggregate principal amount of 9% Senior Secured Promissory Notes issued in September and October of 2001 (the "First Bridge Notes") and is in breach of certain of its covenants in the First Bridge Notes and related documentation. The First Bridge Notes are secured by substantially all of the Company's intellectual property and, as amended, were due and payable on February 15, 2002 or, in the case of $300,000 aggregate principal amount of the First Bridge Notes the holders of which agreed to extend the maturity date to March 31, 2002. As a result of the Company's default on the First Bridge Notes, the holders of the First Bridge Notes have the right to exercise various legal and contractual remedies, including the right to foreclose on substantially all of the Company's intellectual property which constitutes a material portion of the Company's assets, and interest will accrue on the First Bridge Notes from the first date of default at the rate of 18% per year. The Company was also in default in its repayment obligations to the holders of the $1,674,982 aggregate principal amount of 9% Unsecured Promissory Notes issued in November and December of 2001 (the "Second Bridge Notes"), and was in breach of certain covenants of the Company set forth in the Second Bridge Notes and related documentation. The Second Bridge Notes are unsecured debt obligations of the Company and, as amended, were due and payable on February 19, 2002 or, in the case of $350,000 aggregate principal amount of Second Bridge Notes, the holders of which agreed to extend the maturity date to March 31, 2002. As a result of the Company's defaults on the Second Bridge Note obligations, the holders of the Second Bridge Notes have the right to exercise various contractual and legal remedies and interest will accrue on the Second Bridge Notes from the first date of default at the rate of 18% per year.

         At May 17, 2002 the Company also had outstanding $500,000 aggregate principal amount of 9% Unsecured Promissory Notes issued on January 24, 2002 (the "Third Bridge Notes" and, together with the First and Second Bridge Notes, the "Prior Bridge Notes"), which are due and payable upon the earlier of
(i) April 24, 2002 or (ii) the date on which the Company completes its next debt or equity financing in which it raises in the aggregate, on a cumulative basis, in excess of $2,500,000 in gross proceeds (a "Qualified Financing").
The Company did not complete a Qualified Financing prior to April 23, 2002 and did not repay the Third Bridge Note obligations when they become due and is in default. Accordingly, the holders of the Third Bridge Notes have the right to exercise various contractual and legal remedies and interest would accrue on the Third Bridge Notes from the date of default at the rate of 18% per year.

         On May 17, 2002, the Company was also in default on its outstanding note to Sanmina Corporation (the "Sanmina Note"). The Sanmina Note is secured by substantially all of the Company's assets, other than its intellectual property. The Sanmina Note became due and payable on January 12, 2002. As a result of the default on the Sanmina Note, Sanmina Corporation has the right to foreclose on a material portion of the Company's assets.

         The Company has pledged substantially all of its material assets as security for the First Bridge Notes and the Sanmina Note. As a result of the Company's defaults on the Prior Bridge Notes and the Sanmina Note, the holders of those notes may accelerate the Company's obligation to repay in full the Company's outstanding obligations under these notes, including principal, interest and costs associated with the acceleration, and any such acceleration could trigger a cross-default provision in other obligations, requiring the Company to pay immediately all of the aggregate outstanding principal and interest on other obligations. The loss of the assets that serve as security for the Company's outstanding obligations would materially and adversely affect its business and could require it to file for bankruptcy.

         On April 28, 2002, the Company completed a fifth short-term debt financing when the Company borrowed the aggregate principal amount of $200,000 pursuant to a 9% Unsecured Promissory Note (the "Unsecured Note"). In connection with the loan, the Company also issued to the lender a warrant (the "Warrant") to purchase 400,000 shares of the Company's common stock at an initial exercise price of $1.30 per share (the "Bridge Financing"). The Unsecured Note is an unsecured debt obligation of the Company and is due and payable on demand or on the date on which the Company completes its next debt or equity financing in which it raises in the aggregate, on a cumulative basis, in excess of $2,500,000 in gross proceeds. The holder of the Unsecured Note has the right to convert all or any portion of the principal amount of the Unsecured Note into the securities that the Company issues in its next financing. The Unsecured Note bears interest at a rate of 9% per annum. Interest accrues from March 28, 2002, through the date on which the Unsecured Note becomes due and payable. If the Unsecured Note is not paid when due, interest will accrue at the rate of 18% per annum thereafter.

         The Warrant issued in connection with the loan will first be exercisable beginning on August 26, 2002 and will be exercisable until August 26, 2007. The initial exercise price for the Warrant of $1.30 per share is subject to adjustment in certain limited events, including recapitalizations, reclassifications or split-ups of the Company's common stock and for issuances of securities at a price less than the then current exercise price. The Warrant has a cashless exercise provision.

         The Company is using the net proceeds from the Bridge Financing to provide short-term working capital.

         As a result of a merger transaction between the Company and B2BVideo Network Corp. and a financing transaction between the Company and an affiliate of Moneyline Telerate Holdings of approximately $19.6 million on May 17, 2002, certain information in this section may be substantially changed. Updated information will be contained in a report on Form 8-K, to be filed not later than June 3, 2002.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Effective on June 26, 2001, the Board of Directors of Video Network Communications, Inc. (the "Company") dismissed its current independent public accountants, PricewaterhouseCoopers LLP ("PwC"), as the Company's certifying accountant. The decision to dismiss PwC was made by the Board of Directors upon the recommendation of the Company's management. The reports of PwC on the financial statements of the Company for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the reports on the financial statements as of and for the years ended December 31, 2000 and 1999 each included an explanatory paragraph expressing substantial doubt regarding the Company's ability to continue as a going concern.

In connection with its audits for the two most recent fiscal years and through June 26, 2001, there have been no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or other auditing scope or procedure, which disagreements if not resolved to the satisfaction of PwC would have caused them to make reference thereto in their report on the financial statements for such years, except as described in the following paragraph: The Company's management initially determined to record in fourth quarter 2000 revenues, the revenue from an education-related order pursuant to which inventory was shipped in the fourth quarter of 2000 but delivered in the first quarter of 2001. The original documentation of the Company and its customer were inconsistent as to when title to the inventory passed to the customer. When this inconsistency was identified by the Company's auditors during the audit process, in an effort to resolve this inconsistency the Company subsequently obtained additional documentation from its customer confirming that the customer's purchase order was incorrect and indicating that the Company's documentation accurately reflected the parties' agreement. However, PwC indicated that, in their view, this subsequent documentation was not sufficiently persuasive for purposes of recognizing revenue on any basis other than that indicated by the customer's purchase order, while the Company felt it was appropriate to consider the later documentation. In order to clarify this issue, the Company requested the view of the Securities and Exchange Commission ("SEC") staff as to whether the independent accountants could consider the information obtained after December 31, 2000, to confirm the existence and terms of the agreement with the customer at December 31, 2000. In accordance with the comments of the staff of the SEC and the professional judgement of PwC, the Company did not recognize the revenues from this contract in the fourth quarter of 2000. The matter was discussed with the Company's Audit Committee and was resolved to the satisfaction of both PwC and the Company. The Company has authorized PwC to respond fully to the successor auditor regarding this disagreement.

Effective on June 26, 2001, the Company engaged Ernst & Young LLP as its independent auditors to audit the Company's financial statements, which engagement was approved by the Company's Board of Directors upon recommendation of the Company's management.

The Company has not consulted with Ernst & Young LLP during its two most recent fiscal years nor during any subsequent interim period prior to its engagement, regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the financial statements of the Company or any matter that was either the subject of a disagreement, within the meaning of Item 304(a)(1)(iv) or Regulation S-K, or any reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

    The information required by this Item 9 is incorporated in this report by reference from our definitive proxy statement for our 2002 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than May 30, 2002. You will find our response to this Item 9 in the sections entitled "Directors and Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Election of Directors."

         As a result of a merger transaction between the Company and B2BVideo Network Corp. and a financing transaction between the Company and an affiliate of Moneyline Telerate Holdings of approximately $19.6 million on May 17, 2002, certain information in this section may be substantially changed. Updated information will be contained in a report on Form 8-K, to be filed not later than June 3, 2002.

Item 10.  Executive Compensation

                           Summary Compensation Table

     The following table lists the cash remuneration we paid or accrued during 2001, 2000 and 1999 to our President and Chief Executive Officer and to each of our other most highly compensated executive officers for 2001 whose salary and bonus exceeded $100,000 (the "Named Executive Officers"). We did not have any pension or long-term incentive plan and did not grant any restricted stock awards, bonus stock awards or stock appreciation rights to any of the executive officers named in this table during 2001.


                                                          Summary Compensation Table
                                                                                                 Long Term Compensation
                                                                                                 ----------------------
                                                                                               Awards              Payouts
                                                                                               ------              -------
                                                                 Annual Compensation         Securities            All Other
                                                                 -------------------         ----------           ---------
              Name and Principal Position                  Year     Salary       Bonus    Underlying Options     Compensation
              ---------------------------                  ----     ------       -----    ------------------------------------

Carl Muscari (1).......................................   2001     $186,329       $-0-            -0-                  $-0-
   Chairman, President &                                  2000     $187,801       $-0-         75,000                  $-0-
   Chief Executive Officer                                1999    $  44,647       $-0-        387,500                  $-0-

Roger A. Booker........................................   2001     $145,777       $-0-            -0-                  $-0-
   Senior Vice President                                  2000     $147,656       $-0-         35,000                  $-0-
   Business Development                                   1999     $130,600       $-0-        171,428                  $-0-

Robert H. Emery........................................   2001     $152,026    $20,000            -0-                  $-0-
   Chief Financial Officer and                            2000     $152,026       $-0-         35,000
   Vice President, Administration                         1999     $120,057       $-0-        175,000                  $-0-

Stephen A. LaMarche (2)   .............................   2001     $154,690       $-0-            -0-                  $-0-
   Vice President Sales and Marketing                     2000     $150,574       $-0-        195,000                  $-0-

----------
(1) Mr. Muscari joined the Company as President and Chief Operating Officer in September 1999.
(2) Mr. LaMarche joined the Company as Vice President of Engineering on January 3, 2000.

Stock Option Grants In 2001

         No stock options were granted to the Named Executive Officers in 2001. As of the date of this Form 10-KSB, we have not granted any stock appreciation rights to any Named Executive Officer.

                         Stock Option Exercises In 2001

     None of our Named Executive Officers exercised any options in 2001. The following table sets forth the number of shares of common stock underlying unexercised options held by the Named Executive Officers at December 31, 2001 and the aggregate dollar value of in-the-money unexercised options held at December 31, 2001.


         Aggregated Option Exercises In 2001 And Year-End Option Values

                                                                  Number of
                                                             Securities Underlying        Value of Unexercised
                                                           Unexercised Options At       In-The-Money Options/SARs
                                                               December 31, 2001          At December 31, 2001
                                   Name                   Exercisable/Unexercisable   Exercisable/Unexercisable(1)
                                                          -------------------------   ----------------------------

Carl Muscari............................................       258,333 / 204,167                 $0 / $0
Roger A. Booker.........................................        136,640 / 86,429                 $0 / $0
Robert H. Emery.........................................        144,617 / 88,096                 $0 / $0
Stephen A. LaMarche.....................................         98,166 / 96,834                 $0 / $0

-----------
(1) The dollar value of in-the-money, unexercised options at December 31, 2001 was calculated by determining the difference between the fair market value of the common stock underlying the options and the exercise price per share of the options at December 31, 2001.

Executive Employment Contracts

         As of September 9, 1999, we entered into an Employment Agreement with Mr. Muscari under which he agreed to serve as our President and Chief Operating Officer for a term of four years. Under the terms of Mr. Muscari's Employment Agreement, we agree to pay him an annual minimum base salary of $188,000 per year, subject to upward adjustment in our Board's discretion. Mr. Muscari is also entitled to receive, as incentive compensation, a bonus equal to thirty percent (30%) of his base salary if we achieve profitability for two consecutive quarters, as reflected in our quarterly or annual reports filed with the Securities and Exchange Commission. Following the date on which we achieve profitability for two consecutive quarters, we are obligated to reach an agreement with Mr. Muscari within 135 days on future annual cash incentive plans which will offer Mr. Muscari equal or greater incentive compensation payments. Mr. Muscari is also entitled to three weeks of vacation, expense reimbursement and to participate in our other benefit and incentive plans for our employees. We have the right to terminate Mr. Muscari for "cause" at any time during the term of the Employment Agreement. For purposes of the agreement, "cause" means the conviction of a felony or crime involving dishonesty or misfeasance that interferes with our business; any conduct that substantially interferes with or damages our business, standing or reputation; a material breach by Mr. Muscari of the Employment Agreement; or a determination by our Board that Mr. Muscari has engaged in illegal conduct. If we terminate Mr. Muscari for any reason other than "cause," we are obligated to pay him one year's annual base salary as severance, plus any bonuses to which he is entitled, payable in a lump sum, to provide him with medical and other benefits for six months, and to give him six months in which to exercise any of his vested stock options. We also are obligated to provide Mr. Muscari with those benefits if he is terminated after a change in control of our company, as that term is defined in his employment agreement. We also agree to indemnify Mr. Muscari against certain liabilities and expenses that he may incur while serving as an officer or director of our company.

         As a result of a merger transaction between the Company and B2BVideo Network Corp. and a financing transaction between the Company and an affiliate of Moneyline Telerate Holdings of approximately $19.6 million on May 17, 2002, certain information in this section may be substantially changed. Updated information will be contained in a report on Form 8-K, to be filed not later than June 3, 2002.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

             SECURITY OWNERSHIP OF OUR DIRECTORS, EXECUTIVE OFFICERS
                           AND PRINCIPAL STOCKHOLDERS

         The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 6, 2001, by (i) all persons known by us to beneficially own 5% or more of the outstanding shares of common stock, (ii) each current director, (iii) each of our executive officers, and (iv) all of our current directors and executive officers, as a group. Unless otherwise noted, each stockholder named has sole voting and investment power with respect to such shares, subject to community property laws where applicable.

         As a result of a merger transaction between the Company and B2BVideo Network Corp. and a financing transaction between the Company and an affiliate of Moneyline Telerate Holdings of approximately $19.6 million on May 17, 2002, certain information in this section will be substantially changed. Updated information will be contained in a report on Form 8-K, to be filed not later than June 3, 2002.


                                                          Amount and
                                                           Nature of
Name of Beneficial Owner                             Beneficial Ownership    Percent (1)
------------------------                             --------------------    -----------
5% or Greater Stockholders
  Robert Gladstone (2).............................        644,166               5.7%
  Roger Gladstone (3)                                      560,833                5.0
  David Nussbaum (4)...............................      2,344,639               18.8
  The Rubenstein Group (5) (6).....................        850,500                7.7
Directors and Executive Officers
  Roger A. Booker (7)..............................        138,037                1.3
  James F. Bunker (8)..............................        234,843                2.2
  Eugene R. Cacciamani (9).........................         65,164                  *
  Ronald K. Dobes (10)                                           0                  *
  Robert H. Emery (11).............................        153,746                1.4
  Richard S. Friedland (12)........................         40,000                  *
  Martin Grant (13)................................          5,000                  *
  Stephen A. LaMarche (14).........................         98,166                  *
  Quentin R. Lawson (15)...........................         10,000                  *
  Carl Muscari (16)................................        258,333                2.4
  Steven A. Rogers (17)............................        172,842                1.6
  All directors and executive officers as
   a group (11 persons) (18).......................      1,176,131               10.1%

----------
*  Less than one percent

(1) Applicable percentage of ownership as of December 6, 2001 is based on 10,667,970 shares of common stock outstanding. Beneficial ownership is determined in accordance with rules of the SEC. For each beneficial owner, shares of common stock subject to options or warrants exercisable within 60 days of December 6, 2001 are deemed outstanding.

(2) Consists of the following securities: (i) 75,000 shares of common stock that may be acquired by Mr. Robert Gladstone upon the exercise of an outstanding option issued in connection with our June 1999 public offering, (ii) 50,000 shares of common stock that may be acquired by Mr. Robert Gladstone upon the exercise of a warrant underlying the outstanding option issued in connection with the June 1999 public offering, (iii) 16,667 shares of common stock issuable upon exercise of the Warrants purchased by Mr. Robert Gladstone in the August 2000 Private Placement, (iv) 2,499 shares of common stock issuable upon exercise of the Extra Warrants issued to Mr. Robert Gladstone, (v) 300,000 shares of common stock that may be acquired by GKN Securities Corp. upon the exercise of an outstanding option issued in connection with the June 1999 public offering and (vi) 200,000 shares of common stock that may be acquired by GKN Securities Corp. upon exercise of a warrant underlying the outstanding option issued in connection with the June 1999 public offering. Mr. Robert Gladstone is the President and Chief Executive Officer of GKN Securities Corp. and a minority stockholder of Firebrand Financial Group, Inc., the parent company of GKN Securities Corp. As a result of such positions, Mr. Robert Gladstone may exercise voting or investment control over such securities and may be deemed to be the beneficial owner of the securities held by GKN Securities Corp. The address of Mr. Robert Gladstone is c/o EarlyBirdCapital, Inc., One State Street Plaza, 24th Floor, New York, New York 10004.

(3) Consists of the following securities: (i) 15,000 shares of common stock that may be acquired by Mr. Roger Gladstone upon the exercise of an outstanding option issued in connection with our June 1999 public offering, (ii) 10,000 shares of common stock that may be acquired by Mr. Roger Gladstone upon the exercise of a warrant underlying the outstanding option issued in connection with the June 1999 public offering, (iii) 16,667 shares of common stock purchased by Mr. Roger Gladstone in the August 2000 Private Placement, (iv) 16,667 shares of common stock issuable upon exercise of the Warrants purchased by Mr. Roger Gladstone in the August 2000 Private Placement, (v) 2,499 shares of common stock issuable upon exercise of the Extra Warrants issued to Mr. Roger Gladstone, (vi) 300,000 shares of common stock that may be acquired by GKN Securities Corp. upon the exercise of an outstanding option issued in connection with the June 1999 public offering and (vii) 200,000 shares of common stock that may be acquired by GKN Securities Corp. upon the exercise of a warrant underlying the outstanding option issued in connection with the June 1999 public offering. Mr. Roger Gladstone is a director of GKN Securities Corp. and a minority stockholder and director of Firebrand Financial Group, Inc., the parent company of GKN Securities Corp. As a result of such positions, Mr. Roger Gladstone may exercise voting or investment control over such securities and may be deemed to be the beneficial owner of the securities held by GKN Securities Corp. The address of Mr. Roger Gladstone is c/o Shochet Securities, Mizner Park, 433 Plaza Real, Boca Raton, Florida 33432.

(4) Consists of the following securities: (i) 75,000 shares of common stock that may be acquired by Mr. Nussbaum upon the exercise of an outstanding option issued in connection with our June 1999 public offering, (ii) 50,000 shares of common stock that may be acquired by Mr. Nussbaum upon the exercise of a warrant underlying the outstanding option issued in connection with the June 1999 public offering, (iii) 16,667 shares of common stock purchased by Mr. Nussbaum in the August 2000 Private Placement, (iv) 16,667 shares of common stock issuable upon exercise of the Warrants purchased by Mr. Nussbaum in the August 2000 Private Placement, (v) 2,499 shares of common stock issuable upon exercise of the Extra Warrants issued to Mr. Nussbaum, (vi) 519,166 shares of common stock purchased by Dalewood Associates L.P. in the August 2000 Private Placement, (vii) 519,166 shares of common stock issuable to Dalewood Associates L.P. upon exercise of the Warrants purchased by Dalewood Associates L.P. in the August 2000 Private Placement, (viii) 77,874 shares of common stock issuable to Dalewood Associates L.P. upon exercise of the Extra Warrants issued to Dalewood Associates L.P., (ix) 264,000 shares of common stock issuable to EBC (or its designee) upon exercise of the Purchase Option, (x) 264,000 shares of common stock issuable to EBC (or its designee) upon exercise of the Warrants underlying the Purchase Option, (xi) 39,600 shares of common stock issuable to EBC (or its designee) upon exercise of the Extra Warrants issued to EBC, (xii) 300,000 shares of common stock that may be acquired by GKN Securities Corp. upon exercise of an outstanding option issued to GKN Securities Corp. in connection with our June 1999 public offering and (xiii) 200,000 shares of common stock that may be acquired by GKN Securities Corp. upon exercise of a warrant underlying the outstanding option issued to GKN Securities Corp. in connection with the June 1999 public offering. Mr. Nussbaum is an officer and director of Dalewood Associates, Inc., the manager of Dalewood Associates L.P. As a result of such positions, Mr. Nussbaum may be deemed to be the beneficial owner of the securities held by Dalewood Associates L.P. Mr. Nussbaum is also a director and a minority stockholder of Firebrand Financial Group, Inc., which is the majority stockholder of the parent company of EBC, and he is the Chief Executive Officer of EBC. As a result of such positions, Mr. Nussbaum may be deemed to be the beneficial owner of the securities held by EBC. Mr. Nussbaum disclaims beneficial ownership of the securities held by Dalewood Associates L.P. and EBC because he does not exercise voting or investment power over the securities. Mr. Nussbaum is also a director and a minority stockholder of Firebrand Financial Group, Inc., the parent company of GKN Securities Corp. As a result of such positions, Mr. Nussbaum may exercise voting or investment control over such securities and may be deemed to be the beneficial owner of the securities held by GKN Securities Corp. The address of Mr. Nussbaum is c/o EarlyBirdCapital, Inc., One State Street Plaza, 24th Floor, New York, New York 10004.

(5) The address of Mr. Barry Rubenstein and Mrs. Marilyn Rubenstein is 68 Wheatley Road, Brookville, New York 11545.

(6) Consists of the following securities: (i) 150,000 shares of common stock owned by Wheatley, 80 Cuttermill Road, Great Neck, New York 11021, with respect to which Mr. Barry Rubenstein has shared voting and dispositive power; (ii) 100,000 shares of common stock owned by Seneca, 68 Wheatley Road, Brookville, New York 11545, and warrants to purchase an additional 115,000 shares of common stock held by Seneca which are currently exercisable or exercisable within 60 days of the date of this prospectus, with respect to which Mr. Barry Rubenstein has shared voting and investment power; (iii) 145,000 shares of common stock owned by Woodland Fund, 68 Wheatley Road, Brookville, New York, 11545, and warrants to purchase an additional 230,000 shares of common stock held by Woodland Fund which are currently exercisable or exercisable within 60 days of the date of this prospectus, with respect to which Mr. Barry Rubenstein has shared voting and investment power; (iv) 53,000 shares of common stock owned by Woodland Partners, 68 Wheatley Road, Brookville, New York 11545, with respect to which Mr. Barry Rubenstein has shared voting and investment power; and (v) Warrants to purchase an additional 57,500 shares of common stock held by Woodland Fund which are currently exercisable or exercisable within 60 days of the date of this prospectus, with respect to which Mr. Barry Rubenstein has shared voting and investment power. Woodland Services Corp. is a general partner of Seneca and Woodland Fund. Mr. Barry Rubenstein is a general partner of Wheatley, Seneca, Woodland Fund and Woodland Partners, an officer and director of Woodland Services Corp. and a Trustee of the Rubenstein Foundation. Mrs. Marilyn Rubenstein is a general partner of Woodland Partners, a Trustee of the Rubenstein Foundation and an officer of Woodland Services Corp., and is the wife of Mr. Barry Rubenstein. Each of Mr. Barry Rubenstein and Mrs. Marilyn Rubenstein disclaim ownership of these securities except to the extent of his or her equity interest therein. Applewood Capital Corp., Irwin Lieber and Barry Fingerhut are also general partners of Wheatley, and Messrs. Irwin Lieber and Barry Fingerhut are also officers and directors of Applewood Capital Corp., and as such, may be deemed to exercise voting and investment power over the securities owned by Wheatley. Seth Lieber and Jonathan Lieber are also general partners of Wheatley and officers of Applewood Capital Corp., and as such, may be deemed to exercise voting and investment power over these securities owned by Wheatley. Applewood Capital Corp., Irwin Lieber, Barry Fingerhut, Seth Lieber and Jonathan Lieber disclaim beneficial ownership of the equity securities owned by Wheatley except to the extent of his or its equity interest therein. Brian Rubenstein and Rebecca Rubenstein are also Trustees of the Rubenstein Foundation and, as such, may be deemed to exercise beneficial ownership of these securities owned by the foundation. Brian Rubenstein is the son and Rebecca Rubenstein is the daughter of Barry and Marilyn Rubenstein. Each disclaims beneficial ownership of the equity securities owned by the Rubenstein Foundation except to the extent of his or her equity interest therein.

(7) The address of Mr. Booker is c/o Video Network Communications, Inc., 50 International Drive, Portsmouth, New Hampshire 03801. Includes 136,640 shares of common stock issuable upon exercise of options.

(8) The address of Mr. Bunker is c/o Video Network Communications, Inc., 50 International Drive, Portsmouth, New Hampshire 03801. Includes 224,285 shares of common stock that may be acquired upon exercise of outstanding options.

(9) The address of Dr. Cacciamani is c/o Video Network Communications, Inc., 50 International Drive, Portsmouth, New Hampshire 03801. Includes 60,941 shares of common stock issuable upon exercise of options.

(10) The address of Mr. Dobes is c/o Video Network Communications, Inc., 50 International Drive, Portsmouth, New Hampshire 03801.

(11) The address of Mr. Emery is c/o Video Network Communications, Inc., 50 International Drive, Portsmouth, New Hampshire 03801. Includes 144,617 shares of common stock issuable upon exercise of options.

(12) The address of Mr. Friedland is c/o Video Network Communications, Inc., 50 International Drive, Portsmouth, New Hampshire 03801. Consists of 40,000 shares of common stock issuable upon exercise of options.

(13) The address of Mr. Grant is 535 East 86th Street, Apt. 11A, New York, New York 10028. Consists of 5,000 shares of common stock issuable upon exercise of options.

(14) The address of Mr. LaMarche is c/o Video Network Communications, Inc., 50 International Drive, Portsmouth, New Hampshire 03801. Consists of 98,166 shares of common stock issuable upon exercise of options.

(15) The address of Mr. Lawson is c/o Video Network Communications, Inc., 50 International Drive, Portsmouth, New Hampshire 03801. Consists of 10,000 shares of common stock issuable upon exercise of options.

(16) The address of Mr. Muscari is c/o Video Network Communications, Inc., 50 International Drive, Portsmouth, New Hampshire 03801. Consists of 258,333 shares of common stock issuable upon exercise of options.

(17) The address of Mr. Rogers is c/o Video Network Communications, Inc., 50 International Drive, Portsmouth, New Hampshire 03801. All of the shares of common stock owned by Mr. Rogers are pledged to Merrill Lynch Credit Corporation to secure certain obligations. Includes 40,000 shares of common stock issuable upon exercise of options.

(18) Includes 1,017,982 shares of common stock issuable to executive officers and directors upon exercise of options.

Item 12.  Certain Relationships and Related Transactions

         The following is a description of material transactions between us and our officers, directors and 5% or greater stockholders during 1999, 2000 and 2001.

Transactions with Our Directors and Executive Officers

       We had an Employment and Consulting Agreement with Mr. Bunker dated July 13, 1998, which was amended in July 1999, pursuant to which he served as one of our executive officers. Pursuant to the terms of that agreement, as modified, we paid Mr. Bunker salary of $196,156 in 1999 for serving as our President and Chief Executive Officer. In 1999, we also granted Mr. Bunker options to purchase 200,000 shares of our common stock pursuant to the terms of his modified employment agreement. Mr. Bunker served as our Chief Executive Officer until December 29, 1999, and served as the Chairman of our Board of Directors until January 2001. Mr. Bunker did not receive any compensation as an executive officer in 2000, but did receive compensation for serving as one of our non-employee directors in accordance with our director compensation policy. The Employment and Consulting Agreement has terminated, since Mr. Bunker no longer serves as one of our executive officers. Mr. Bunker continues to serve as one of our non-employee directors. We also have a Confidentiality, Inventions and Non-competition Agreement with Mr. Bunker.

         In 1999, we reached an agreement with Mr. Steven A. Rogers regarding his departure as an executive officer of the Company and the termination of his employment agreement with the Company. We paid Mr. Rogers $121,485 in salary in 1999, for serving as an executive officer of the Company. In addition, in 1999, we paid Mr. Rogers an additional $65,955 in other compensation as part of his severance arrangement with the Company. In 2000, we paid Mr. Rogers an additional $63,553 in other compensation, representing the balance of his severance arrangement with the Company.

         On December 31, 1999, the Company entered into an agreement with b2bVideo Network, Inc. (formerly b2bvideo.com, Corp.), a high technology startup company that intends to provide aggregated business video content to the business market. The agreement was to become effective that day after the closing of b2bVideo Network's proposed private placement of Series A Preferred Stock in the first quarter of 2000. The agreement provides that VNCI receive an equity position in b2bVideo Network in exchange for favorable purchase terms and conditions regarding technical support and equipment provided to b2bVideo Network. B2bVideo Network's private placement closed on March 14, 2000. The Company received one million shares of common stock, equivalent to an ownership percentage of approximately fourteen and one half percent (14.5%) on a fully diluted basis on the closing date assuming conversion of all Series A Preferred Stock. Mr. James F. Bunker, a director of the Company and b2bVideo Network, participated in the private placement purchasing less than one percent of the total offering. Ms. Cheryl Snyder, CEO of b2bVideo Network, is a former director of the Company. As described below, the Company sold some of its b2bVideo Network equity investment on December 14, 2000 to a venture fund that is directed and controlled by EBC, the placement agent of this offering.

Related Party Loans

         The following is a description of loan transactions of $60,000 or more between Video Network Communications and its directors, executive officers and 5% or greater stockholders (or members of their families) since January 1, 1999.

         On January 8, 1999, a limited partnership controlled by Mr. Bunker made a loan to us to permit us to continue operations. The principal amount of the loan made by Mr. Bunker was $100,000. The principal amount of the loan was converted into units in our February 1999 private placement of units consisting of promissory notes and shares of common stock. The purchase of securities made by Mr. Bunker in the February 1999 private placement was made on the same terms and conditions as unaffiliated third parties purchasing units in the offering, except that Mr. Bunker received 714 shares of common stock and unaffiliated investors investing a comparable amount of money received 1,142 shares of common stock. We used a portion of the net proceeds from our June 1999 public offering of units to repay in full the notes issued in the February 1999 private placement, including the note held by Mr. Bunker.

         Mr. Bunker voluntarily deferred the payment of his salary from November 9, 1998, through the date on which our June 1999 public offering of units closed. Mr. Bunker's deferred salary has been repaid in full.

         In February 1999, we completed a private placement of 28.5 units of unsecured promissory notes with a principal amount of $2,850,000 and 32,140 shares of common stock, from which we received net proceeds of approximately $2,396,000. The notes accrued interest at 10% per year. The principal and accrued interest on the notes were payable at the earlier of (i) February 2000,
(ii) the closing date of the Company's then proposed public offering, or (iii) one of several specified events. Two principal officers of the Company, Mr. Bunker and Mr. Emery, invested $100,000 and $25,000 in units, respectively, and were issued unsecured promissory notes for $100,000 and $25,000 principal amount, respectively, and shares of our common stock. These notes were paid in full at the closing of our public offering of units in June 1999.

Equity Issuances

Issuance Of 5% Convertible Debentures Due 2003

         In July 1998, we issued $3,125,000 aggregate principal amount of convertible debentures. $2,500,000 aggregate original principal amount of convertible debentures were purchased by certain institutional investors (the "Institutional Investors") and $625,000 aggregate original principal amount of convertible debentures were purchased by certain persons who were then serving as directors and executive officers of, and outside consultants to, the Company. Dr. Cacciamani, and Messrs. Bunker, Booker and Emery purchased convertible debentures in the offering. Following the issuance of the convertible debentures, the following executive officers and directors held beneficially the principal amount of debentures indicated: Mr. Bunker - $25,000; Mr. Booker - $5,000; Mr. Emery - $25,000; and Dr. Cacciamani - $10,000. The offering, issuance and sale of the convertible debentures to certain directors and executive officers was a condition precedent to the consummation of the financing with the Institutional Investors.

         It was a condition precedent to the consummation of the February 1999 private placement that we enter into an agreement with the holders of the convertible debentures, including the directors and executive officers indicated above, amending certain terms of those securities. In the letter agreements, each of the holders of the convertible debentures agreed that: (i) it would not exercise its right to convert the convertible debentures to common stock until the date on which a public or private equity financing with gross proceeds to us of not less than $8 million (a "qualified financing") is completed; (ii) upon the closing of a qualified financing, the principal amount of and accrued and unpaid interest on the convertible debentures will automatically convert into the securities issued in the qualified financing at a conversion price equal to the lesser of (A) $12.50 per share, or (B) 75% of the price at which the securities are sold in the qualified financing and that the anti-dilution provisions of the convertible debentures would be inapplicable to the conversion; and (iii) it waived any default by us with respect to our obligation to register or maintain the effectiveness of a registration statement for the shares of common stock issuable upon conversion of the convertible debentures. The holders of the convertible debentures also agreed to hold the shares of common stock issued upon conversion of the convertible debentures for at least 12 months following the effective date of our registration statement that relates to the qualified financing. We agreed to include the shares of common stock issuable upon conversion of the convertible debentures in the registration statement filed with the SEC relating to the qualified financing. The convertible debentures automatically converted to common stock in June 1999 immediately following the closing of our public offering of units at a conversion price of $18.75 per share of common stock.

February 1999 Private Placement Of Units

         In February 1999, we completed a private placement of 28.5 units of unsecured promissory notes with a principal amount of $2,850,000 and 32,140 shares of common stock, from which we received net proceeds of approximately $2,396,000. The notes accrued interest at 10% per year. Two then executive officers of the Company, Mr. Bunker and Mr. Emery, invested $100,000 and $25,000 in units, respectively, and were issued unsecured promissory notes for $100,000 and $25,000 principal amount, respectively, and 714 and 285 shares of our common stock. The notes were repaid in full at the closing of our public offering of units in June 1999.

August 2000 Private Placement

         We completed the August 2000 Private Placement through EBC as our exclusive placement agent. As described more fully below, Messrs. David Nussbaum, Robert Gladstone and Roger Gladstone are both affiliates of EBC and 5% or greater stockholders of the Company. Mr. Nussbaum is also an officer and director of Dalewood Associates, Inc., which is the manager of Dalewood Associates, L.P., one of the investors in the August 2000 Private Placement. In addition, Mr. Barry Rubenstein, who is also one of our 5% or greater stockholders, purchased securities in the August 2000 Private Placement through certain affiliated entities that he controls.

Certain Transactions with 5% or Greater Stockholders

The following is a description of certain transactions between us and our 5% or greater stockholders (or members of their families) in 1999, 2000 and 2001.

Relationship with EarlyBirdCapital, Inc.

         EarlyBirdCapital (formerly known as Southeast Research Partners), acted as placement agent in the August 2000 Private Placement, for which it received an 8% commission and a 2% non-accountable expense allowance. In connection with the August 2000 Private Placement, we also issued to EBC the Purchase Option, which permits the holder to purchase 52,800 shares of common stock and Warrants to purchase 52,800 shares of common stock. Two-tenths of a share of common stock and one Warrant is issuable together as a unit, although no separate unit certificates will be issued. Each unit can be purchased at a price of $10.625 per unit. We also granted to EBC a 30-day right of first refusal to underwrite or place future offerings for which we engage the services of an investment banker exercisable until August 2003. In addition, we have agreed until August 2003 to either appoint to our Board a person designated by EBC or to permit EBC to send a representative to observe each meeting of the Board. No person has been designated by EBC for appointment to our Board. We will also pay "source fees" to EBC, until August 2002, if EBC introduces potential investors to us and those investors make subsequent investments in us.

         EBC also acted as an underwriter and the representative of our June 1999 public offering of 2,300,000 units, for which it received underwriting discounts and commissions of approximately $1,380,000. We also paid EBC a non-accountable expense allowance of $517,500. In addition, in connection with the June 1999 public offering, we sold to certain affiliates of EBC, for an aggregate of $100, purchase options to purchase 200,000 units (each unit consisted of six tents of one share shares of our common stock and two Public Warrants), comprised of 120,000 shares of common stock and 400,000 redeemable common stock purchase warrants, with an initial exercise price of $12.375 per unit. Those purchase options are exercisable during a period that began on June 15, 2000 and ends on June 15, 2004. The warrants issuable upon exercise of these purchase options are the same as our Public Warrants, except that the initial exercise price of the Public Warrants included in the purchase options is $33.00 per share of common stock. In addition, under the terms of the underwriting agreement entered into in connection with the June 1999 public offering, we agreed to use our best efforts to appoint or elect a designee of EBC as a member of our Board for a period of three years beginning June 15, 1999. Our Board nominated Ms. Cheryl Snyder as a nominee for election to our Board, and at our Annual Meeting of Stockholders held in 1999, she was elected as a director to serve for a term expiring in 2002. Ms. Snyder served in that capacity until September 2000.

         In connection with the June 1999 public offering, we also engaged EBC, on a non-exclusive basis, to act as our agent for the solicitation of the exercise of our Public Warrants. To the extent not inconsistent with the guidelines of the National Association of Securities Dealers, Inc., and the rules and regulations of the SEC, we have agreed to pay EBC for bona fide services rendered a commission of 5% of the exercise price of each Public Warrant exercised after one year from June 15, 1999. In addition to soliciting, either orally or in writing, the exercise of the Public Warrants, such services may also include disseminating information, either orally or in writing, to warrant holders about us or the market for our securities and assisting in the processing of the exercise of the Public Warrants. EBC agreed to forgo any solicitation fee with respect to the Warrants and the Extra Warrants registered pursuant to the registration statement filed by VNCI relating to the securities issued in connection with the August 2000 Private Placement.

         EBC also acted as one of the placement agents for our February 1999 private placement of securities, for which it received aggregate commissions of $228,000 and a non-accountable expense allowance of $85,500.

         On December 14, 2000, the Company sold 250,000 shares of its B2BVideo Network equity investment to Dalewood 2 for $2.00 per share or $500,000. Dalewood 2 is a venture fund that is directed and controlled by EBC.

         Mr. David Nussbaum, one of our 5% or greater stockholders, is an officer and director of EBC. Mr. Nussbaum, together with Mr. Robert Gladstone and Mr. Roger Gladstone, who are also 5% or greater stockholders of the Company, are each minority stockholders of Firebrand Financial Group, Inc. (formerly Research Partners International, Inc.) ("Firebrand"), which is the majority stockholder of the parent company of EBC. Mr. Nussbaum and Mr. Roger Gladstone are also directors of Firebrand.

Bridge Notes & Warrants

         In September 2001, Dalewood Associates, L.P., an affiliate of EBC, loaned the Company $250,000, part of the Company's First Bridge Secured Notes on which the outstanding principal, and interest at the rate of 9% per annum, are due and payable on the earlier of February 15, 2002, or the date on which a financing closes. The First Bridge Secured Notes are secured by substantially all of our intellectual property, including our United States patents and trademarks. In conjunction with this loan, the Company issued warrants to purchase 150,000 shares of common stock at an exercise price of $2.00 per share

         In October 2001, K.B.C.I. Nominees Limited., an affiliate of EBC, loaned the Company $200,000, part of the Company's First Bridge Secured Notes on which the outstanding principal, and interest at the rate of 9% per annum, are due and payable on the earlier of February 15, 2002, or the date on which a financing closes. The First Bridge Secured Notes are secured by substantially all of our intellectual property, including our United States patents and trademarks. In conjunction with this loan, the Company issued warrants to purchase 120,000 shares of common stock at an exercise price of $2.00 per share

         In November 2001, K.B.C.I. Nominees Limited., an affiliate of EBC, loaned the Company $250,000, and Dalewood Associates, an affiliate of EBC, loaned the Company $250,000, all as part of the Company's Second Bridge Unsecured Notes on which the outstanding principal, and interest at the rate of 9% per annum, are due and payable on the earlier of February 19, 2002, or the date on which a financing closes. In conjunction with these loans, the Company issued warrants to purchase 200,000 shares of common stock at an exercise price of $2.75 per share

Relationship With Barry Rubenstein and Affiliates

         Mr. Barry Rubenstein has previously purchased equity securities in our company in our public offering completed in June 1999 and in the August 2000 Private Placement through certain affiliated entities that he controls. Mr. Rubenstein purchased such securities on the same terms and conditions as all other persons who invested in our company in such offering.

         In September 2001, Seneca Ventures, Woodland Partners and Woodland Venture Fund, affiliates of Mr. Rubenstein, loaned the Company an aggregate of $250,000, part of the Company's First Bridge Secured Notes on which the outstanding principal, and interest at the rate of 9% per annum, are due and payable on the earlier of February 15, 2002, or the date on which a financing closes. The First Bridge Secured Notes are secured by substantially all of our intellectual property, including our United States patents and trademarks. In conjunction with this loan, the Company issued warrants to purchase 150,000 shares of common stock at an exercise price of $2.00 per share

         In November 2001, Woodland Venture Fund and Seneca Ventures, affiliates of Barry Rubenstein, loaned the Company an aggregate principal amount of $200,000, as part of the Company's Second Bridge Unsecured Notes on which the outstanding principal, and interest at the rate of 9% per annum, are due and payable on the earlier of February 19, 2002, or the date on which a financing closes. In conjunction with these loans, the Company issued warrants to purchase 80,000 shares of common stock at an exercise price of $2.75 per share

         We believe that all of the above transactions were made on terms no less favorable to us than could have been obtained from unaffiliated third parties and all of the transactions since our initial public offering were approved by at least a majority of our Board of Directors, including a majority of the disinterested members of the Board of Directors. All future transactions between us and any of our officers, directors and principal stockholders and their affiliates will be approved by at least a majority of the Board of Directors, including a majority of the disinterested members of the Board of Directors, and will be on terms no less favorable to us than could be obtained from unaffiliated third parties.

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

         21+      Subsidiaries of the Registrant.

         23.1     Consent of Ernst & Young LLP.

         23.2     Consent of PricewaterhouseCoopers LLP.

-----------
      *   Management contract or compensatory plan or arrangement.

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

Date: May 16, 2001
                                    VIDEO NETWORK COMMUNICATIONS, INC.
                                    (Registrant)

                                    By: /s/ CARL MUSCARI
                                        ----------------

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


         Signatures                                     Title                                           Date
         ----------                                     -----                                           ----

        /s/ CARL MUSCARI
------------------------------------------        Chairman, President                                May __, 2002
        Carl Muscari                              and Chief Execuitive Officer

        /s/ ROBERT H. EMERY
------------------------------------------        Chief Financial Officer
        Robert H. Emery                           Vice President Administration and Secretary        May __, 2002

        /s/ JAMES F. BUNKER
------------------------------------------        Director                                           May __, 2002
        James F. Bunker

        /s/ EUGENE R. CACCIAMANI
------------------------------------------        Director                                           May __, 2002
        Eugene R. Cacciamani

       /s/ RICHARD S. FRIEDLAND
------------------------------------------        Director                                           May __, 2002
       Richard S. Friedland

       /s/ RICHARD GRANT
-----------------------------------------         Director                                           May __, 2002
       Richard Grant

       /s/ QUENTIN R. LAWSON
-----------------------------------------         Director                                           May __, 2002
       Quentin R. Lawson

       /s/ STEVEN A. ROGERS
-----------------------------------------         Director                                           May __, 2002
       Steven A. Rogers