Form 10QSB
period 2002-03-31
VIDEO NETWORK COMMUNICATIONS INC
filed 2002-05-31
CIK 944310

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-QSB


(Mark One)

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

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

     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No_____ -

                    APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of May 30, 2002: 48,622,635 shares of common stock

Transitional Small Business Disclosure Format (check one):

Yes   _____                                                          No  __X__

                       PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                     VIDEO NETWORK COMMUNICATIONS, INC.


                               BALANCE SHEETS

           ASSETS

                                                     March 31,    December 31,
                                                       2002           2001
                                                  -------------   -------------
                                                   (Unaudited)
 Current assets:
 Cash and cash equivalents                         $    193,126    $    507,396
 Accounts receivable                                    101,875         604,921
 Inventories                                          1,044,193       1,194,749
 Other Current Assets                                    16,820          61,480
                                                   ------------    ------------
 Total current assets                                 1,356,014       2,368,546



 Property and equipment, net                            230,316         276,729
 Trademarks and patents, net                            279,313         285,435
 Other assets                                             8,309           8,309
                                                   ------------    ------------


                                                   $  1,873,952    $  2,939,019
                                                   ============    ============


           LIABILITIES AND STOCKHOLDERS'  DEFICIT

 Current liabilities:
 Accounts payable                                  $  2,350,021    $  2,335,933
 Deferred revenue                                        26,872          28,263
 Accrued liabilities                                  1,120,105       1,200,579
 Current portion of notes payable                     6,107,380       5,095,739
 Current portion of capital lease obligations            19,926          20,742
                                                   ------------    ------------

Total current liabilities                             9,624,304       8,681,256


Capital lease obligations, less current portion          23,227          29,003

Commitments

Stockholders' equity:
Preferred stock, par value $.01
       Authorized shares - 2,500,000                       --              --
       Issued and outstanding shares - 0
Common stock, par value $.01                             21,336          21,336
       Authorized shares - 90,000,000
       Issued and outstanding shares - 2,133,594
Additional paid-in capital                           62,436,674      61,879,866
Accumulated deficit                                 (70,231,589)    (67,672,442)
                                                   ------------    ------------

Total stockholders' deficit                          (7,773,579)     (5,771,240)
                                                   ------------    ------------

                                                   $  1,873,952    $  2,939,019
                                                   ============    ============

                     See Notes to Financial Statements.

                     VIDEO NETWORK COMMUNICATIONS, INC.


                          STATEMENTS OF OPERATIONS


                                (UNAUDITED)

                                                    For the three months ended
                                                            March 31,
                                                       2002           2001
                                                   -------------  -----------
  Revenues:
     Products                                      $   316,109    $ 2,084,788
     Services                                           51,337        568,800
                                                   -----------    -----------
                                                       367,446      2,653,588

  Cost of sales:
     Products                                          241,108      1,210,987
     Services                                           14,051         45,523
                                                   -----------    -----------
                                                       255,159      1,256,510

  Gross margin                                         112,287      1,397,078
                                                   -----------    -----------
  Operating expenses:
     Research and development                          560,889        704,019
     Selling, general and administrative             1,341,282      1,429,582
                                                   -----------    -----------
                   Total operating expenses          1,902,171      2,133,601
                                                   -----------    -----------

  Loss from operations                              (1,789,884)      (736,523)
  Interest  expense, net                               769,263         57,827
                                                   -----------    -----------

  Net loss                                         $(2,559,147)   $  (794,350)
                                                   ===========    ===========

  Net loss per common share -
   basic  and diluted                              $     (1.20)   $      (.37)
                                                   ===========    ===========

  Weighted average shares outstanding -
   basic and diluted                                 2,133,594      2,133,594
                                                   ===========    ===========


                     See Notes to Financial Statements.

                     VIDEO NETWORK COMMUNICATIONS, INC.


                          STATEMENTS OF CASH FLOWS

                                (UNAUDITED)

                                                                      Three months ended March 31,
                                                                           2002           2001
                                                                     ---------------  ------------
Cash flows from operating activities:
    Net loss                                                           $(2,559,147)   $  (794,350)
    Adjustments to reconcile net loss to net cash
             used in operating activities:
     Depreciation                                                           46,413         86,240
     Amortization                                                            6,122          5,468
     Interest expense related to issuance of warrants                        1,795         11,047
     Amortization of debt discount                                         646,043           --
     Non-cash compensation expense                                          85,000           --

     Changes in operating assets and liabilities:
         Accounts receivable                                               503,046        956,006
         Inventory                                                         150,556     (1,270,171)
         Other current assets                                               44,660        (30,584)
         Accounts payable                                                   14,088        (44,139)
         Deferred revenue                                                   (1,391)       708,228
         Accrued liabilities                                               (80,474)        19,809
                                                                       -----------    -----------


                 Net cash used in operating activities                  (1,143,289)      (352,446)
                                                                       -----------    -----------
Cash flows from investing activities:
    Increase in trademarks and patents                                        --           (1,729)
    Purchase of property and equipment                                        --          (27,475)
                                                                       -----------    -----------

                 Net cash used in investing activities
                                                                              --          (29,204)
                                                                       -----------    -----------

Cash flows from financing activities:
    Costs of issuing common stock                                             --          (56,584)
    Net proceeds from the issuance of notes payable                        849,000           --
    Repayments of notes payable                                            (13,389)       (48,641)
    Principal payments on capital leases                                    (6,592)        (3,355)
                                                                       -----------    -----------

                 Net cash provided by (used in) financing activities       829,019       (108,580)
                                                                       -----------    -----------

Net decrease  in cash and cash equivalents                                (314,270)      (490,230)

Cash and cash equivalents, at beginning of period                          507,396      1,660,051
                                                                       -----------    -----------


Cash and cash equivalents, at end of period                            $   193,126    $ 1,169,821
                                                                       ===========    ===========

Supplemental disclosure of non-cash investing and financing activities: See Note 6

          See Notes to Financial Statements.

                     VIDEO NETWORK COMMUNICATIONS, INC.


                 Notes To Financial Statements (Unaudited)

On May 17, 2002, we announced that we had entered into a Stock Purchase Agreement with an affiliate of Moneyline Telerate Holdings, which is majority owned by One Equity Partners, the private equity arm of Bank One Corporation, and an Agreement and Plan of Merger with B2BVideo Network Corp. In connection with the merger agreement, B2BVideo became a wholly owned subsidiary of the Company and B2B's shareholders were issued 3 million shares of the Company's common stock. Pursuant to the Stock Purchase Agreement, Moneyline purchased 25 million new shares of our common stock at $0.60 per share, for a total investment of approximately $15,000,000. In addition, Moneyline was issued warrants to purchase an additional 11.25 million shares of common stock at an exercise price of $0.60 per share, and was granted the right to appoint a majority of the directors of the Company's board of directors. Simultaneously, certain existing investors and new investors introduced to the Company by EarlyBirdCapital, a NY-based private equity investment bank, invested a total of $11.1 million, purchasing new shares of our common stock and converting certain outstanding loans to us and to B2BVideo into shares of our common stock at $0.60 per share. Moneyline beneficially owns approximately 61% of the Company's common stock. The Company, B2BVideo Network and Moneyline also entered into a Strategic Alliance Agreement and certain technology license agreements pursuant to which the Company and B2BVideo will license software and network processes and sell video equipment to Moneyline. Moneyline will be the exclusive distributor of our equipment to the financial services market. As a result of these developments, certain information in this Form 10-QSB may be substantially changed. Additional information regarding these events is contained in reports on Form 8-K, filed on May 17, 2002 and May 28, 2002. See Note 8, Subsequent Events.

1.       Basis of Presentation

The accompanying unaudited financial statements of Video Network Communications, Inc. (the "Company") as of March 31, 2002 and for the three months ended March 31, 2002 and 2001 have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such financial statements contain all adjustments consisting only of normal recurring entries, necessary to present fairly the financial position of the Company as of March 31, 2002 and the results of operations for the three months ended March 31, 2002 and 2001. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended and as of December 31, 2001 included in the Video Network Communications, Inc. Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the entire year.

The Company effected a one-for-five reverse stock split on February 5, 2002. The data presented in these financial statements has been adjusted to reflect the effects of that reverse stock split.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

To date, the Company has not generated substantial revenues from the sale of its products and services. The Company recognized $12,976,000 in revenues during the year 2001, and recognized $367,000 in revenues during the three months ended March 31, 2002. , Of the revenues earned in the first quarter of 2002, 73% were to B2BVideo Network Corp., a related party. Through the first quarter of 2002, the Company had suffered recurring losses from operations, and had recurring negative cash flow from operations. At March 31, 2002, the Company had an accumulated deficit of $70.2 million that, together with its recurring losses from operations and negative cash flow, raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has required substantial funding through debt and equity financings since its inception to complete its development plans and commence full-scale operations.

2.       Net Loss Per Share

The Company computes basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share". Net loss per common share is based on the weighted average number of common shares and dilutive common share equivalents outstanding during the periods presented. Basic loss per share is calculated by dividing net income by the weighted average shares outstanding. Diluted loss per share reflects the dilutive effect of stock options and warrants and are presented only if the effect is not anti-dilutive. As the Company incurred losses for all periods, there is no difference between basic and diluted earnings per share. Had options and warrants been included in the computation, shares for the diluted computation would have increased by 4,269,673 and 1,856,770 as of March 31, 2002 and 2001, respectively.

3.       Income taxes

The Company did not record a provision for income taxes for the three months ended March 31, 2002 and 2001 since the Company had a significant net operating loss carryforward available to it at March 31, 2002 and the Company had a net operating loss during the period ending March 31, 2001. The Company recorded a full valuation allowance against the net deferred tax asset generated primarily from its net operating loss carryforwards.

4.       Inventories

Inventories consisted of the following at:

                                                March 31,       December 31,
                                                  2002              2001
                                               -----------      ------------
                                               (Unaudited)

                Raw Materials                   $1,044,193       $1,194,749
                Finished Goods                        --               --
                                                ----------       ----------
                                                $1,044,193       $1,194,749
                                                ==========       ==========
5. Debt

On May 17, 2002, we announced that we had entered into a Stock Purchase Agreement with an affiliate of Moneyline Telerate Holdings, which is majority owned by One Equity Partners, the private equity arm of Bank One Corporation, and an Agreement and Plan of Merger with B2BVideo Network Corp. In connection with the merger agreement, B2BVideo became a wholly owned subsidiary of the Company and B2B's shareholders were issued 3 million shares of the Company's common stock. Pursuant to the Stock Purchase Agreement, Moneyline purchased 25 million new shares of our common stock at $0.60 per share, for a total investment of approximately $15,000,000. In addition, Moneyline was issued warrants to purchase an additional 11.25 million shares of common stock at an exercise price of $0.60 per share, and was granted the right to appoint a majority of the directors of the Company's board of directors. Simultaneously, certain existing investors and new investors introduced to the Company by EarlyBirdCapital, a NY-based private equity investment bank, invested a total of $11.1 million, purchasing new shares of our common stock and converting certain outstanding loans to us and to B2BVideo into shares of our common stock at $0.60 per share. Moneyline beneficially owns approximately 61% of the Company's common stock. The Company, B2BVideo Network and Moneyline also entered into a Strategic Alliance Agreement and certain technology license agreements pursuant to which the Company and B2BVideo will license software and network processes and sell video equipment to Moneyline. Moneyline will be the exclusive distributor of our equipment to the financial services market. As a result of these developments, certain information in this Form 10-QSB may be substantially changed. Additional information regarding these events is contained in reports on Form 8-K, filed on May 17, 2002 and May 28, 2002. See Note 8, Subsequent Events.

Sanmina Note

In January 1999, the Company converted outstanding accounts payable to Sanmina Corporation to a $4,300,000 three-year term note accruing interest at 7% per year. In connection with the restructuring of accounts payable balances to a long-term note, the Company issued to Sanmina warrants to purchase 7,857 shares of common stock, with a $96.25 exercise price per share. An independent appraisal assigned a market value of $127,759 to these warrants. The Company recorded the value of the warrants as a discount against the face amount of the note and amortized the value of the warrants over the life of the note.

In January 2000, the Company defaulted on the interest payment due to Sanmina and did not make subsequent interest and principal payments to Sanmina when due through August 2000. In August 2000, the Company renegotiated the terms of the note to Sanmina. Under the current terms of the note, the Company paid $150,000 on August 25, 2000 and $150,000 in November 2000. The Company is obligated to pay an amount each month equal to a percentage of the accounts receivable that it collected in the previous calendar month, with the percentage ranging from 0% to 5%, based upon the net amount of accounts receivable that we collect, beginning in February 2001. Any principal and accrued interest thereon remaining on the note was due in full on January 12, 2002. The Sanmina note is collateralized by the Company's personal property and certain other assets. At March 31, 2002, the Company owed Sanmina approximately $3.5 million in principal and interest on this note. See Note 8, Subsequent Events

Bridge Loans

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

The Unsecured Notes are unsecured debt obligations of the Company and will be due and payable upon the earlier of April 24, 2002 or the date on which the Company completes its next debt or equity financing in which it raises in the aggregate, on a cumulative basis, in excess of $2,500,000 in gross proceeds. The holders of the Unsecured Notes have the right to convert all or any portion of the principal amount of the Unsecured Notes into the securities that the Company issues in its next financing. The Notes bear interest at a rate of 9% per annum. Interest accrues from January 24, 2002 through the date on which the Notes become due and payable. The Notes were not paid when due and interest accrued at the rate of 18% per annum thereafter. See Note 8, Subsequent Events.

The Warrants will be first exercisable beginning on July 24, 2002 and will be exercisable until July 23, 2007. The initial exercise price for the Warrants of $1.30 per share is subject to adjustment in certain limited events, including recapitalizations, reclassifications or split-ups of the Company's common stock. The Warrants have a cashless exercise provision.

The Company is using the net proceeds from the Bridge Financing to provide short-term working capital.

On March 28, 2002, the Company borrowed the aggregate principal amount of $349,000 pursuant to a 9% Unsecured Promissory Note (the "Unsecured Note"). In connection with the loan, the Company also issued to the lender a warrant (the "Warrant") to purchase 698,000 shares of the Company's common stock at an initial exercise price of $1.30 per share (the "Bridge Financing"). The Unsecured Note is an unsecured debt obligation of the Company and is due and payable on the earlier of June 26, 2002 or the date on which the Company completes its next debt or equity financing in which it raises in the aggregate, on a cumulative basis, in excess of $2,500,000 in gross proceeds. The holder of the Unsecured Note has the right to convert all or any portion of the principal amount of the Unsecured Note into the securities that the Company issues in its next financing. The Unsecured Note bears interest at a rate of 9% per annum. Interest accrues from March 28, 2002 through the date on which the Unsecured Note becomes due and payable See Note 8, Subsequent Events.

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

Defaults on Prior Bridge Notes and Sanmina Note. The Company is currently in default on certain of its outstanding bridge note obligations. The Company is in default on its repayment obligations to holders of the $1,000,000 aggregate principal amount of 9% Senior Secured Promissory Notes issued in September and October of 2001 (the "First Bridge Notes") and is in breach of certain of its covenants in the First Bridge Notes and related documentation. The First Bridge Notes are secured by substantially all of the Company's intellectual property and, as amended, were due and payable on February 15, 2002 or, in the case of $300,000 aggregate principal amount of the First Bridge Notes the holders of which agreed to extend the maturity date to March 31, 2002. As a result of the Company's default on the First Bridge Notes, the holders of the First Bridge Notes have the right to exercise various legal and contractual remedies, including the right to foreclose on substantially all of the Company's intellectual property which constitutes a material portion of the Company's assets, and interest will accrue on the First Bridge Notes from the first date of default at the rate of 18% per year. The Company also is in default in its repayment obligations to the holders of the $1,674,982 aggregate principal amount of 9% Unsecured Promissory Notes issued in November and December of 2001 (the "Second Bridge Notes"), and is in breach of certain covenants of the Company set forth in the Second Bridge Notes and related documentation. The Second Bridge Notes are unsecured debt obligations of the Company and, as amended, were due and payable on February 19, 2002 or, in the case of $350,000 aggregate principal amount of Second Bridge Notes, the holders of which agreed to extend the maturity date to March 31, 2002. As a result of the Company's defaults on the Second Bridge Note obligations, the holders of the Second Bridge Notes have the right to exercise various contractual and legal remedies and interest will accrue on the Second Bridge Notes from the first date of default at the rate of 18% per year.

The Company also has outstanding $500,000 aggregate principal amount of 9% Unsecured Promissory Notes issued on January 24, 2002 (the "Third Bridge Notes" and, together with the First and Second Bridge Notes, the "Prior Bridge Notes"), which are due and payable upon the earlier of (i) April 24, 2002 or (ii) the date on which the Company completes its next debt or equity financing in which it raises in the aggregate, on a cumulative basis, in excess of $2,500,000 in gross proceeds (a "Qualified Financing"). See Note 8, Subsequent Events.

The Company is also in default on its outstanding note to Sanmina
Corporation (the "Sanmina Note"). The Sanmina Note is secured by substantially all of the Company's assets, other than its intellectual property. The Sanmina Note became due and payable on February 28, 2002. As a result of the default on the Sanmina Note, Sanmina Corporation has the right to foreclose on a material portion of the Company's assets.

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


6.  Non-cash Transactions

The following non-cash transactions occurred in the periods indicated:

                                                     Three months ended
                                                         March 31,
                                                   2002               2001
                                                   ----               ----
                                               (Unaudited)         (Unaudited)
Note payable issued to fund prepaid insurance    $      -            $75,000
Issuance of warrants with bridge notes            471,808


7.  New Accounting Pronouncements

 In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and No. 142, Goodwill and other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling of interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001. SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with the Statement. The impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121. The Company has adopted SFAS No. 142 effective January 1, 2002, and it had no significant impact on the Company's financial position or results of operations.

 In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 14, 2001, with earlier application encouraged. The Company has adopted SFAS No. 144 as of January 1, 2002, and it had no significant impact on the Company's financial position or results of operations.

8.       Subsequent Events

On May 17, 2002, we announced that we had entered into a Stock Purchase Agreement with an affiliate of Moneyline Telerate Holdings, which is majority owned by One Equity Partners, the private equity arm of Bank One Corporation, and an Agreement and Plan of Merger with B2BVideo Network Corp. In connection with the merger agreement, B2BVideo became a wholly owned subsidiary of the Company and B2B's shareholders were issued 3 million shares of the Company's common stock. Pursuant to the Stock Purchase Agreement, Moneyline purchased 25 million new shares of our common stock at $0.60 per share, for a total investment of approximately $15,000,000. In addition, Moneyline was issued warrants to purchase an additional 11.25 million shares of common stock at an exercise price of $0.60 per share, and was granted the right to appoint a majority of the directors of the Company's board of directors. Simultaneously, certain existing investors and new investors introduced to the Company by EarlyBirdCapital, a NY-based private equity investment bank, invested a total of $11.1 million, purchasing new shares of our common stock and converting certain outstanding loans to us and to B2BVideo into shares of our common stock at $0.60 per share. Moneyline beneficially owns approximately 61% of the Company's common stock. The Company, B2BVideo Network and Moneyline also entered into a Strategic Alliance Agreement and certain technology license agreements pursuant to which the Company and B2BVideo will license software and network processes and sell video equipment to Moneyline. Moneyline will be the exclusive distributor of our equipment to the financial services market. As a result of these developments, certain information in this Form 10-QSB may be substantially changed. Additional information regarding these events is contained in reports on Form 8-K, filed on May 17, 2002 and May 28, 2002.

The following material events took place subsequent to March 31, 2002. These events are material events in the Company's operations and this section should be read carefully and thoroughly by readers. Data in the following has been adjusted to give effect to the Company's one-for-five reverse stock split effected on February 5, 2002.

Defaults on Prior Bridge Notes and Sanmina Note. On May 17, 2002, the Company was in default on certain of its outstanding bridge note obligations. The Company was in default on its repayment obligations to holders of the $1,000,000 aggregate principal amount of 9% Senior Secured Promissory Notes issued in September and October of 2001 (the "First Bridge Notes") and is in breach of certain of its covenants in the First Bridge Notes and related documentation. The First Bridge Notes are secured by substantially all of the Company's intellectual property and, as amended, were due and payable on February 15, 2002 or, in the case of $300,000 aggregate principal amount of the First Bridge Notes the holders of which agreed to extend the maturity date to March 31, 2002. As a result of the Company's default on the First Bridge Notes, the holders of the First Bridge Notes have the right to exercise various legal and contractual remedies, including the right to foreclose on substantially all of the Company's intellectual property which constitutes a material portion of the Company's assets, and interest will accrue on the First Bridge Notes from the first date of default at the rate of 18% per year. The Company also is in default in its repayment obligations to the holders of the $1,674,982 aggregate principal amount of 9% Unsecured Promissory Notes issued in November and December of 2001 (the "Second Bridge Notes"), and is in breach of certain covenants of the Company set forth in the Second Bridge Notes and related documentation. The Second Bridge Notes are unsecured debt obligations of the Company and, as amended, were due and payable on February 19, 2002 or, in the case of $350,000 aggregate principal amount of Second Bridge Notes, the holders of which agreed to extend the maturity date to March 31, 2002. As a result of the Company's defaults on the Second Bridge Note obligations, the holders of the Second Bridge Notes have the right to exercise various contractual and legal remedies and interest will accrue on the Second Bridge Notes from the first date of default at the rate of 18% per year.

At May 17, 2002 the Company also had outstanding $500,000 aggregate principal amount of 9% Unsecured Promissory Notes issued on January 24, 2002 (the "Third Bridge Notes" and, together with the First and Second Bridge Notes, the "Prior Bridge Notes"), which are due and payable upon the earlier of (i) April 24, 2002 or (ii) the date on which the Company completes its next debt or equity financing in which it raises in the aggregate, on a cumulative basis, in excess of $2,500,000 in gross proceeds (a "Qualified Financing"). The Company did not complete a Qualified Financing prior to April 23, 2002 and did not repay the Third Bridge Note obligations when they became due and is in default. Accordingly, the holders of the Third Bridge Notes have the right to exercise various contractual and legal remedies and interest would accrue on the Third Bridge Notes from the date of default at the rate of 18% per year.

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

On May 17, 2002, we announced that we had entered into a Stock Purchase Agreement with an affiliate of Moneyline Telerate Holdings, which is majority owned by One Equity Partners, the private equity arm of Bank One Corporation, and an Agreement and Plan of Merger with B2BVideo Network Corp. In connection with the merger agreement, B2BVideo became a wholly owned subsidiary of the Company and B2B's shareholders were issued 3 million shares of the Company's common stock. Pursuant to the Stock Purchase Agreement, Moneyline purchased 25 million new shares of our common stock at $0.60 per share, for a total investment of approximately $15,000,000. In addition, Moneyline was issued warrants to purchase an additional 11.25 million shares of common stock at an exercise price of $0.60 per share, and was granted the right to appoint a majority of the directors of the Company's board of directors. Simultaneously, certain existing investors and new investors introduced to the Company by EarlyBirdCapital, a NY-based private equity investment bank, invested a total of $11.1 million, purchasing new shares of our common stock and converting certain outstanding loans to us and to B2BVideo into shares of our common stock at $0.60 per share. Moneyline beneficially owns approximately 61% of the Company's common stock. The Company, B2BVideo Network and Moneyline also entered into a Strategic Alliance Agreement and certain technology license agreements pursuant to which the Company and B2BVideo will license software and network processes and sell video equipment to Moneyline. Moneyline will be the exclusive distributor of our equipment to the financial services market. As a result of these developments, certain information in this Form 10-QSB may be substantially changed. Additional information regarding these events is contained in reports on Form 8-K, filed on May 17, 2002 and May 28, 2002.

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

On May 17, 2002, we announced that we had entered into a Stock Purchase Agreement with an affiliate of Moneyline Telerate Holdings, which is majority owned by One Equity Partners, the private equity arm of Bank One Corporation, and an Agreement and Plan of Merger with B2BVideo Network Corp. In connection with the merger agreement, B2BVideo became a wholly owned subsidiary of the Company and B2B's shareholders were issued 3 million shares of the Company's common stock. Pursuant to the Stock Purchase Agreement, Moneyline purchased 25 million new shares of our common stock at $0.60 per share, for a total investment of approximately $15,000,000. In addition, Moneyline was issued warrants to purchase an additional 11.25 million shares of common stock at an exercise price of $0.60 per share, and was granted the right to appoint a majority of the directors of the Company's board of directors. Simultaneously, certain existing investors and new investors introduced to the Company by EarlyBirdCapital, a NY-based private equity investment bank, invested a total of $11.1 million, purchasing new shares of our common stock and converting certain outstanding loans to us and to B2BVideo into shares of our common stock at $0.60 per share. Moneyline beneficially owns approximately 61% of the Company's common stock. The Company, B2BVideo Network and Moneyline also entered into a Strategic Alliance Agreement and certain technology license agreements pursuant to which the Company and B2BVideo will license software and network processes and sell video equipment to Moneyline. Moneyline will be the exclusive distributor of our equipment to the financial services market. As a result of these developments, certain information in this Form 10-QSB may be substantially changed. Additional information regarding these events is contained in reports on Form 8-K, filed on May 17, 2002 and May 28, 2002. See Note 8, Subsequent Events.

The following discussion should be read in conjunction with the unaudited financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-QSB.

OVERVIEW

Our financial results for the quarter ending March 31, 2002 were disappointing. We reported revenues of $ 367,000 for the quarter ended March 31, 2002, a decrease of 86% when compared with revenues reported for the same period in 2001. Our operating expenses for the quarter ended March 31, 2002 of $1,902,000 were approximately 11% lower than our operating expenses for the first quarter of 2001. At this stage of our product's market development, it is difficult for us to predict with accuracy the level of our sales in future periods, or when our marketing initiatives will result in higher sales. We have relatively few customers and individual system purchases normally exceed one hundred thousand dollars. While not occurring in the first quarter of 2002, large individual sales could continue to account for a significant portion of our revenues. Accordingly, we expect to continue to experience significant, material fluctuations in our revenues on a quarterly basis for the foreseeable future.

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

One factor adversely affecting our revenues was that the U.S. government has delayed notification of contract awards under its subsidized education program, the E-Rate Program, well beyond the date that we expected the announcements to be made. In forecasting our results of operations for the first quarter, we had anticipated that contracts would be awarded under that program prior to the beginning of the E-Rate Program fiscal year that began on July 1, 2001, and that contract announcements would continue through October 2001. We had also projected that the Company would be awarded substantial contracts or subcontracts for our video network equipment under this program.

In 2000 and 2001, VNCI received substantial contract and subcontract awards under this program, resulting in significant revenues to the Company, and we had projected awards in our second quarter of 2001 that would have been performed in part as early as our third quarter of 2001. The failure of this program to generate any revenues for us in the second half of 2001 was unexpected. During the first quarter of 2002, several school districts were notified that the Schools and Libraries Division (SLD) of the Universal Service Administrative Company (USAC) had approved funding of projects which, if accepted by the school districts, may result in revenues to us in 2002. At March 31, 2002, and as of the date of this report we had not been notified that any of these school districts had accepted the funding awarded.

The extent to which our weak balance sheet has affected potential sales is difficult to assess. Our customers tend to be large entities and we believe they have been hesitant to make substantial commitments to our proprietary technology in light of the condition of our balance sheet.

In the first quarter of 2002, we hired a new Vice President Sales and Marketing. He has continued our sales strategy of focusing on our five vertical markets: healthcare, government, video production and distribution, finance and education. We have established reference accounts in the healthcare, government and video production and distribution markets and we believe that we have made substantial inroads in the education market. While we achieved important successes in both the healthcare and government markets during the year, customers in the video production and distribution market are indicating that future capital budgets are heavily constrained as a result of the slowing economy. As the economy continues to be generally weak, we continue to focus on identifying new potential customers for whom video application is "mission critical," because we believe these potential customers will be able to realize a return on their investment or an overall cost savings as the result of an investment in a video network system.

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

Between September 2001 and March 2002, we raised approximately $3,524,000 by issuing a series of four bridge notes. Issued in connection with these notes were warrants to purchase approximately 2,168,000 shares of common stock which, when fully amortized, will represent approximately $5,745,000 in interest expense.

For the remainder of 2002, we intend to intensify our focus on selling and marketing our video network solutions and continuing product development to meet customer demands for new functionality and to lower the cost of our systems. Specifically, our goals are to (i) significantly enhance our marketing and public relations programs to create better awareness of our products among customers, industry analysts and financial analysts, (ii) develop our direct sales, (iii) continue engineering our video network system to refine and improve its functionality to meet new customer requirements and to lower our costs and the price of our system through improved design, (iv) develop new strategic partnerships committed to marketing our video network system as the video solution of choice to business users, and (v) use our current strategic and reseller arrangements to increase sales of our systems and create brand name recognition of our product. Our ability to meet these objectives is subject to a number of risks and uncertainties, including our ability to develop new strategic relationships with significant potential resellers, our ability to sell and market our product and develop market awareness of our video network system and our ability to obtain financing when required. We plan to continue to subcontract all major manufacturing and production activities for the foreseeable future, but we will continue to retain test and quality assurance functions until all subcontractors are certified with respect to quality.

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

We have a limited customer base with several customers providing in excess of 10% of our total revenues. Three customers accounted for 73%, 6%, and 6% of our total revenues in the first quarter ended March 31, 2002, and two customers accounted for 50% and 30%, respectively, of total revenues for the year ended December 31, 2001. In the first quarter of 2002, 73% of revenues were to B2BVideo Network Corp., a related party. Three customers accounted for 40%, 29%, and 20 % of our accounts receivable at March 31, 2002, and four customers accounted for 30%, 16%, 13%, and 10%, respectively, of accounts receivable outstanding as of December 31, 2001.

RECENT EVENTS

Readers are encouraged to see Note 8 Subsequent Events to Notes To Financial Statements (Unaudited).

On May 17, 2002, we announced that we had entered into a Stock Purchase Agreement with an affiliate of Moneyline Telerate Holdings, which is majority owned by One Equity Partners, the private equity arm of Bank One Corporation, and an Agreement and Plan of Merger with B2BVideo Network Corp. In connection with the merger agreement, B2BVideo became a wholly owned subsidiary of the Company and B2B's shareholders were issued 3 million shares of the Company's common stock. Pursuant to the Stock Purchase Agreement, Moneyline purchased 25 million new shares of our common stock at $0.60 per share, for a total investment of approximately $15,000,000. In addition, Moneyline was issued warrants to purchase an additional 11.25 million shares of common stock at an exercise price of $0.60 per share, and was granted the right to appoint a majority of the directors of the Company's board of directors. Simultaneously, certain existing investors and new investors introduced to the Company by EarlyBirdCapital, a NY-based private equity investment bank, invested a total of $11.1 million, purchasing new shares of our common stock and converting certain outstanding loans to us and to B2BVideo into shares of our common stock at $0.60 per share. Moneyline beneficially owns approximately 61% of the Company's common stock. The Company, B2BVideo Network and Moneyline also entered into a Strategic Alliance Agreement and certain technology license agreements pursuant to which the Company and B2BVideo will license software and network processes and sell video equipment to Moneyline. Moneyline will be the exclusive distributor of our equipment to the financial services market.


RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001

Revenues. We recognized $367,000 in revenues during the three months ended March 31, 2002 compared to $2,654,000 in the comparable period in 2001, representing a decrease of approximately $2,287,000, or 86%. Of these revenues, $316,000 related to product sales in the first three months of 2002 compared to $2,085,000 recognized in the comparable period of 2001, representing a $1,769,000, or 85%, decrease in equipment sales. The decrease in equipment sales is due to a decrease in both the number of customers and the average order size experienced in the first quarter of 2002 compared to the comparable period of 2001. Revenues related to installation and other services were $51,000 in the first three months of 2002 compared to $569,000 in the comparable period of 2001. Included in service revenues in the first three months of 2001 was $467,000 of management fees. No management fees were recognized in the comparable period of 2002. Eighty five percent of total sales in the first three months of 2002 were from three customers. Of the revenues earned in the first quarter of 2002, 73% were to B2BVideo Network Corp., a related party.

Cost of Sales. Cost of sales for the three months ended March 31, 2002 was $255,000. This represents a decrease of $1,002,000 from the $1,257,000 recorded in the comparable period of 2001. Cost of product sales as a percentage of product sales was approximately 76% and 58% in the three months ending March 31, 2002 and 2001, respectively. Cost of service sales for the three months ended March 31, 2002 were $14,000 compared to $46,000 in the same period of 2001, and reflect the costs of providing installation and other services.

Gross Margin on Sales. Gross margin on total sales was approximately $112,000, or 31%, for the period ending March 31, 2002 compared to gross margin of $1,397,000, or 53%, for the comparable period in 2001. The gross margin percentage on equipment sales in the first three months of 2002 was 24%, compared to 42% realized on equipment sales in the comparable period of 2001. The lower gross margin experienced in 2002 was attributable primarily to under-absorption of manufacturing costs due to low product sales volume. The gross margin percentage on service revenues for the first three months of 2002 was 73% compared to 92% in the first quarter of 2001. The higher gross margin percentage on service revenues achieved in the first quarter of 2001 was attributable to the management fees earned in that quarter. No management fees were earned in the first quarter of 2002.

Research and Development. Research and development costs decreased to $561,000 in the three months ended March 31, 2002, compared to $704,000 in the first quarter of 2001, a decrease of $143,000, or 20%. Approximately $115,000 of the reduction resulted from reduced staffing costs due to a reduction in staffing levels in the research and development departments. Depreciation charged to research and development decreased $24,000. Approximately $31,000 of the decrease was due to reduced spending on materials, equipment and testing services used in support of research projects in the first quarter of 2002 compared to the same period in 2001.

Selling, General and Administrative Expenses. Selling, general, and administrative expenses decreased to $1,341,000 during the three months ended March 31, 2002, from $1,430,000 during the three months ended March 31, 2001, a decrease of approximately $89,000 or 6%.

Sales and marketing expenses decreased approximately $180,000, from $802,000 to $622,000, or 22%, in the first three months of 2002 as compared to the same period of 2001. Approximately $202,000 of this decrease was due to lower sales and marketing personnel costs. Reduced commissions expense as a result on the reduced level of sales in the first quarter of 2002 was a significant proportion of the overall reduction in sales and marketing staffing costs. Travel related expenses decreased approximately $27,000. The cost of outside consultants and other professional services declined $42,000. Depreciation charged to the sales and marketing departments declined $11,000. Offsetting these reductions was an increase of $85,000 related to the value of options granted to outside sales consultants and other recruiting expense of $10,000.

Customer support expenses decreased from $198,000 to $87,000, a decrease of $111,000, or 56%, for the period ending March 31, 2002 compared to the same period of 2001. Decreases in salaries, benefits, travel expenses, and materials costs, totaling approximately $129,000, were offset by reductions in allocations of customer support costs to Cost of sales - Services due to decreased service revenues recognized during the quarter.

General and administrative costs increased by approximately $202,000 in the three months ended March 31, 2002 compared to the same period in 2001. An increase in legal costs of $228,000 was related to various financing initiatives being pursued in the first quarter of 2002. Offsetting this increase were reductions in recruiting charges, $6,000, depreciation, $10,000, and service department allocations, $24,000, compared to the same period of 2001.

Net Interest Expense. Net interest expense of $769,000 incurred in the first quarter of 2002 was $711,000 higher than the $58,000 recorded in the same period of 2001. Interest expense increased from $73,000 in the first quarter of 2001 to $769,000 in the first quarter of 2002. Of the increase, $646,000 was due to the amortization of debt discount recorded on the bridge notes. Interest on notes payable increased from $59,000 in the first quarter of 2001 to $120,000 in the first quarter of 2002 due to the increased level of debt assumed through the issuance of bridge notes in 2001 and 2002, offset by declining levels of other debt.

Interest income decreased by $15,000 in the first quarter of 2002 compared to the comparable period of 2001 due to the decreased level of average cash balances and declining interest rates in general over the period.

Net Loss. As a result of the foregoing factors, the net loss for the period ended March 31, 2002 increased to $2,559,000, from $794,000 in the comparable period of 2001, an increase of $1,765,000, or 222%.

LIQUIDITY AND CAPITAL RESOURCES

We have an accumulated deficit of approximately $70.2 million from our inception through March 31, 2002. We may incur additional operating losses in the future, principally as a result of expenses associated with product development efforts and anticipated sales, marketing, and general and administrative expenses. During the quarter ended March 31, 2002, we satisfied our cash requirements principally from cash generated by bridge notes.

We had cash and cash equivalents of $ 193,000 at March 31, 2002 compared to cash and cash equivalents of $507,000 at December 31, 2001, a decrease of $314,000.

Net cash used in operations during the three months ended March 31, 2002 was approximately $1,143,000. Inventory decreased by approximately $150,000 during the three months ended March 31, 2002 , due to product sales during the quarter, partially offset by inventory purchases. Accounts receivable decreased by $503,000 during the three months ended March 31, 2002 as a result of cash received from customers relating to outstanding accounts receivable, offset by new sales during the period. Accounts payable increased by approximately $ 14,000 in the three months ended March 31, 2002. Included in the loss for the period was $85,000 related to a non-cash charge for options issued to outside consultants for sales and sales staff recruiting services.

No cash was used in investing activities during the first quarter of 2002.

Cash provided by in financing activities was $829,000, consisting of the net proceeds of bridge notes issued in the quarter, offset by payments of principal of other notes payable and payments of other capital lease obligations.

SUBSEQUENT EVENTS

On May 17, 2002, we announced that we had entered into a Stock Purchase Agreement with an affiliate of Moneyline Telerate Holdings, which is majority owned by One Equity Partners, the private equity arm of Bank One Corporation, and an Agreement and Plan of Merger with B2BVideo Network Corp. In connection with the merger agreement, B2BVideo became a wholly owned subsidiary of the Company and B2B's shareholders were issued 3 million shares of the Company's common stock. Pursuant to the Stock Purchase Agreement, Moneyline purchased 25 million new shares of our common stock at $0.60 per share, for a total investment of approximately $15,000,000. In addition, Moneyline was issued warrants to purchase an additional 11.25 million shares of common stock at an exercise price of $0.60 per share, and was granted the right to appoint a majority of the directors of the Company's board of directors. Simultaneously, certain existing investors and new investors introduced to the Company by EarlyBirdCapital, a NY-based private equity investment bank, invested a total of $11.1 million, purchasing new shares of our common stock and converting certain outstanding loans to us and to B2BVideo into shares of our common stock at $0.60 per share. Moneyline beneficially owns approximately 61% of the Company's common stock. The Company, B2BVideo Network and Moneyline also entered into a Strategic Alliance Agreement and certain technology license agreements pursuant to which the Company and B2BVideo will license software and network processes and sell video equipment to Moneyline. Moneyline will be the exclusive distributor of our equipment to the financial services market. As a result of these developments, certain information in this Form 10-QSB may be substantially changed. Additional information regarding these events is contained in reports on Form 8-K, filed on May 17, 2002 and May 28, 2002. See Note 8, Subsequent Events.

The following material events took place subsequent to March 31, 2002. These events are material events in the Company's operations and this section should be read carefully and thoroughly by readers. Data in the following has been adjusted to give effect to the Company's one-for-five reverse stock split effected on February 5, 2002.

Defaults on Prior Bridge Notes and Sanmina Note. On May 17, 2002, the Company was in default on certain of its outstanding bridge note obligations. The Company was in default on its repayment obligations to holders of the $1,000,000 aggregate principal amount of 9% Senior Secured Promissory Notes issued in September and October of 2001 (the "First Bridge Notes") and is in breach of certain of its covenants in the First Bridge Notes and related documentation. The First Bridge Notes are secured by substantially all of the Company's intellectual property and, as amended, were due and payable on February 15, 2002 or, in the case of $300,000 aggregate principal amount of the First Bridge Notes the holders of which agreed to extend the maturity date, March 31, 2002. As a result of the Company's default on the First Bridge Notes, the holders of the First Bridge Notes have the right to exercise various legal and contractual remedies, including the right to foreclose on substantially all of the Company's intellectual property which constitutes a material portion of the Company's assets, and interest will accrue on the First Bridge Notes from the first date of default at the rate of 18% per year. The Company also is in default in its repayment obligations to the holders of the $1,674,982 aggregate principal amount of 9% Unsecured Promissory Notes issued in November and December of 2001 (the "Second Bridge Notes"), and is in breach of certain covenants of the Company set forth in the Second Bridge Notes and related documentation. The Second Bridge Notes are unsecured debt obligations of the Company and, as amended, were due and payable on February 19, 2002 or, in the case of $350,000 aggregate principal amount of Second Bridge Notes, the holders of which agreed to extend the maturity date, March 31, 2002. As a result of the Company's defaults on the Second Bridge Note obligations, the holders of the Second Bridge Notes have the right to exercise various contractual and legal remedies and interest will accrue on the Second Bridge Notes from the first date of default at the rate of 18% per year.

At May 17, 2002 the Company also had outstanding $500,000 aggregate principal amount of 9% Unsecured Promissory Notes issued on January 24, 2002 (the "Third Bridge Notes" and, together with the First and Second Bridge Notes, the "Prior Bridge Notes"), which are due and payable upon the earlier of (i) April 24, 2002 or (ii) the date on which the Company completes its next debt or equity financing in which it raises in the aggregate, on a cumulative basis, in excess of $2,500,000 in gross proceeds (a "Qualified Financing"). The Company did not complete a Qualified Financing prior to April 23, 2002 and did not repay the Third Bridge Note obligations when they became due and is in default. Accordingly, the holders of the Third Bridge Notes have the right to exercise various contractual and legal remedies and interest would accrue on the Third Bridge Notes from the date of default at the rate of 18% per year.

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


On May 17, 2002, we announced that we had entered into a Stock Purchase Agreement with an affiliate of Moneyline Telerate Holdings, which is majority owned by One Equity Partners, the private equity arm of Bank One Corporation, and an Agreement and Plan of Merger with B2BVideo Network Corp. In connection with the merger agreement, B2BVideo became a wholly owned subsidiary of the Company and B2B's shareholders were issued 3 million shares of the Company's common stock. Pursuant to the Stock Purchase Agreement, Moneyline purchased 25 million new shares of our common stock at $0.60 per share, for a total investment of approximately $15,000,000. In addition, Moneyline was issued warrants to purchase an additional 11.25 million shares of common stock at an exercise price of $0.60 per share, and was granted the right to appoint a majority of the directors of the Company's board of directors. Simultaneously, certain existing investors and new investors introduced to the Company by EarlyBirdCapital, a NY-based private equity investment bank, invested a total of $11.1 million, purchasing new shares of our common stock and converting certain outstanding loans to us and to B2BVideo into shares of our common stock at $0.60 per share. Moneyline beneficially owns approximately 61% of the Company's common stock. The Company, B2BVideo Network and Moneyline also entered into a Strategic Alliance Agreement and certain technology license agreements pursuant to which the Company and B2BVideo will license software and network processes and sell video equipment to Moneyline. Moneyline will be the exclusive distributor of our equipment to the financial services market. As a result of these developments, certain information in this Form 10-QSB may be substantially changed. Additional information regarding these events is contained in reports on Form 8-K, filed on May 17, 2002 and May 28, 2002. See Note 8, Subsequent Events.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and No. 142, Goodwill and other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling of interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001. SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with the Statement. The impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121. The Company has adopted SFAS No. 142 effective January 1, 2002, and it had no significant impact on the Company's financial position or results of operations.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 14, 2001, with earlier application encouraged. The Company has adopted SFAS No. 144 as of January 1, 2002, and it had no significant impact on the Company's financial position or results of operations.

RISK FACTORS

On May 17, 2002, we announced that we had entered into a Stock Purchase Agreement with an affiliate of Moneyline Telerate Holdings, which is majority owned by One Equity Partners, the private equity arm of Bank One Corporation, and an Agreement and Plan of Merger with B2BVideo Network Corp. In connection with the merger agreement, B2BVideo became a wholly owned subsidiary of the Company and B2B's shareholders were issued 3 million shares of the Company's common stock. Pursuant to the Stock Purchase Agreement, Moneyline purchased 25 million new shares of our common stock at $0.60 per share, for a total investment of approximately $15,000,000. In addition, Moneyline was issued warrants to purchase an additional 11.25 million shares of common stock at an exercise price of $0.60 per share, and was granted the right to appoint a majority of the directors of the Company's board of directors. Simultaneously, certain existing investors and new investors introduced to the Company by EarlyBirdCapital, a NY-based private equity investment bank, invested a total of $11.1 million, purchasing new shares of our common stock and converting certain outstanding loans to us and to B2BVideo into shares of our common stock at $0.60 per share. Moneyline beneficially owns approximately 61% of the Company's common stock. The Company, B2BVideo Network and Moneyline also entered into a Strategic Alliance Agreement and certain technology license agreements pursuant to which the Company and B2BVideo will license software and network processes and sell video equipment to Moneyline. Moneyline will be the exclusive distributor of our equipment to the financial services market. As a result of these developments, certain information in these RISK FACTORS may be substantially changed. Additional information regarding these events is contained in reports on Form 8-K, filed on May 17, 2002 and May 28, 2002. See Note 8, Subsequent Events.

We Have Negative Working Capital, a History of Losses and Limited Revenue; We Have Accumulated a Substantial Deficit

At March 31, 2002, we had negative working capital of $8.3 million, and we had an accumulated deficit of approximately $70.2 million. We incurred losses from continuing operations of approximately $1.8 million, $7.4 million, $5.9 million, and $10.7 million for the quarter ended March 31, 2002 and for the years ended December 31, 2001, 2000, and 1999, respectively. Revenues of approximately $367,000 were substantially lower than revenues recorded in the comparable period of 2001. The report of our independent auditors on our financial statements for the period ended December 31, 2001 contains an explanatory paragraph, which indicates that we have suffered recurring losses from operations, have negative cash flows from operations and have an accumulated deficit that raise substantial doubt about our ability to continue as a going concern. We urge potential investors to review this report before making a decision to invest in our company. Given our financial position, our ability to continue our operations and to repay our substantial outstanding indebtedness depends entirely on the completion of this financing.

We Have Low Cash Balances; We Require Additional Financing

At March 31, 2002, we require additional cash to fund our operations. At March 31, 2002, we had cash equivalents totaling only 193,000. We intend to continue to fund operations with existing cash and with cash generated from customer payments of accounts receivable. However, the timing of customer payments is uncertain.

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

We Have a Limited Customer Base and Attendant Risk Concentration; We are Dependent Upon a Few Significant Sources of Customers

We have a limited customer base with several customers providing in excess of 10% of our total revenues. Three customers accounted for 73%, 6%, and 6% of our total revenues in the first quarter ended March 31, 2002, and two customers accounted for 50% and 30%, respectively, of total revenues for the year ended December 31, 2001. In the first quarter of 2001, 73% of revenues were to B2BVideo Network Corp., a related party. Three customers accounted for 40%, 29%, and 20 % of our accounts receivable at March 31, 2002, and four customers accounted for 30%, 16%, 13%, and 10%, respectively, of accounts receivable outstanding as of December 31, 2001.

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

We Have a History of Significant Losses and Expect Losses to Continue

We have incurred substantial losses from operations to date and had an accumulated deficit of $70.2 million through March 31, 2002. Our audited financial statements for the year ended and as of December 31, 2001, indicate that there is substantial doubt about our ability to continue as a going concern.

We recognized $367,000 in revenues during the first three months of 2002, $12,976,000 during 2001, $8,800,000 in revenues during 2000, and we recognized $2,400,000 in revenues during 1999 Accordingly, there is limited historical basis for you to expect that we will be able to realize sufficient operating revenues or profits in the future to support continuing operations. We have a limited backlog for revenue, and we cannot predict with accuracy what our revenues will be in the future. Our ability to generate sales and to recognize operating revenues in the future will depend on a number of factors, certain of which are beyond our control, including:

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

The Market for Video Communications Products Is Evolving and May Not Support Our Revenue Expectations; Our Business May be Adversely Affected by the Events of September 11, 2001 and the General Slowdown in the Economy

The market for video communications products continues to evolve rapidly, and demand for and market acceptance of new products is unpredictable. In addition, while there is renewed interest in video networking products following the events of September 11, 2001, the economy overall has also experienced a significant slowdown recently. The cost of video communications systems typically represents a substantial investment by the customer and have tended to be discretionary purchases. Accordingly, we cannot predict whether the renewed interest in video networking products will result in higher overall sales of video communications equipment. If the market for video communications products develops more slowly than expected or is adversely effected by a slow down in the economy, our business and financial condition could be materially and adversely affected.

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

                        PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.

The information set forth in "Note 5. Debt" in Part I and in Item 4. Submission of Matters to a Vote of Security Holders. in Part II of this Form 10-QSB for the Quarter ended March 31, 2002 is incorporated herein by reference.

Item 3.  Defaults on Senior Securities.

The information set forth in "Note 5. Debt" in Part I of this Form 10-QSB for the Quarter ended March 31, 2002 is incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders.

On February 4, 2002, the Company held a special meeting of stockholders. At the special meeting the following three proposals were considered and approved by the Company's stockholders as set forth below:

1. An amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock from 30,000,000 shares to 90,000,000 shares, which increased the aggregate number of the Company's authorized capital stock from 32,500,000 shares to 92,500,000 shares. 8,565,748 shares were voted FOR this proposal, 78,689 shares were voted AGAINST this proposal and 9,728 shares abstained from voting on this proposal.

2. An amendment to the Company's Certificate of Incorporation to effect a one share for five shares reverse stock split of the Company's issued and outstanding shares of common stock. 8,536,407 shares were voted FOR this proposal, 114,385 shares were voted AGAINST this proposal and 3,373 shares abstained from voting on this proposal.

3. Adoption of an amendment to the 1999 Stock Incentive Plan to increase to 8,000,000 the number of shares of common stock issuable under the plan from the 2,640,000 shares of common stock previously authorized to be issued. 1,590,048 shares were voted FOR this proposal, 472,827 shares were voted AGAINST this proposal, 26,928 shares abstained from voting on this proposal and 6,564,362 shares were broker non-votes.

The information included in the Company's definitive proxy statement dated January 14, 2002 and filed with the Securities Exchange Commission on January 14, 2002 is herein incorporated by reference.


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits.

None


 (b) Reports on Form 8-K during the quarter ended March 31, 2002.

Current Report on Form 8-K, dated January 24, 2002, filed with the Securities Exchange Commission on January 25, 2002.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Video Network Communications, Inc.



                                   By: /s/  Carl Muscari
                                       --------------------------------------
                                       Carl Muscari
                                       Chairman, President and Chief Executive
                                       Officer
                                       (duly authorized executive officer)


                                   By: /s/ Robert H. Emery
                                       --------------------------------------
                                       Robert H. Emery
                                       Chief Financial Officer
                                       Vice President, Administration
                                       (principal financial officer)

May 31, 2002