Form 10QSB
period 2002-06-30
VIDEO NETWORK COMMUNICATIONS INC
filed 2002-10-01
CIK 944310

U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-QSB


(Mark One)

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended June 30, 2002

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _________ to ____________

Commission file number 000-22235
                       ----------


                     Video Network Communications, Inc.
------------------------------------------------------------------------------
     (Exact Name of Small Business Issuer as Specified in Its Charter)


Delaware                                                 54-1707962
---------                                              ---------------
(State or Other                                        (I.R.S.
Jurisdiction of                                         Employer
Incorporation or                                        Identification No.)
Organization)


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

    State the number of shares outstanding of each of the issuer's classes of common equity, as of September 26, 2002: 56,825,803

Transitional Small Business Disclosure Format (check one):

Yes   _____                                                  No  __X__

                       PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements


                               VIDEO NETWORK COMMUNICATIONS, INC.
                              CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS                                                               June 30,       December 31,
                                                                       2002            2001
                                                                 ---------------   --------------
                                                                    (Unaudited)
Current assets:
    Cash and cash equivalents                                      $12,528,935      $    507,396
    Accounts receivable                                                362,631           604,921
    Inventory                                                        1,247,372         1,194,749
    Other current assets                                               118,571            61,480
                                                                   ------------     ------------

Total current assets                                                14,257,509         2,368,546

Property and equipment, net                                          1,315,482           276,729
Trademarks and patents, net                                            273,191           285,435
Goodwill                                                             6,267,449                 -
Other assets                                                           215,719             8,309
                                                                   ------------     ------------

Total assets                                                       $22,329,350      $  2,939,019
                                                                   ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
    Accounts payable                                               $ 1,085,424      $  2,335,933
    Deferred revenue                                                   159,463            28,263
    Accrued liabilities                                                891,288         1,200,579
    Amount due to related party                                        759,720                 -
    Notes payable                                                       66,652         5,095,739
    Current portion of capital lease obligations                        51,961            20,742
                                                                   ------------     ------------

Total current liabilities                                            3,014,508         8,681,256

Capital lease obligations, less current portion                         18,888            29,003
                                                                   ------------     ------------

Total liabilities                                                    3,033,396         8,710,259
                                                                   ------------     ------------
Stockholders' equity (deficiency):
Preferred stock, par value $0.01
     Authorized shares - 2,500,000
     None issued and outstanding
Common Stock, par value $0.01
     Authorized shares - 90,000,000
     Issued and outstanding shares - 48,614,440 and 2,133,594          486,144            21,336
Additional paid-in capital                                          89,251,843        61,879,866
Accumulated deficit                                                (70,442,033)      (67,672,442)
                                                                  -------------     ------------

Total stockholders' equity/(deficiency)                             19,295,954        (5,771,240)
                                                                  -------------     ------------

Total liabilities and stockholders' equity/(deficiency)           $ 22,329,350      $  2,939,019
                                                                  =============     ============


The accompanying notes are an integral part of these condensed consolidated financial statements.



                                           VIDEO NETWORK COMMUNICATIONS, INC.
                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (UNAUDITED)

                                                       Three months ended June 30,              Six months ended June 30,
                                                          2002            2001                    2002            2001
                                                     --------------  --------------            --------------  ---------

  Revenues:
       Products                                       $   35,500        $  261,615             $  351,609      $ 2,346,403
       Services                                          136,026         8,894,454                187,363        9,463,254
                                                      ----------        ----------           ------------      -----------
                                                         171,526         9,156,069                538,972       11,809,657
                                                      ----------        ----------           ------------      -----------

  Costs of revenues:
       Products                                          456,178           339,384                697,287        1,550,371
       Services                                          215,653         5,412,785                229,704        5,458,308
                                                      ----------        ----------           ------------      -----------
                                                         671,831         5,752,169                926,991        7,008,679
                                                      ----------        ----------           ------------      -----------

  Gross margin                                          (500,305)        3,403,900               (388,019)       4,800,978
                                                      ----------        ----------           ------------      -----------
  Operating expenses:
       Research and development                          509,683           741,476              1,070,571        1,445,495
       Selling, general and administrative             1,006,358         1,756,536              2,347,641        3,186,118
                                                      ----------        ----------           ------------      -----------

                   Total operating expenses            1,516,041         2,498,012              3,418,212        4,631,613
                                                      ----------        ----------           ------------      -----------

  (Loss) income from operations                       (2,016,346)          905,888             (3,806,231)         169,365

  Other, net                                                 446                 -                    446                -
  Interest income (expense), net                        (581,688)          (47,926)            (1,350,951)        (105,753)
                                                      ----------        ----------           ------------      -----------
  (Loss) income, before extraordinary gain            (2,597,588)          857,962             (5,156,736)          63,612

  Extraordinary item - Gain on extinguishment
    of debt                                            2,387,145                 -              2,387,145                -
                                                      ----------        ----------           ------------      -----------
  Net (loss) income                                     (210,443)          857,962             (2,769,591)          63,612

  Deemed dividend attributable to warrant
    repricing                                           (405,488)                -               (405,488)               -
                                                      ----------        ----------           ------------      -----------

  Net (loss) income attributable to common
    shareholders                                      $ (615,931)       $  857,962           $ (3,175,079)     $    63,612
                                                      ==========        ==========           ============      ===========

 Earnings (loss) per share - basic
       (Loss) income before extraordinary gain           $ (0.13)           $ 0.40              $   (0.42)          $ 0.03

       Extraordinary gain                                $  0.10                 -              $    0.18                -
       Net (loss) income attributable to
         common shareholders                             $ (0.03)           $ 0.40              $   (0.24)          $ 0.03

 Earnings per share - diluted
       Net (loss) income attributable to common
         shareholders                                    $ (0.03)           $ 0.39              $   (0.24)          $ 0.03

 Weighted average shares outstanding - basic          24,613,603         2,133,594             13,435,698        2,133,594
                                                      ==========        ==========           ============       ==========
 Weighted average shares outstanding - diluted        24,613,603         2,188,586             13,435,698        2,188,186
                                                      ==========        ==========           ============       ==========


           The accompanying notes are an integral part of these condensed consolidated financial statements.



                                           VIDEO NETWORK COMMUNICATIONS, INC.
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (UNAUDITED)


                                                                                Six months ended June 30,
                                                                                 2002              2001
                                                                            --------------     -------------
Cash flows from operating activities:
    Net (loss) income                                                       $ (2,769,591)      $   63,612
    Adjustments to reconcile net (loss) income to net cash used in operating activities:
       Gain on extinguishment of debt                                         (2,387,145)               -
       Depreciation                                                              164,941           160,120
       Amortization                                                               12,244            11,292
       Amortization of debt discount                                           1,150,394            21,694
       Non-cash compensation expense                                              85,000            17,180

     Changes in operating assets and liabilities:
       Accounts receivable                                                       371,756         1,007,652
       Other current assets                                                          (20)              872
       Inventory                                                                 479,039           101,941
       Accounts payable                                                       (2,291,429)          474,141
       Deferred revenue                                                          131,200        (2,548,629)
       Intercompany payable to related party                                     759,719                 -
       Accrued liabilities                                                       173,431          (331,444)
                                                                             --------------     -------------

               Net cash used in operating activities                          (4,120,461)       (1,021,569)
                                                                            --------------     -------------
Cash flows from investing activities:
    Trademarks and patents                                                             -           (27,724)
    Purchase of property and equipment                                           (62,053)          (37,925)
    Payments for acquisition - net of cash acquired                           (1,740,389)                -
                                                                            --------------     -------------

               Net cash used in investing activities                          (1,802,442)          (65,649)
                                                                            --------------     -------------
Cash flows from financing activities:
    Gross proceeds from issuance and sale of common stock                     19,650,000                 -
    Cost associated with issuance and sale of common stock                    (1,612,788)          (86,454)
    Net proceeds from issuance of notes payable                                1,049,000                 -
    Repayments of notes payable                                                  (28,041)         (128,276)
    Payment of long-term debt                                                 (1,100,000)                -
    Exercise of stock options                                                     10,300                 -
    Principal payments on capital leases                                         (24,029)           (7,345)
                                                                            --------------     -------------

               Net cash provided by (used in) financing activities            17,944,442          (222,075)
                                                                            --------------     -------------
Net increase (decrease) in cash and cash equivalents                          12,021,539        (1,309,293)

Cash and cash equivalents, at beginning of period                                507,396         1,660,051
                                                                            --------------     -------------
Cash and cash equivalents, at end of period                                 $ 12,528,935        $  350,758
                                                                            ==============     =============



The accompanying notes are an integral part of these condensed consolidated financial statements.


                     VIDEO NETWORK COMMUNICATIONS, INC.

      Notes To Condensed Consolidated Financial Statements (Unaudited)

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Video Network Communications, Inc. ("VNCI" or the "Company") as of June 30, 2002 and for the three and six month periods ended June 30, 2002 and 2001 have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such financial statements contain all adjustments consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2002 and the results of operations for the three and six months ended June 30, 2002 and 2001. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the entire year.

The Company has suffered recurring losses from operations, has experienced recurring negative cash flow from operations, has had a working capital deficiency, and has a significant accumulated deficit. The Company expects to continue to incur significant operating expenses to support product development efforts and to enhance its sales and marketing capabilities. At this stage, it is difficult to predict with accuracy the level of the Company's sales in future periods, or when marketing initiatives will result in sales. Each sale of the Company's equipment continues to account for a significant portion of total revenues. Accordingly, the Company expects to continue to experience significant, material fluctuations in its revenues on a quarterly basis for the foreseeable future. The Company has required substantial funding through debt and equity financings since its inception to complete its development plans and commence full-scale operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.  Summary of Significant Accounting Policies

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, B2BVideo Network Corp ("B2BVideo"). All significant intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant accounting estimates used in the preparation of the Company's consolidated financial statements include the fair value of acquired assets, purchase price allocations, the fair value of equity securities underlying stock based compensation, the realizability of deferred tax assets, the carrying value of inventory and depreciation and amortization.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventory consists primarily of finished goods and subassembly components. During the quarter ended June 30, 2002 the Company recorded a charge of $370,000 for excess and slow-moving inventories.

Revenue Recognition

 Revenues from sales of the Company's hardware products are recognized when the equipment has been delivered to the customer, title has passed, the equipment has been accepted by the customer, the collection of the sales price is probable and, no further obligations to the customer exist. Certain sales of equipment include software that enables the customer to utilize network services provided by the Company. Such sales are deferred and revenue is recognized ratably over the life of the associated network service contract, which is generally two years. Network services revenue is recognized in the period that the contract services are provided to the customer. Service revenues associated with time and materials consulting projects are recognized at the time the services are rendered, collection is probable, and the Company has no further obligations to the customer. Revenues from maintenance contracts are recognized ratably over the term of the contract as services are performed.

Deferred Revenue

Amounts received prior to the delivery of equipment or contracted services are recognized as a liability and revenue recognition is deferred until such time that all revenue recognition criteria have been met. Revenue recognition for equipment sales is deferred until the equipment has been delivered, title has passed to the customer and the equipment has been accepted by the customer. Deferred revenues related to service contracts are deferred until such time that the services have been performed. Revenues related to sales of equipment and software associated with network services contracts are recognized ratably over the term of the network services contract. At June 30, 2002 and December 31, 2001, the Company had deferred revenues of $159,463 and $28,263, respectively.

Costs of Goods and Services Sold

Costs of goods sold include those expenses directly relating to the delivery and installation of the Company's hardware and software products. Costs of goods sold related to equipment and software sales made in conjunction with network services contracts are deferred and amortized ratably over the life of the associated network service contract to insure proper matching against revenues that are deferred. Costs of services include those expenses directly relating to providing consulting, implementation and maintenance services to the Company's customers. At June 30, 2002 and December 31, 2001, the Company did not have any deferred costs.

Net Income (Loss) Per Share

The Company computes basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". Net income (loss) per common share is based on the weighted average number of common shares and dilutive common share equivalents outstanding during the periods presented. Basic income (loss) per share is calculated by dividing net income by the weighted average shares outstanding. Diluted income (loss) per share reflects the dilutive effect of stock options and warrants and is presented only if the effect is not anti-dilutive.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations. SFAS 141 applies to all business combinations initiated after June 30, 2001 and to all business combinations accounted for using the purchase method for which the date of the acquisition is July 1, 2001 or later. This statement requires all business combinations to be accounted for using one method, the purchase method. Under previously existing accounting pronouncements, business combinations were accounted for using one of two methods, the pooling-of-interest method or the purchase method. The Company adopted SFAS 141 on January 1, 2002. The adoption of this standard did not have a significant impact on the Company's financial position or results of operations.

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS 142, goodwill and certain intangible assets will no longer be amortized, but rather reviewed for impairment on a periodic basis. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. SFAS 142 is required to be applied at the beginning of the Company's fiscal year and to be applied to goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and certain intangible assets that arise due to the initial application of this Statement are to be reported as resulting from a change in accounting principle. Goodwill and indefinite lived intangible assets acquired after June 30, 2001, will not be subject to amortization pursuant to the provisions of this statement. The Company adopted SFAS 142 on January 1, 2002. The adoption of this standard did not have a significant impact on the Company's financial position or results of operations.

In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management believes that the adoption of this standard will not have a significant impact on the Company's financial position or results of operations.
In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 retains the requirements of SFAS No. 121 to recognize an impairment loss only if the carrying value of a long-lived asset is not recoverable from its estimated undiscounted cash flows and to measure an impairment loss as the difference between the carrying value and fair value of the asset, but it establishes new standards for long-lived assets to be disposed of. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS 144 on January 1, 2002. The adoption of this standard did not have a significant impact on the Company's financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30 "Reporting Results of Operations". This statement also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. Certain provisions of this statement will be effective for the Company for the year ending December 31, 2003, other provisions are effective for transactions occurring after May 15, 2002 or to financial statements issued after May 15, 2002. Management believes that the adoption of the provisions of this standard that will be effective January 1, 2003 will not have a significant impact on the Company's financial position or results of operations. The adoption of the provisions of this standard that were effective May 15, 2002 did not have a significant impact on the Company's financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 will supersede Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that costs associated with an exit or disposal plan be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management believes that the adoption of this standard will not have a significant impact on the Company's financial position or results of operations


3.  Stock Purchase Agreement

On May 16, 2002, the Company entered into a Stock Purchase Agreement (the "Agreement") with Moneyline Networks, LLC ("Moneyline"), a wholly owned subsidiary of Moneyline Telerate Holdings. Pursuant to the Agreement Moneyline purchased 25,000,000 shares of the Company's common stock (representing approximately 51.4% of the Company's outstanding common stock at June 30, 2002) for aggregate cash consideration of $15,000,000 and received a warrant to purchase an additional 11,250,000 shares of the Company's common stock, with an exercise price of $0.60 per share and a cashless exercise mechanism. Pursuant to the Agreement, Moneyline has the right to appoint a majority of the members of the Company's Board of Directors.

Simultaneously, certain existing and new investors purchased 7,750,000 newly issued shares of the Company's common stock at $0.60 per share, providing aggregate gross proceeds of $4,650,000 to the Company.

Also as part of this transaction, the following took place:

a) A payment of $1,100,000 was made to Sanmina Corp. to extinguish a secured promissory note issued to Sanmina by the Company, with an outstanding principal balance of $2,900,000 and accrued interest of $587,145. The Company recognized an extraordinary gain of $2,387,145 relating to the extinguishment of this debt during the quarter ended June 30, 2002;
b) A payment to Shaw Pittman LLP, a supplier of the Company, of $250,000 to settle outstanding invoices of approximately $378,000;
c) Promissory notes in the aggregate principal amount of $3,723,982 and accrued interest of $142,913 were exchanged for 6,444,823 shares of the Company's common stock. Warrants to purchase an aggregate of 2,567,992 shares of common stock previously issued to the holders of promissory notes were repriced. The exercise price of such warrants, which ranged from $1.30 to $5.00 per share, was reduced to $0.60 per share. The increase in the fair value of the warrants, in the amount of $405,488 was recorded as a deemed dividend.


The Company incurred estimated costs and expenses of approximately $3,226,000 in connection with the Agreement and the acquisition of B2BVideo. Fifty percent (50%) of these costs, which are comprised primarily of legal, investment banking and accounting fees, were allocated to the Agreement and fifty percent (50%) were allocated to the acquisition of B2BVideo (see Note 4). The expenses allocated to the Agreement, in the amount of approximately $1,613,000, have been recorded as a reduction of additional paid-in capital.


4.  Acquisition of B2BVideo Network Corp.

On May 16, 2002, the Company acquired B2BVideo, a Delaware corporation. B2BVideo was formed in December 1999 to deliver to business users managed enterprise video services. B2BVideo believes it is the first company to deliver broadcast quality video over an Internet Protocol ("IP") Multicast network for delivery to the desktop. IP Multicast enables B2BVideo to provide multiple streams of high quality video to thousands of points on the network. B2BVideo offers products and services that enable businesses to integrate all of their video applications onto a single platform for delivery of broadcast quality video to the desktop. B2BVideo customers can:
(1) distribute their own programming to employees, clients and other audiences over Private Video Networks (PVNs), (2) access a wide range of business programming (i.e. television programs, training videos, industry conferences, etc.), and (3) conduct video calls and videoconferences. As a result of the acquisition, B2BVideo became a wholly owned subsidiary of the Company.

In the past, VNCI's core video network technology solution has been utilized to support video collaboration in various vertical markets. VNCI's network technology has been primarily contained within the local business enterprise. Connectivity through the wide area network ("WAN") has typically been established through less reliable and bandwidth constrained integrated services digital network (ISDN) service connections. While VNCI's technology has resulted in various high profile customer installations, the Company recognized the need to enhance its video technology solution into the WAN. In addition, the Company began to see the strategic advantages of offering a managed service end-to-end video solution. B2BVideo's product offerings focus on delivering highly reliable, high quality end-to-end managed video service that solve the traditional shortcomings of WAN video distribution.

The following consideration was issued in connection with the acquisition of B2BVideo:

a) B2BVideo's common and preferred shareholders were issued 3,000,000 shares of VNCI common stock;

b) Options to purchase B2BVideo Series A Preferred Stock were exchanged for options to purchase 139,123 shares of VNCI's common stock;

c) Options to purchase 2.75 Units of B2BVideo, each Unit consisting of (A) 50,000 shares of B2BVideo Series B Preferred Stock and (B) warrants to purchase 50,000 shares of B2BVideo's common stock, were exchanged for options to purchase an aggregate of 185,497 shares of VNCI's common stock and warrants to purchase 46,374 shares of VNCI's common stock;

d) Warrants to purchase 3,176,000 shares of B2BVideo common stock issued and outstanding immediately prior to the closing date were exchanged for warrants to purchase 1,165,328 shares of VNCI's common stock;

e) Warrants to purchase 3,449,000 shares of B2BVideo's common stock were terminated upon consummation of the acquisition of B2BVideo;

f) Holders of senior secured promissory notes of B2BVideo, with an aggregate principal balance of $2,500,000 plus accrued interest, were exchanged for 4,276,023 shares of VNCI's common stock and;

g) Options to purchase 707,925 shares of VNCI's common stock were issued to employees of B2BVideo in exchange for outstanding vested B2BVideo options. These options were 100% vested at the date of issuance.

The following table sets forth the components of the purchase price:

                  Common stock issued                        $ 4,365,614
                  Options issued to employees                     242,185
                  Warrants issued                                 476,314
                  Options issued to non-employees                 123,578
                  Payment for B2BVideo liabilities                145,935
                  Estimated transaction costs                   1,612,788
                                                             ------------
                  Total purchase price                       $  6,966,414
                                                             ============

The consideration issued to holders of B2BVideo's equity instruments and debtholders in connection with the acquisition of B2BVideo was valued as follows:

a) VNCI's Common Stock - The value of VNCI's common stock was determined to be $0.60 per share, the price at which VNCI sold its common stock to Moneyline and certain existing and new investors on May 16, 2002;

b) Options issued to B2BVideo's employees - All outstanding options held by employees to purchase B2BVideo's common stock have been exchanged for options to purchase 707,925 shares of VNCI's common stock. The options have varying exercise prices and were 100% vested at the date of issuance. The Company valued such stock options using the Black Scholes option pricing model at $242,185. The calculation was based on the following assumptions:

                  Volatility                                144%
                  Expected life                             3 years
                  Risk free interest rate                   3.8%
                  Dividend Rate                             None

c) Warrants - Warrants to purchase the Company's common stock issued in connection with the acquisition were also valued using the Black Scholes option pricing model. The warrants have varying exercise prices. The Company valued such warrants at $476,314. The calculation was based on the same assumptions as discussed in b) above;

d) Options issued to non-employees - Options to purchase the Company's common stock issued in connection with the acquisition were valued using the Black Scholes option pricing model. The options have varying exercise prices. The Company valued such options at $123,578. The calculation was based on the same assumptions discussed in b) above.


The allocation of the purchase price consideration to the assets acquired and liabilities assumed as of the date of the acquisition of B2BVideo was based upon preliminary estimates of the fair market value of the acquired assets and assumed liabilities. These estimates of fair market value may change based upon completion of the Company's final valuation of the assets and liabilities of B2BVideo, which is expected to be completed by December 31, 2002.

The following table provides the preliminary estimated fair value of the acquired assets and liabilities assumed:

                  Current assets                                  $    683,303
                  Property and equipment                             1,141,640
                  Other assets                                         207,410
                  Liabilities assumed, current                      (1,333,388)
                                                                  -------------

                  Fair value of net assets acquired                    698,965
                                                                  -------------
                  Preliminary goodwill                               6,267,449
                                                                  -------------
                  Total estimated fair value of net assets
                  acquired and recorded goodwill                 $   6,966,414
                                                                 =============

None of the goodwill associated with the acquisition of B2BVideo will be deductible for tax purposes.

The results of operations for the three and six months ended June 30, 2002 include the operating results of B2BVideo subsequent to its date of acquisition. Prior to the acquisition of B2BVideo the Company had one reportable segment. The acquisition of B2BVideo did not create a new reportable segment as B2BVideo is also engaged in the design, development, and marketing of video network systems and has economic characteristics similar to VNCI.

Prior to its acquisition of B2BVideo the Company held 750,000 shares of B2BVideo's common stock, which had no carrying value. During the six month period ended June 30, 2002 the Company recognized revenue of $266,000 for equipment sales to B2BVideo prior to its acquisition by the Company. During the three and six month periods ended June 30, 2001, the Company recognized revenue of $47,000 for equipment sales to B2BVideo.

All of B2BVideo's revenues prior to its acquisition by the Company were derived from one customer. That customer terminated its contract with B2BVideo in September 2002. The revenue recorded by the Company from this customer for the three and six month periods ending June 30, 2002 was $73,600. There was no revenue from this customer during the three and six month periods ending June 30, 2001.

The following unaudited pro forma summary financial information presents the consolidated results of operations of the Company as if the acquisition of B2BVideo had occurred on January 1, 2001. The pro forma results are shown for illustrative purposes only and do not purport to be indicative of the results of the Company that would have been reported had the acquisition actually occurred on January 1, 2001 or indicative of results that may occur in the future.

                                                 Six months ended June 30,
                                                    2002           2001
                                               ------------------------------

Revenues                                            806,602     11,762,554
Loss before extraordinary gain                   (6,613,712)    (1,915,528)
Gain on extinguishment of debt                    2,387,145             --
Net loss                                         (4,226,567)    (1,915,528)
Deemed dividend                                    (405,488)            --
Net loss attributable to common shareholders (4,632,055) (1,915,528) Income (loss) per share - basic and diluted
      Loss before extraordinary gain            $     (0.52)   $     (0.20)
      Extraordinary gain                        $      0.18             --
      Net loss                                  $     (0.34)   $     (0.20)


5.  Related Party Transactions

On May 16, 2002 the Company, Moneyline and B2BVideo entered into a Strategic Alliance Agreement (the "Alliance Agreement") whereby Moneyline shall be the exclusive distributor of video equipment and associated hardware and services to the financial services industry. VNCI will provide the necessary equipment to Moneyline on a cost plus basis. VNCI will pay any sales commission on the sales of its equipment by Moneyline salespeople. VNCI and B2BVideo also granted Moneyline technology licenses required by Moneyline for the development and provision of managed video services. In consideration for the rights granted, Moneyline will pay VNCI and B2BVideo three percent (3%) of the revenue collected by Moneyline for providing managed video services to its customers. The Alliance Agreement has an initial term of ten years and shall automatically renew for additional two year terms, unless terminated as of the end of any term by one of the parties.

At June 30, 2002 the Company had a current payable to Moneyline of $759,720. This liability was for current transactions between the Company and Moneyline and was paid in full in August 2002. This account will be used and settled on a regular basis as transactions, both due from and due to, between the two entities will occur in the normal course of business.

Cash and cash equivalent balances as of June 30, 2002 were $12,528,935. The majority of this amount is under the control of the management of Moneyline who serve as authorized signatories on certain VNCI cash and investment accounts. One of these signatories is also an officer of the Company. The cash and cash equivalents can only be used for expenditures of the Company and the accounts and all amounts therein are the sole property of the Company. The accounts are all maintained in the name of the Company.


6.  Reverse Stock Split

On February 5, 2002 the Company affected a one-for-five reverse stock split applicable to all shares issued and outstanding as of that date. The data presented in these financial statements for periods prior to the reverse stock split have been adjusted to reflect the effect of the split.


7.  Income taxes

At December 31, 2001 the Company had net operating loss carryforwards for Federal and State income tax purposes of approximately $56,677,000 available to offset future taxable income. These carryforwards expire at various dates through 2021. The Company has incurred additional operating losses through June 30, 2002. The Internal Revenue Code and Income Tax Regulations contain provisions which limit the use of available net operating loss carryforwards in any given year should significant changes (greater than 50%) in ownership interests occur. The stock purchase by Moneyline will result in a limitation on the amount of net operating losses incurred prior to May 16, 2002 that may be utilized in any given year.

The Company incurred net operating losses during the three and six month periods ended June 30, 2002. The Company recorded a full valuation allowance against the net deferred tax asset attributable to its net operating loss carryforwards. During the three and six month periods ended June 30, 2001 the Company did not record a provision for income taxes due to its significant net operating loss carryforwards available to offset its taxable income.


8.  Debt

Sanmina Note

In January 1999, the Company converted outstanding accounts payable to Sanmina Corporation to a $4,300,000 three-year term note accruing interest at 7% per annum. As consideration for the restructuring of accounts payable balances to a long-term note, the Company issued Sanmina a warrant to purchase 7,857 shares of its common stock, with an exercise price of $96.25 per share. An independent appraisal assigned a market value of $127,759 to this warrant. The Company recorded the value of the warrant as a debt discount and amortized the value of the warrant over the life of the note. In June of 1999 the Company repaid $1,100,000 of the note principal.

In January 2000, the Company defaulted on the interest payment due to Sanmina and did not make subsequent interest and principal payments to Sanmina when due through August 2000. In August 2000, the Company renegotiated the terms of the note to Sanmina. Under the amended terms of the note, the Company paid $150,000 on August 25, 2000 and $150,000 in November 2000. Commencing February 2001, the Company was obligated to pay an amount each month equal to a percentage of the accounts receivable that it collected in the previous calendar month, with the percentage ranging from 0% to 5%, based upon the net amount of accounts receivable collected. Any principal and accrued interest thereon remaining on the note was due in full on January 12, 2002. The Sanmina note was collateralized by the Company's personal property and certain other assets, and as of May 16, 2002, the Company was in default of this note.

On May 17, 2002, the Company made a payment of $1,100,000 to Sanmina with respect to all its outstanding claims under this note, which claims consisted of an outstanding principal balance of $2,900,000 and accrued interest of $587,145. This payment resulted in a gain on the extinguishment of debt of $2,387,145. Such gain has been recognized as an extraordinary gain in the results of operations for the quarter ended June 30, 2002.

Bridge Loans

On January 24, 2002, the Company completed a private placement of $500,000 of 9% unsecured promissory notes and warrants to purchase 200,000 shares of the Company's common stock at an initial exercise price of $1.30 per share. The unsecured notes were due and payable upon the earlier of April 24, 2002 or the date on which the Company completed its next debt or equity financing in which it raised in excess of $2,500,000 in gross proceeds. The holders of the unsecured promissory notes had the right to convert all or any portion of the principal amount of the notes into the securities that the Company issues in its next financing. The holders of the unsecured notes were required to elect to convert by the closing of the financing. If the holders did not elect to convert by the closing date, the right to convert terminated. The notes accrued interest at a rate of 9% per annum. Interest accrued from January 24, 2002 through the date on which the notes become due and payable. In the event the notes were not paid at maturity, the interest rate would increase to 18% until the notes were paid.

The warrants are exercisable beginning on July 24, 2002 and will be exercisable until July 23, 2007. The initial exercise price for the warrants of $1.30 per share is subject to adjustment in certain limited circumstances. The warrants have a cashless exercise provision. The fair value of the warrants, calculated using the Black Scholes option pricing model, in the amount of $172,000 was recorded as a debt discount and was amortized over the life of the notes to interest expense. On May 16, 2002 the principal balance of the notes and accrued interest in the aggregate amount of $513,808 were exchanged for 856,659 shares of the Company's common stock pursuant to the terms and conditions of the Agreement (see
Note 3).

On March 28, 2002, the Company borrowed the aggregate principal amount of $349,000 pursuant to a 9% unsecured promissory notes. In connection with the loan, the Company also issued to the lenders warrants to purchase 698,000 shares of the Company's common stock at an initial exercise price of $1.30 per share. The fair value of the warrant, calculated using the Black Scholes option pricing model, in the amount of $299,000 was recorded as a debt discount and was amortized over the life of the note to interest expense. The notes were due and payable on the earlier of June 26, 2002 or the date on which the Company completed its next debt or equity financing in which it raised an aggregate, on a cumulative basis, in excess of $2,500,000 in gross proceeds. The holders of the unsecured promissory note had the right to convert all or any portion of the principal amount of the note into the securities that the Company issued in its next financing. The holders of the unsecured notes were required to elect to convert by the closing of the financing. If the holders did not elect to convert by the closing date, the right to convert terminated. The notes accrued interest at a rate of 9% per annum. Interest accrued from March 28, 2002 through the date on which the notes became due and payable. On May 16, 2002 the principal balance of the notes and accrued interest in the aggregate amount of $353,217 were exchanged for 588,909 shares of the Company's common stock pursuant to the terms and conditions of the Agreement (see Note 3).

On April 25, 2002, the Company borrowed $200,000 pursuant to a 9% unsecured promissory note. In connection with the loan, the Company also issued to the lender a warrant to purchase 400,000 shares of the Company's common stock at an initial exercise price of $1.30 per share. The fair value of the warrant, calculated using the Black Scholes option pricing model, in the amount of $167,000 was recorded as interest expense. The note was due and payable on demand or on the date on which the Company completes its next debt or equity financing in which it raises in the aggregate, on a cumulative basis, in excess of $2,500,000 in gross proceeds. The holder of the note had the right to convert all or any portion of the principal amount of the unsecured promissory note into the securities that the Company issued in its next financing. The holder of the unsecured note was required to elect to convert by the closing of the financing. If the holder did not elect to convert by the closing date, the right to convert terminated. The note accrued interest at a rate of 9% per annum. Interest accrued from April 25, 2002, through the date on which the note was payable. In the event the note was not paid at maturity, the interest rate would increase to 18% until the note was paid. On May 16, 2002 the note and accrued interest in the amount of $201,036 were exchanged for 335,181 shares of the Company's common stock pursuant to the terms and conditions of the Agreement (see Note 3).

At May 16, 2002, the Company was in default of the 9% unsecured promissory notes issued in the private placement completed on January 24, 2002, as well as its 9% senior secured promissory notes issued in September and October of 2001 and its 9% unsecured promissory notes issued in November and December of 2001. The aggregate principal balance of the Company's notes in default was approximately $2,675,000. Certain of such notes were secured by all of the Company's assets and intellectual property. These notes and accrued but unpaid interest thereon were exchanged for 4,664,073 shares of the Company's common stock on May 16, 2002, pursuant to the terms and conditions of the Agreement (see Note 3).


9.  Non-Cash Transactions

The Company had the following non-cash investing and financing activities during the six months ended June 30, 2002 and 2001:


                                                                                              Six months ended June 30,
                                                                                                 2002              2001
                                                                                          ----------------------------------

Issuance of common stock upon conversion of bridge notes and related interest               $3,866,895        $      -
Note payable issued to fund prepaid insurance                                                   62,750          139,747
Accrual of common stock issuance costs                                                               -           38,375
Issuance of common stock warrants with bridge notes                                            639,208          328,539

Amounts related to business combinations:
       Fair value of assets acquired, net of cash acquired                                   6,948,080                -

        Less: Common stock issued                                                            4,365,614                -
                  Fair value of options and warrants issued                                    842,077                -
                                                                                           -----------
                                                                                             5,207,691                -
                                                                                           -----------

Payment for B2BVideo, net of cash acquired                                                  $1,740,389                -
                                                                                            ===========


10. Concentration of Risk


Three customers accounted for 43%, 24% and 12% of our total revenues in the quarter ended June 30, 2002. During the six months ended June 30, 2002 three customers accounted for 33%, 27% and 10% of our revenues. At June 30, 2002, three other customers accounted for 33%, 29%, and 23% of our accounts receivable. In the quarter ended June 30, 2001, two customers accounted for 71% and 26% of our total revenues. During the six months ended June 30, 2001 two customers accounted for 55% and 33% of our revenues.


11. Subsequent Events

On July 9, 2002, Moneyline elected to exercise its warrant pursuant to the cashless exercise provision contained in the warrant agreement between the Company and Moneyline governing such warrant. As a result of this cashless exercise Moneyline received 8,202,863 newly issued shares of the Company's common stock. Moneyline retains the right pursuant to the remaining portion of the warrant to purchase up to 100,000 shares of common stock at a price of $0.60 per share (subject to adjustment). After the exercise of the warrant, Moneyline owns approximately 58.4% of the Company's outstanding common stock as of September 26, 2002.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Quarterly Report on Form 10-QSB, other than historical financial information, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements involve known and unknown risks, uncertainties or other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Factors that might cause such a difference include risks and uncertainties related to our dependence on the emerging market for video broadcast, retrieval and conferencing, development of additional products, protection of our intellectual property, limited marketing experience, limited number of customers, and the need for additional personnel, as well as risks and uncertainties associated with our growth strategy, technological changes and competitive factors affecting us. The most important of these risks are discussed in more detail below under the heading "Risk Factors" and we urge you to read these in their entirety.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-QSB.

OVERVIEW

Organization and Business

Video Network Communications, Inc. ("VNCI" or the "Company") is a Delaware corporation formed in 1993 to design, develop and market full-motion, high resolution, cost-effective video network systems. Our VidPhone system distributes video to and from desktop and laptop personal computers and conference rooms configured with VidPhone stations, over the same wiring used by the telephone. Users of our VidPhone video network system can view broadcast video, participate in multi-party videoconferences and retrieve stored video on demand. We believe that the VidPhone system offers greater functionality and compatibility with existing infrastructure and higher quality than other video network or conferencing systems available today.

On May 16, 2002 we acquired 100% of the outstanding common stock of B2BVideo Network Corp. ("B2BVideo"). B2BVideo offers a comprehensive range of services to support business-to-business video communications. B2BVideo provides an integrated, scalable platform for the delivery of television quality video to the desktop. Its solution enables companies to integrate a variety of video applications, such as business television broadcasting, videoconferencing, training, and streaming, onto a single network that uses a company's existing infrastructure yet does not interfere with existing Local or Wide Area Networks.

B2BVideo's broadband video platform provides television quality video from any desktop to any desktop on the network and supports a variety of applications including videoconferencing, video broadcasting and access to third party business programming. B2BVideo offers its services in major cities throughout the world via its unique Broadband Video IP Multicast network.

In the second quarter of 2002, we hired a new Executive Vice President of Sales and Marketing who will oversee our entry into broader markets with a focus on integrating network service offerings as part of our vertical sales and marketing initiatives. He has continued our sales strategy of focusing on our five vertical markets: healthcare, government, video production and distribution, finance and education. We have established reference accounts in the healthcare, government and video production and distribution markets and we believe that we have made substantial inroads in the education market. While we achieved important successes with equipment sales in both the healthcare and government markets during 2001, customers in the video production and distribution market are indicating that future capital budgets are heavily constrained as a result of the slowing economy. As the economy continues to be generally weak, we continue to focus on identifying new potential customers for whom video application is "mission critical" because we believe these potential customers will be able to realize a return on their investment or an overall cost savings as the result of an investment in a video network system.

Although we experienced a delay in purchases as a result of the tragic events of September 11, 2001, these same events also have generated significant new interest in our video network products as corporate America and the Federal government evaluate alternatives to travel for business purposes and the increased use of video for security. Our web-site traffic and telephone inquires for our products and services have roughly doubled. We believe this new interest in visual communications will accelerate the adoption of video networks by large, complex organizations. During the second quarter of 2002, we announced the release of EyeNet, a rapidly deployable security network that integrates key surveillance technologies such as television quality video with digital video recording, two-way video communications, alarm monitoring, emergency response and biometrics such as facial recognition. Ideal applications for EyeNet include airport and mass transit security, highway surveillance, military installation security, and campus monitoring. However, we cannot predict when or if this new interest will result in orders for our products especially given the current weak economic environment.

For the remainder of 2002, we intend to intensify our focus on selling and marketing our video network solutions and continuing product development to meet customer demands for new functionality and to lower the cost of our systems. VNCI, B2BVideo and Moneyline Networks, LLC ("Moneyline") entered into a Strategic Alliance Agreement and certain technology license agreements pursuant to which VNCI and B2BVideo will license software and network processes and sell video equipment to Moneyline. Moneyline will be the exclusive distributor of VNCI's equipment to the financial services market.

Specifically, our goals are to:

(i) significantly enhance our marketing and public relations programs to create better awareness of our products among prospective customers, industry analysts and financial analysts

(ii)     develop our direct sales through the addition of sales people

(iii) continue enhancing our video network system to refine and improve its functionality to meet new customer requirements and to lower our costs and the price of our system through improved design

(iv) utilize our new strategic alliance with Moneyline to market our video network system as the video solution of choice to users in the financial services sector

(v) use our current strategic and reseller arrangements to increase sales and create brand name recognition of our product.

Our ability to meet these objectives is subject to a number of risks and uncertainties, including our ability to develop new strategic relationships with significant potential resellers, our ability to sell and market our product and develop market awareness of our video network system and our ability to obtain financing when required. We have subcontracted all major manufacturing and production activities and plan to continue doing so for the foreseeable future, but we will continue to retain test and quality assurance functions until all subcontractors are certified with respect to quality.

We have suffered recurring losses from operations, have experienced recurring negative cash flow from operations, have had a working capital deficiency and, have a significant accumulated deficit. We expect to continue to incur significant operating expenses to support product development efforts and to enhance our sales and marketing capabilities. At this stage, it is difficult to predict with accuracy the level of our sales in future periods, or when marketing initiatives will result in sales. Accordingly, we expect to continue to experience significant, material fluctuations in our revenues on a quarterly basis for the foreseeable future. We have required substantial funding through debt and equity financings since our inception to complete our development plans and commence full-scale operations. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Financing

On May 16, 2002, we entered into a Stock Purchase Agreement (the "Agreement") with Moneyline, a wholly owned subsidiary of Moneyline Telerate Holdings. Pursuant to the Agreement Moneyline purchased 25,000,000 shares of our common stock (representing approximately 51.4% of our outstanding common stock at June 30, 2002) for aggregate cash consideration of $15,000,000 and received a warrant to purchase an additional 11,250,000 shares of our common stock, with an exercise price of $0.60 per share and a cashless exercise mechanism.

Simultaneously, certain existing and new investors purchased 7,750,000 newly issued shares of our common stock at $0.60 per share, providing aggregate gross proceeds of $4,650,000 to us.

Also as part of the above transaction, the following took place:

     a) A payment of $1,100,000 was made to Sanmina Corp. to extinguish a secured promissory note issued to Sanmina by us, with an outstanding principal balance of $2,900,000 and accrued interest of $587,145. We recognized an extraordinary gain of $2,387,145 relating to the extinguishment of this debt during the quarter ended June 30, 2002;

     b) A payment to Shaw Pittman LLP, a supplier to us, of $250,000 to settle outstanding invoices of approximately $378,000;

     c) Promissory notes in the aggregate principal amount of $3,723,982 and accrued interest of $142,913 were exchanged for 6,444,823 shares of the Company's common stock. Warrants to purchase an aggregate of 2,567,992 shares of common stock previously issued to the holders of promissory notes were repriced. The exercise price of such warrants, which ranged from $1.30 to $5.00 per share, was reduced to $0.60 per share. The increase in the fair value of the warrants, in the amount of $405,488 was recorded as a deemed dividend.


The Company incurred estimated costs and expenses of approximately $3,226,000 in connection with the Agreement and the acquisition of B2BVideo. Fifty percent (50%) of these costs, which are comprised primarily of legal, investment banking and accounting fees, were allocated to the Agreement and fifty percent (50%) were allocated to the acquisition of B2BVideo. The expenses allocated to the Agreement, in the amount of approximately $1,613,000, have been recorded as a reduction of additional paid-in capital.

Pursuant to the Agreement, Moneyline has the right to appoint a majority of the members of the Company's Board of Directors.

Acquisition of B2BVideo Network Corp.

On May 16, 2002, we acquired B2BVideo, which was formed in December 1999 to deliver to business users managed enterprise video services. B2BVideo believes it is the first company to deliver broadcast quality video over an Internet Protocol ("IP") Multicast network for delivery to the desktop. IP Multicast enables B2BVideo to provide multiple streams of high quality video to thousands of points on the network. B2BVideo offers products and services that enable businesses to integrate all of their video applications onto a single platform for delivery of broadcast quality video to the desktop. B2BVideo customers can: (1) distribute their own programming to employees, clients and other audiences over Private Video Networks (PVNs), (2) access a wide range of business programming (i.e. television programs, training videos, industry conferences, etc.), and (3) conduct video calls and videoconferences. As a result of the acquisition, B2BVideo became a wholly owned subsidiary of the Company.

In the past, our core video network technology solution has been utilized to support video collaboration in various vertical markets. Our network technology has been primarily contained within the local business enterprise. Connectivity through the wide area network ("WAN") has typically been established through less reliable and bandwidth constrained integrated services digital network (ISDN) service connections. While VNCI's technology has resulted in various high profile customer installations, we recognized the need to enhance its video technology solution into the WAN. In addition, we began to see the strategic advantages of offering a managed service end-to-end video solution. B2BVideo's product offerings focus on delivering highly reliable, high quality end-to-end managed video service that solve the traditional shortcomings of WAN video distribution.

The following consideration was issued in connection with the acquisition of B2BVideo:

     a) B2BVideo's common and preferred shareholders were issued 3,000,000 shares of our common stock;

     b) Options to purchase B2BVideo's Series A Preferred Stock were exchanged for options to purchase 139,123 shares of our common stock;

     c) Options to purchase 2.75 Units of B2BVideo, each Unit consisting of (A) 50,000 shares of B2BVideo's Series B Preferred Stock and
         (B) warrants to purchase 50,000 shares of B2BVideo's common stock, were exchanged for options to purchase an aggregate of 185,497 shares of our common stock and warrants to purchase 46,374 shares of our common stock;

     d) Warrants to purchase 3,176,000 shares of B2BVideo's common stock issued and outstanding immediately prior to the closing date were exchanged for warrants to purchase 1,165,328 shares of our common stock;

     e) Warrants to purchase 3,449,000 shares of B2BVideo's common stock were terminated upon consummation of the acquisition of B2BVideo;

     f) Holders of senior secured promissory notes of B2BVideo with an aggregate principal balance of $2,500,000 plus accrued interest were exchanged for 4,276,023 shares of our common stock and;

     g) Options to purchase 707,925 shares of our common stock were issued to employees of B2BVideo in exchange for outstanding vested B2BVideo options. These options were 100% vested at the date of issuance.

The following table sets forth the components of the purchase price:

                  Common stock issued                        $  4,365,614
                  Options issued to employees                     242,185
                  Warrants issued                                 476,314
                  Options issued to non-employees                 123,578
                  Payment for B2BVideo liabilities                145,935
                  Estimated transaction costs                   1,612,788
                                                             ------------

                  Total purchase price                       $  6,966,414
                                                             ============


The consideration issued to holders of B2BVideo's equity instruments and debtholders in connection with the acquisition of B2BVideo was valued as follows:

     a) VNCI's Common Stock - The value of our common stock was determined to be $0.60 per share, the price at which we sold our common stock to Moneyline and certain existing and new investors on May 16, 2002;

     b) Options issued to B2BVideo's employees - All outstanding options held by employees to purchase B2BVideo's common stock have been exchanged for options to purchase 707,925 shares of our common stock. The options have varying exercise prices and were 100% vested at the date of issuance. We valued such stock options using the Black Scholes option pricing model at $242,185. The calculation was based on the following assumptions:

                  Volatility                                144%
                  Expected life                             3 years
                  Risk free interest rate                   3.8%
                  Dividend Rate                             None

     c) Warrants - Warrants to purchase our common stock issued in connection with the acquisition were also valued using the Black Scholes option pricing model. The warrants have varying exercise prices. We valued such warrants at $476,314. The calculation was based on the same assumptions as discussed in b) above;

     d) Options issued to non-employees - Options to purchase our common stock issued in connection with the acquisition were valued using the Black Scholes option pricing model. The options have varying exercise prices. We valued such options at $123,578. The calculation was based on the same assumptions discussed in b) above.

The allocation of the purchase price consideration to the assets acquired and liabilities assumed as of the acquisition date was based upon preliminary estimates of the fair market value of the acquired assets and assumed liabilities. These estimates of fair market value may change based upon completion of our final valuation of the assets and liabilities of B2BVideo, which we expect to be complete by December 31, 2002.

The following table provides the preliminary estimated fair value of the acquired assets and liabilities assumed:

                  Current assets                             $    683,303
                  Property and equipment                        1,141,640
                  Other assets                                    207,410
                  Liabilities assumed, current                 (1,333,388)
                                                             ------------

                  Fair value of net assets acquired               698,965
                                                             ------------

                  Preliminary goodwill                          6,267,449
                                                             ------------

                  Total estimated fair value of net assets
                  acquired and recorded goodwill            $   6,966,414
                                                            =============


Critical Accounting Policies and Significant Estimates

The SEC recently issued disclosure guidance for "critical accounting policies". The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

The following listing is not intended to be a comprehensive list of all of our accounting policies. Our significant accounting policies are more fully described in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2001. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principals, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result.

We have identified the use of estimates, the valuation of inventory and revenue recognition as critical accounting policies.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant accounting estimates used in the preparation of our consolidated financial statements include the fair value of acquired assets, purchase price allocations, the fair value of equity securities underlying stock based compensation, the realizability of deferred tax assets, the carrying value of inventory and depreciation and amortization.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventory consists primarily of finished goods and subassembly components. During the quarter ended June 30, 2002 we recorded a charge of $370,000 for excess and slow-moving inventories.

Revenue Recognition

Revenues from sales of our hardware products are recognized when the equipment has been delivered to the customer, title has passed, the equipment has been accepted by the customer, the collection of the sales price is probable and, no further obligations to the customer exist. Certain sales of equipment include software that enables the customer to utilize network services provided by us. Such sales are deferred and revenue is recognized ratably over the life of the associated network service contract, which is generally two years. Network services revenue is recognized in the period that the contract services are provided to the customer. Service revenues associated with time and materials consulting projects are recognized at the time the services are rendered, collection is probable, and we have no further obligations to the customer. Revenues from maintenance contracts are recognized ratably over the term of the contract as services are performed.

Deferred Revenue

Amounts received prior to the delivery of equipment or contracted services are recognized as a liability and revenue recognition is deferred until such time that all revenue recognition criteria have been met. Revenue recognition for equipment sales is deferred until the equipment has been delivered, title has passed to the customer and the equipment has been accepted by the customer. Deferred revenues related to service contracts are deferred until such time that the services have been performed. Revenues related to sales of equipment and software associated with network services contracts are recognized ratably over the term of the network services contract. At June 30, 2002 and December 31, 2001, we had deferred revenue of $159,463 and $28,263 respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The following discussion reviews items incorporated in our financial statements that required the use of significant management estimates.

Valuation of equity instruments issued to third parties - In connection with various debt financings consummated during 2002 and 2001, we issued warrants to purchase shares of our common stock to the purchasers of our notes. The value of these warrants were recorded as a debt discount and amortized to interest expense over the life of the related debt instrument. The Black Scholes option pricing model was used to determine the fair value of the warrants, which required management to make certain estimates for values of variables used by the model. We estimated the values for stock price volatility, the expected life of the equity instruments and the risk free rate based on information that was available to management at the time the Black Scholes option pricing calculations were performed.

In connection with our acquisition of B2BVideo we issued options and warrants to shareholders and employees of B2BVideo. The value of these equity instruments has been included in the purchase price of B2BVideo. The Black Scholes option pricing model was used to determine the fair value of these equity instruments, which required management to make certain estimates for values of variables used by the model. We estimated the values for stock price volatility, the expected life of the equity instruments and the risk free rate based on information that was available to management at the time the Black Scholes option pricing calculations were performed.

Allocation of Purchase Price - In connection with our purchase of B2BVideo, we allocated the total acquisition costs to all tangible and intangible assets acquired and all liabilities assumed, with the excess purchase price over the fair value of net assets acquired recorded to goodwill. To arrive at the allocation of the total purchase price, management used the best information available to make certain assumptions in estimating the fair value of B2BVideo's tangible assets, intangible assets (such as trademarks, brand, intellectual property rights to developed technology, customer lists, and long term contracts) and liabilities.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, Business Combinations. SFAS 141 applies to all business combinations initiated after June 30, 2001 and to all business combinations accounted for using the purchase method for which the date of the acquisition is July 1, 2001 or later. This statement requires all business combinations to be accounted for using one method, the purchase method. Under previously existing accounting pronouncements, business combinations were accounted for using one of two methods, the pooling-of-interest method or the purchase method. We adopted SFAS 141 on January 1, 2002. The adoption of this standard did not have a significant impact on our financial position or results of operations.

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS 142, goodwill and certain intangible assets will no longer be amortized, but rather reviewed for impairment on a periodic basis. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. SFAS 142 is required to be applied at the beginning of our fiscal year and to be applied to goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and certain intangible assets that arise due to the initial application of this Statement are to be reported as resulting from a change in accounting principle. Goodwill and indefinite lived intangible assets acquired after June 30, 2001, will not be subject to amortization pursuant to the provisions of this Statement. We adopted SFAS 142 on January 1, 2002. The adoption of this standard did not have a significant impact on our financial position or results of operations.

In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management believes that the adoption of this standard will not have a significant impact on our financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 retains the requirements of SFAS No. 121 to recognize an impairment loss only if the carrying value of a long-lived asset is not recoverable from its estimated undiscounted cash flows and to measure an impairment loss as the difference between the carrying value and fair value of the asset, but it establishes new standards for long-lived assets to be disposed of. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We adopted SFAS 144 on January 1, 2002. The adoption of this standard did not have a significant impact on our financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30 "Reporting Results of Operations". This statement also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. Certain provisions of this statement will be effective for the Company for the year ending December 31, 2003, other provisions are effective for transactions occurring after May 15, 2002 or to financial statements issued after May 15, 2002. Management believes that the adoption of the provisions of this standard that will be effective January 1, 2003 will not have a significant impact on the Company's financial position or results of operations. The adoption of the provisions of this standard that were affective May 15, 2002 did not have a significant impact on the Company's financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 will supersede Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that costs associated with an exit or disposal plan be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management believes that the adoption of this standard will not have a significant impact on our financial position or results of operations.


RESULTS OF OPERATIONS

Our financial results include the results of B2BVideo beginning from May 17, 2002, the date of the acquisition of B2BVideo.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001

Revenues - At this stage of our product's market development, it is difficult for us to predict with accuracy the level of our sales in future periods, or when our marketing initiatives will result in higher sales. We have relatively few customers and individual system purchases normally exceed $100,000. These large individual sales continue to account for a significant portion of our revenues. Accordingly, we expect to continue to experience significant material fluctuations in our revenues on a quarterly basis for the foreseeable future. We recognized $172,000 in revenues during the three months ended June 30, 2002 compared to $9,156,000 in the second quarter of 2001, representing a decrease of approximately $8,984,000, or 98%, further explained in the two subsequent paragraphs. B2BVideo contributed $74,000 of revenue subsequent to its acquisition.

Revenues related to product sales were $36,000 in the second quarter of 2002 compared to $262,000 recognized in the comparable period of 2001, a decrease of $226,000, or 86%. The decline in equipment sales was due to decreases in both the number of customers and the average order size experienced in the second quarter of 2002 compared to the comparable period of 2001. We believe these results are, in part, indicative of the quarter to quarter variability inherent in our business because purchases of our video network system constitute a substantial capital expenditure by our customers and, at this stage of our development as we build our customer base, each sale of our equipment constitutes a relatively large portion of our revenues for the period in which the sale is recognized.

Revenues related to installation and other services were $136,000 in the second quarter of 2002 compared to $8,894,000 in the comparable period of 2001. In the second quarter of 2001, nearly all of this revenue was due to our recognition of revenues related to the E-Rate Program, the U.S. government's subsidized education program. We have not been awarded any contracts, and have not recorded any revenues, related to the E-Rate Program in 2002. While we will continue to pursue E-Rate contracts, there can be no assurance that we will be awarded any. Included in service revenues in the second quarter of 2001 was $2,111,000 of management fees related to the E-Rate Program. No management fees were recognized in the second quarter of 2002. Also included in service revenue for second quarter of 2001 was $6,530,000 that resulted from the completion of a major systems integration project related to the E-Rate Program on which we had been working for several quarters.

We have a limited customer base with several customers providing in excess of 10% of our total revenues. Three customers accounted for 43%, 24% and 12% of our total revenues in the quarter ended June 30, 2002. Two customers accounted for 71% and 26% of total revenues for the quarter ended June 30, 2001. Three customers accounted for 33%, 29%, and 23% of our accounts receivable at June 30, 2002, and four customers accounted for 30%, 16%, 13%, and 10% of accounts receivable outstanding as of December 31, 2001.

Costs of Revenues - Costs of revenues for the three months ended June 30, 2002 were $672,000. This represented a decrease of $5,080,000 from the $5,752,000 recorded in the comparable period of 2001. The second quarter of 2002 included $370,000 for an increase in the reserve for excess inventory. Excluding this adjustment, the cost of product sales as a percentage of product sales was approximately 243% and 130% in the three months ended June 30, 2002 and 2001, respectively. Included in the costs of revenues for product sales were charges related to under-absorbed production costs of $65,000 and $200,000, respectively due primarily to lower than projected production volume. Costs of revenues for services for the three months ended June 30, 2002 were $216,000 compared to $5,413,000 in the same period of 2001, reflecting costs of providing installation and other services as well as costs associated with the systems integration project completed during the second quarter of 2001

Gross Margin - Gross margin on total sales was a loss of approximately $500,000 for the period ended June 30, 2002 as compared to gross margin of $3,404,000 for the second quarter in 2001. Excluding the adjustment to the excess inventory reserve discussed above, the gross margin percentage on equipment sales in the second quarter of 2002 was negative 143%, compared to negative 30% realized on equipment sales in the comparable period of 2001, due primarily to the charges incurred for under-absorbed manufacturing costs due to low product sales volume. The gross margin percentage on service revenues for the second quarter of 2002 was negative 59% compared to positive 39% in the second quarter of 2001. The higher gross margin percentage on service revenues achieved in the second quarter of 2001 was attributable to management fees for the E-Rate Program earned in that quarter. There were no management fees recorded in the second quarter of 2002.

Research and Development - Research and development costs decreased to $510,000 in the three months ended June 30, 2002, compared to $741,000 in the second quarter of 2001, a decline of $231,000, or 31%. B2BVideo had post-acquisition research and development costs of $193,000. In addition, second-quarter expenses were reduced $244,000 due to renegotiated payments to vendors. Excluding B2BVideo and the renegotiated payments, research and development costs declined $181,000, or 24%. Approximately $128,000 of the reduction resulted from lower staffing costs due to a reduction in staffing levels in this department. Approximately $42,000 of the decrease was due to reduced spending on materials, equipment and testing services used in support of research projects in the second quarter of 2002 compared to the same period in 2001. Depreciation charged to research and development decreased $16,000.

Selling, General and Administrative Expenses - Selling, general, and administrative expenses decreased to $1,006,000 during the three months ended June 30, 2002, from $1,757,000 during the three months ended June 30, 2001, a decline of $751,000, or 43%. B2BVideo reported post-acquisition expenses of $349,000. Expenses were reduced $508,000 by renegotiated payments to vendors. Excluding B2BVideo and renegotiated payments, expenses declined $592,000, or 34%. Advertising and marketing materials decreased $366,000 in the 2002 period mainly due to reduced spending on sales samples and trade shows. Travel and entertainment expenditures declined $113,000 in the quarter ended June 30, 2002. Staff costs were approximately $71,000 less in the current period than in the comparable period of 2001.

Net Interest Expense - Net interest expense of $582,000 was incurred in the second quarter of 2002, which was $534,000 higher than the $48,000 recorded in the same period of 2001. Of the increase, $492,000 was due to the amortization of debt discount recorded for the fair value of warrants issued in connection with various bridge notes issued by the Company. On May 16, 2002 these bridge notes with an aggregate principal balance of $2,723,982 were exchanged for shares of common stock of the Company. Interest on notes payable increased from $40,000 in the second quarter of 2001 to $77,000 in the second quarter of 2002 due to the higher level of debt assumed through the issuance of bridge notes in 2001 and 2002, offset by lower levels of other debt. Interest expense decreased significantly following the infusion of capital that resulted from the financing transaction completed on May 16, 2002.

Gain on Extinguishment of Debt - A payment of $1,100,000 was made to Sanmina Corp. to extinguish a secured promissory note issued to Sanmina Corp. by us, with an outstanding principal balance of $2,900,000 and accrued interest of $587,145. We recognized an extraordinary gain of $2,387,145 relating to the extinguishment of this debt during the quarter ended June 30, 2002.


COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001

Revenues - We recognized $539,000 in revenues during the six months ended June 30, 2002 compared to $11,810,000 in the first half of 2001, representing a decrease of approximately $11,271,000, or 95% for the reasons discussed below. Included in this amount are B2BVideo revenues of $74,000 reported subsequent to acquisition.

Revenues related to product sales were $352,000 in the first half of 2002 compared to $2,346,000 recognized in the comparable period of 2001, which was a decrease of $1,994,000, or 85%. The decline in equipment sales was due to decreases in both the number of customers and the average order size experienced in the first half of 2002 compared to the same period in 2001.

Revenues related to installation and other services were $187,000 in the first half of 2002 compared to $9,463,000 in the comparable period of 2001. Included in service revenues in the first half of 2001 was $2,578,000 of management fees related to the E-Rate Program. No management fees were recognized in the comparable period of 2002. Also included in service revenue for the first half of 2001 was $6,530,000 of E-Rate Program revenue that resulted from the completion of a major systems integration project on which we had been working for several quarters. Of the revenues recorded in the first six months of 2002 and 2001, $266,000 and $47,000, respectively, were for sales of equipment to B2BVideo, prior to its acquisition by the Company.

Costs of Revenues - Costs of revenues for the six months ended June 30, 2002 were $927,000, which was a decrease of $6,082,000 from the $7,009,000 recorded in the comparable period of 2001. The first half of 2002 included $370,000 for an increase in the reserve for excess inventory. Excluding this adjustment, cost of product sales as a percentage of product sales was approximately 93% and 66% in the six months ended June 30, 2002 and 2001, respectively. Included in the costs of revenues for product sales were charges related to under-absorbed production costs due primarily to lower than projected production volume of $108,000 and $402,000, respectively. Costs of revenues for services for the six months ended June 30, 2002 were $230,000 compared to $5,458,000 in the first half of 2001, and reflected the costs of providing installation and other services as well as the costs associated with the systems integration project completed during the second quarter of 2001.

Gross Margin - Gross margin on total sales was a loss of approximately $388,000 for the six months ended June 30, 2002 compared to a gross margin of $4,801,000 for the comparable period in 2001. Excluding the inventory reserve adjustment of $370,000, the gross margin percentage on equipment sales in the first half of 2002 was 7%, compared to 34% realized on equipment sales in the comparable period of 2001, due primarily to the charges incurred for under-absorbed manufacturing costs due to low product sales volume. The gross margin percentage on service revenues for the first six months of 2002 was negative 23% compared to a positive 42% in the first half of 2001. The higher gross margin percentage on service revenues achieved in the first half of 2001 was attributable to management fees earned in that period. There were no management fees recorded in the comparable period of 2002.

Research and Development - Research and development costs decreased to $1,071,000 in the six months ended June 30, 2002, compared to $1,445,000 in the first half of 2001, a decline of $374,000, or 26%. B2BVideo had post-acquisition research and development costs of $193,000. In addition, 2002 expenses were reduced $244,000 due to renegotiated payments to vendors. Excluding B2BVideo and renegotiated payments, research and development costs declined $323,000, or 22%. Approximately $279,000 of the reduction resulted from lower staffing costs due to a reduction in staffing levels in the research and development departments. Approximately $42,000 of the decrease was due to reduced spending on materials, equipment and testing services used in support of research projects in the first half of 2002 compared to the same period in 2001. Depreciation charged to research and development decreased $40,000.

Selling, General and Administrative Expenses - Selling, general, and administrative expenses declined to $2,348,000 during the six months ended June 30, 2002, from $3,186,000 during the first half of 2001, a decrease of $838,000, or 26%. B2BVideo had post-acquisition expenses of $349,000. Renegotiated payments to vendors reduced expenses $508,000. Excluding B2BVideo and the renegotiated payments, expenses declined $679,000, or 21%. Advertising and marketing materials were down $360,000 mainly due to reduced spending on sales samples and trade shows. Staff costs were $285,000 less than a year ago. Sales Commissions accounted for 68% of the decrease in staff costs. Travel and entertainment costs declined $172,000. These declines were partially offset by an increase of $317,000 in professional fees, primarily for legal and audit services.

Net Interest Expense - Net interest expense of $1,351,000 incurred in the first half of 2002 was $1,245,000 higher than the $106,000 recorded in the same period of 2001. Of the increase, $1,150,000 was due to the amortization of debt discount recorded for the fair value of warrants issued in connection with various bridge notes issued by the Company. Interest on notes payable increased from $99,000 in the first half of 2001 to $197,000 in the first half of 2002 due to the higher level of debt assumed through the issuance of bridge notes in 2001 and 2002, offset by declining levels of other debt. Net interest expense decreased significantly following the infusion of capital that resulted from the financing transaction completed on May 16, 2002.

Gain on Extinguishment of Debt - A payment of $1,100,000 was made to Sanmina Corp. to extinguish a secured promissory note issued to Sanmina Corp. by us, with an outstanding principal balance of $2,900,000 and accrued interest of $587,145. We recognized an extraordinary gain of $2,387,145 relating to the extinguishment of this debt during the six months ended June 30, 2002.


LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents of $12,529,000 at June 30, 2002 compared to cash and cash equivalents of $507,000 at December 31, 2001, an increase of $12,022,000.

Cash used in operations during the six months ended June 30, 2002 was approximately $4,120,000, which was attributable primarily to continued operating losses. Accounts payable decreased $2,291,000 due partly to lower renegotiated payments made to vendors aggregating approximately $752,000. Accounts receivable decreased $372,000 due to cash received from customers relating to outstanding accounts receivable.

Cash used in investing activities during the first half of 2002 was $1,802,000 incurred primarily for the transaction costs associated with the acquisition of B2BVideo.

Cash provided by financing activities was $17,944,000, consisting of the net proceeds of the sale and issuance of common stock to Moneyline and other investors and the issuance of bridge notes partially offset by the payment of the Sanmina note.

We have suffered recurring losses from operations, have experienced recurring negative cash flow from operations, have had a working capital deficiency, and have a significant accumulated deficit. We expect to continue to incur significant operating expenses to support product development efforts and to enhance our sales and marketing capabilities. At this stage, it is difficult to predict with accuracy the level of our sales in future periods, or when marketing initiatives will result in sales. Each sale of our equipment continues to account for a significant portion of total revenues. Accordingly, we expect to continue to experience significant, material fluctuations in our revenues on a quarterly basis for the foreseeable future. We have required substantial funding through debt and equity financings since our inception to complete our development plans and commence full-scale operations.

We believe we have raised sufficient funds though the May 16, 2002 financing to fund operations through June 30, 2003. Although we expect to generate revenues and profits from operations during the next twelve months, we do not believe that these additional revenues and profits together will be sufficient to fund operations beyond that period. Accordingly, we will require additional financing to fund future operations.

In October 2001, our common stock and publicly traded warrants were delisted from The NASDAQ SmallCap Market because we did not meet The NASDAQ SmallCap Market continued listing requirements. Quotations for our common stock and publicly traded warrants are now available on The OTC Bulletin Board. The market price of our common stock has been highly volatile and may continue to fluctuate in the future. As a result of our stock price volatility, it is difficult to determine the market value of our company.


RISK FACTORS

Risk Factors That May Affect Our Results of Operations and Financial Condition

The following are some of the important risks associated with our business and our strategy, which could impact our future financial condition and results of operations. You should read and consider carefully the following risk factors.

Change of Control

Moneyline acquired a majority share of the Company on May 16, 2002 and we have undergone moderate changes in senior management. This is a new business for Moneyline and they are working with us to improve operations and modify our strategy. One example of this is the Strategic Alliance Agreement under which Moneyline will market our products to the financial services market. There is no guarantee that the synergies expected from the acquisition will materialize.

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

Dependent on Resellers

We have distributed our products through major sellers of telephony products, system integrators and Value Added Resellers ("VARs"). Currently, we have agreements with approximately twelve resellers. These arrangements are for relatively short contractual periods and may be terminated under certain circumstances. We cannot assure you that we will be able to maintain existing reseller relationships or establish new ones. We compete for relationships against third-party resellers with larger, better-established companies with substantially greater financial resources. We have entered into a Strategic Alliance Agreement with Moneyline that will reduce our dependency on VARs.

Resellers May Not Be Effective Distributors

Sales to third party resellers have generated a significant part of our revenues. However, we have sold only a limited number of video network systems and components under our reseller arrangements and to date have recognized minimal revenues from those sales. We currently have limited orders from our resellers for additional sales of VidPhone systems. If our resellers fail to market and sell our products, or our products fail to become an accepted part of the resellers' product offerings, the value of your investment could be reduced.

We May Not Be Able To Develop Direct Sales And Marketing Capabilities

We expect to depend on the marketing efforts of our resellers for the foreseeable future. However, we are developing a direct marketing capability to promote our video network system and to support our resellers. We cannot assure you that we will be able to create awareness of, and demand for, our products through our marketing efforts, or that the development of our direct marketing capabilities will lead to sales of our products and services. If we cannot successfully develop our own sales and marketing capabilities, we may not succeed in building brand-name recognition of the VidPhone system, and we will remain dependent on reseller efforts.

We May Not Be Able to Penetrate the Financial Services Market

VNCI, B2BVideo and Moneyline have entered into a Strategic Alliance Agreement and certain technology license agreements pursuant to which VNCI and B2BVideo will license software and network processes and sell video equipment to Moneyline. Moneyline will be the exclusive distributor of VNCI's equipment to the financial services market. We have no experience with this market.

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

Market Value Is Highly Volatile

The market price of our common stock has been highly volatile and may continue to fluctuate in the future

In October 2001, our common stock and publicly traded warrants were delisted from The NASDAQ SmallCap Market because we did not meet The NASDAQ SmallCap Market continued listing requirements. Quotations for our common stock and publicly traded warrants are now available on The OTC Bulletin Board.

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

                         PART II-OTHER INFORMATION

ITEM 2.  Changes in Securities and Use of Proceeds.

(c) On May 16, 2002, Moneyline, a wholly owned subsidiary of Moneyline Telerate Holdings, purchased 25,000,000 newly issued shares of common stock, par value $0.01 per share ("Common Stock") of the Company for an aggregate purchase price of $15,000,000. In addition, the Company issued to Moneyline a warrant (the "Warrant") to purchase up to 11,250,000 shares of Common Stock at a price of $0.60 per share, subject to adjustment and a cashless exercise mechanism as set forth in the Warrant Agreement, dated May 16, 2002, by and among Moneyline and the Company. The Warrant expires on May 16, 2012. The sale of Common Stock and the Warrant to Moneyline were made pursuant to Regulation D under the Securities Act of 1933, as amended (the "Securities Act") and no underwriting fees or commissions were paid in this transaction.

In connection, and simultaneously, with the investment by Moneyline, certain existing investors of the Company and new investors introduced to the Company by EarlyBirdCapital, a private equity investment bank, purchased an aggregate of 7,750,000 newly issued shares of Common Stock at a price of $0.60 per share and holders of certain outstanding promissory notes of the Company, with an aggregate principal amount of $3,723,982 and accrued interest of $142,913, exchanged such notes for 6,444,823 shares of Common Stock at a value of $0.60 per share. The sale of the Common Stock to these investors was made pursuant to Regulation D under the Securities Act. A fee in the aggregate amount of $1,595,000 was paid by the Company to EarlyBirdCapital in connection with these transactions. The information set forth in "Note 3. Stock Purchase Agreement" in Part I of this Form 10-QSB for the quarter ended June 30, 2002 is incorporated herein by reference.

Also on May 16, 2002, in connection with the Company's acquisition of B2BVideo, the Company issued (i) 3,000,000 shares of Common Stock in exchange for all outstanding shares of B2BVideo common stock, B2BVideo Series A Convertible Preferred Stock and B2BVideo Series B Convertible Preferred Stock not previously owned by the Company; (ii) options to purchase an aggregate of 139,123 shares of Common Stock with an exercise price of $3.95 per share and an expiration date of March 13, 2005 in exchange for options to purchase 412,500 shares of B2BVideo Series A Convertible Preferred Stock; (iii) options to purchase an aggregate of 185,497 shares of Common Stock with an exercise price of $1.48 per share and an expiration date of May 24, 2006 and warrants to purchase an aggregate of 46,374 shares of Common Stock with an exercise price of $5.93 per share and an expiration date of May 24, 2011 in exchange for options to purchase an aggregate of 2.75 units of B2BVideo (each unit consisting of 50,000 shares of B2BVideo Series B Preferred Stock and a warrant to purchase 50,000 shares of B2BVideo common stock); (iv) warrants to purchase an aggregate of 1,165,328 shares of Common Stock with exercise prices ranging from $0.60 to $5.93 and expiration dates ranging from January 10, 2005 to October 2, 2006 in exchange for warrants to purchase an aggregate of 3,176,000 shares of B2BVideo common stock; and (v) 4,276,023 shares of Common Stock in exchange for senior secured promissory notes of B2BVideo with an aggregate principal balance of $2,500,000 plus accrued interest. The aforementioned issuances of Common Stock, options and warrants were made pursuant to Regulation D under the Securities Act and no underwrting fees or commissions were paid in these transactions. The information set forth in "Note 4. Acquisition of B2BVideo Network Corp." in Part I of this Form 10-QSB for the quarter ended June 30, 2002 is incorporated herein by reference.


ITEM 3.  Defaults Upon Senior Securities.

The information set forth in "Note 8. Debt" in Part I of this Form 10-QSB for the quarter ended June 30, 2002 is incorporated herein by reference.


ITEM 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits.

         99.1 Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K during the quarter ended June 30, 2002:

         1) On April 5, 2002 we filed a Current Report on Form 8-K dated March 28 to report additional short-term financing, default on prior notes and discussions on additional financing.
         2) On April 12, 2002 we filed a Current Report on Form 8-K dated April 12, 2002 to report a delay in completing the filing of our Form 10-KSB.
         3) On May 17, 2002 we filed a Current Report on Form 8-K dated May 16, 2002 announcing the stock purchase agreement with Moneyline Networks, LLC and B2BVideo Network Corp.
         4) On May 20, 2002 we filed a Current Report on Form 8-K dated May 20, 2002 advising of the impending filing of our Form 10-KSB.
         5) On May 28, 2002 we filed a Current Report on Form 8-K dated May 16, 2002 disclosing details of the stock purchase agreement with Moneyline Networks, LLC and B2BVideo Network Corp. and the change in control of the Company.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Video Network Communications, Inc.


Date: October 1, 2002                      By:  /s/ Carl Muscari
                                                -------------------------------
                                                Carl Muscari
                                                Chairman, President and
                                                Chief Executive Officer
                                                (duly authorized executive
                                                officer)


Date: October 1, 2002                      By: /s/ Lawrence Kinsella
                                               --------------------------------
                                               Lawrence Kinsella
                                               Chief Financial Officer and
                                               Vice President, Administration
                                               (principal financial officer)



  CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Carl Muscari, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Video Network Communications, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:   October 1, 2002                       /s/ Carl Muscari
                                              ----------------------
                                              Name:  Carl Muscari
                                              Title: Chief Executive Officer


I, Lawrence Kinsella, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Video Network Communications, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:   October 1, 2002                     /s/ Lawrence Kinsella
                                            ---------------------------------
                                            Name:  Lawrence Kinsella
                                            Title: Chief Financial Officer