Form 10QSB
period 2002-09-30
VIDEO NETWORK COMMUNICATIONS INC
filed 2002-11-21
CIK 944310

U.S. SECURITIES AND EXCHANGE
                                  COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB


(Mark One)

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _________ to ____________

Commission file number 000-22235

                      Video Network Communications, Inc.
                    _____________________________________
       (Exact Name of Small Business Issuer as Specified in Its Charter)



             Delaware                                   54-1707962
            ----------                                  ----------

           (State or Other                               (I.R.S.
            Jurisdiction of                              Employer
          Incorporation or                             Identification
            Organization)                                    No.)

                            50 International Drive
                             Portsmouth, NH 03801
                 ___________________________________________
                   (Address of Principal Executive Offices)

                                (603) 334-6700
                ______________________________________________
               (Issuer's Telephone Number, Including Area Code)

       ----------------------------------------------------------------
             (Former Name, Former Address and Former Fiscal Year,
                        if Changed Since Last Report)

         Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
   ---    ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of November 19, 2002: 58,139,783.

         Transitional Small Business Disclosure Format (check one):


                              Yes       No  X
                                  ----     ----

                        PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements


                      VIDEO NETWORK COMMUNICATIONS, INC.
                          CONSOLIDATED BALANCE SHEETS




                  ASSETS                                                             September 30, December 31,

                                                                                         2002           2001
                                                                                    -------------  -------------

                  Current assets:
                      Cash and cash equivalents                                    $   9,104,540  $     507,396
                      Accounts receivable                                                 84,200        604,921
                      Inventory                                                          951,116      1,194,749
                      Other current assets                                               139,132         61,480
                                                                                   -------------  -------------

                  Total current assets                                                10,278,988      2,368,546

                  Property and equipment, net                                          1,225,232        276,729
                  Trademarks and patents, net                                            267,069        285,435
                  Goodwill                                                             6,267,448              -
                  Other assets                                                           215,717          8,309
                                                                                   -------------  -------------

                  Total assets                                                     $  18,254,454  $   2,939,019
                                                                                   =============  =============

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

                  Current liabilities:
                      Accounts payable                                             $   1,500,129  $   2,335,933
                      Deferred revenue                                                   160,237         28,263
                      Accrued liabilities                                                803,407      1,200,579
                      Amount due to related party                                         68,996              -
                      Notes payable                                                       42,503      5,095,739
                      Current portion of capital lease obligations                        26,580         20,742
                                                                                   -------------  -------------

                  Total current liabilities                                            2,601,852      8,681,256

                  Capital lease obligations, less current portion                         18,987         29,003
                                                                                   -------------  -------------

                  Total liabilities                                                    2,620,839      8,710,259
                                                                                   -------------  -------------

                  Stockholders' equity (deficiency):
                  Preferred stock, par value $0.01
                       Authorized shares - 2,500,000
                       None issued and outstanding
                  Common Stock, par value $0.01
                       Authorized shares - 90,000,000
                       Issued and outstanding shares - 48,622,940 and 2,133,594          486,229         21,336
                       Subscribed for warrants exercised - 9,516,843                      95,168              -
                  Additional paid-in capital                                          89,156,590     61,879,866
                  Accumulated deficit                                                (74,104,372)   (67,672,442)
                                                                                   -------------  -------------

                  Total stockholders' equity (deficiency)                             15,633,615     (5,771,240)
                                                                                   -------------  -------------

                  Total liabilities and stockholders' equity (deficiency)          $  18,254,454  $   2,939,019
                                                                                   =============  =============

                  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                          VIDEO NETWORK COMMUNICATIONS, INC.
                                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Three months ended September 30,        Nine months ended September 30,
                                                          2002            2001                    2002            2001
                                                     --------------  --------------          --------------  --------------
  Revenues:
       Products                                      $       76,733  $      213,740          $      428,342  $    2,560,143
       Services                                              29,077         258,732                 216,440       9,721,986
                                                     --------------  --------------          --------------  --------------
                                                            105,810         472,472                 644,782      12,282,129
                                                     --------------  --------------          --------------  --------------

  Costs of revenues:
       Products                                             397,252         295,424               1,094,539       1,845,795
       Services                                             405,163          33,703                 634,867       5,492,011
                                                     --------------  --------------          --------------  --------------

                                                            802,415         329,127               1,729,406       7,337,806
                                                     --------------  --------------          --------------  --------------

  Gross margin                                             (696,605)        143,345              (1,084,624)      4,944,323
                                                     --------------  --------------          --------------  --------------

  Operating expenses:
       Research and development                           1,045,109         647,848               2,115,680       2,093,343
       Selling, general and administrative                1,958,705       1,364,867               4,306,346       4,550,985
                                                     --------------  --------------          --------------  --------------

                   Total operating expenses               3,003,814       2,012,715               6,422,026       6,644,328
                                                     --------------  --------------          --------------  --------------

  Loss from operations                                   (3,700,419)     (1,869,370)             (7,506,650)     (1,700,005)


  Other, net                                                      -               -                     446               -
  Interest income (expense), net                             38,080         (64,304)             (1,312,871)       (170,057)
                                                     --------------  --------------          --------------  --------------
  Loss, before extraordinary gain                        (3,662,339)     (1,933,674)             (8,819,075)     (1,870,062)

 Extraordinary item - Gain on extinguishment of debt              -               -               2,387,145               -
                                                     --------------  --------------          --------------  --------------


  Net loss                                               (3,662,339)     (1,933,674)             (6,431,930)     (1,870,062)

  Deemed dividend attributable to warrant repricing               -               -                (405,488)              -
  Deemed dividend on exercise of warrant                 (4,913,894)              -              (4,913,894)              -
                                                     --------------  --------------          --------------  --------------

  Net loss attributable to common shareholders       $   (8,576,233) $   (1,933,674)         $  (11,751,312) $   (1,870,062)
                                                     ==============  ==============          ==============  ==============



 Loss per share - basic and diluted:
       Loss before extraordinary gain                $         (.06) $         (.91)         $         (.31) $         (.88)
       Extraordinary gain                                         -               -          $          .08               -
       Net  loss attributable to common shareholders $         (.15) $         (.91)         $         (.42) $         (.88)




Weighted average shares outstanding
                   - basic and diluted                   57,055,732       2,133,594              28,308,755       2,133,594
                                                     ==============  ==============          ==============  ==============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                    VIDEO NETWORK COMMUNICATIONS, INC.
                                                   CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                        Nine months ended September 30,
                                                                                              2002             2001
                                                                                        ---------------  ---------------
           Cash flows from operating activities:
               Net loss                                                                   $  (6,431,930)   $  (1,870,062)
               Adjustments to reconcile net (loss) income to net cash used in operating activities:
                  Gain on extinguishment of debt                                             (2,387,145)               -
                  Depreciation                                                                  355,769          229,330
                  Amortization                                                                   18,366           17,306
                  Amortization of debt discount                                               1,150,394           32,341
                  Non-cash compensation expense                                                  85,000           17,180

                Changes in operating assets and liabilities:
                  Accounts receivable                                                           650,188        2,416,079
                  Other current assets                                                          (20,581)           6,542
                  Inventory                                                                     775,296           68,977
                  Accounts payable                                                           (1,876,724)         598,080
                  Deferred revenue                                                              131,974       (2,548,851)
                  Intercompany payable to related party                                          68,995                -
                  Accrued liabilities                                                            85,552         (448,663)
                                                                                        ---------------  ---------------

                                    Net cash used in operating activities                    (7,394,846)      (1,481,741)
                                                                                        ---------------  ---------------

           Cash flows from investing activities:
               Trademarks and patents                                                                -           (36,190)
               Purchase of property and equipment                                             (162,632)          (43,753)
               Payments for acquisition - net of cash acquired                              (1,740,389)                -
                                                                                        ---------------  ---------------

                                    Net cash used in investing activities                   (1,903,021)          (79,943)
                                                                                        ---------------  ---------------

           Cash flows from financing activities:
               Gross proceeds from issuance and sale of common stock                        19,650,000                 -
               Cost associated with issuance and sale of common stock                       (1,612,788)         (163,204)
               Net proceeds from issuance of notes payable                                   1,049,000           445,877
               Repayments of notes payable                                                     (52,190)         (176,906)
               Payment of long-term debt                                                    (1,100,000)                -
               Exercise of stock options                                                        10,300                 -
               Principal payments on capital leases                                            (49,311)          (11,605)
                                                                                        ---------------  ---------------

                                    Net cash provided by financing activities               17,895,011            94,172
                                                                                        ---------------  ---------------

           Net increase (decrease) in cash and cash equivalents                              8,597,144        (1,467,512)

           Cash and cash equivalents, at beginning of period                                   507,396         1,660,051
                                                                                        ---------------  ---------------

           Cash and cash equivalents, at end of period                                     $ 9,104,540         $ 192,539
                                                                                        ===============  ===============


            The accompanying notes are an integral part of these condensed consolidated financial statements

                      VIDEO NETWORK COMMUNICATIONS, INC.

                  Notes To Consolidated Financial Statements

1.      Basis of Presentation

The accompanying consolidated financial statements of Video Network Communications, Inc. ("VNCI" or the "Company") as of September 30, 2002 and for the three and nine month periods ended September 30, 2002 and 2001 have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such financial statements contain all adjustments consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2002 and the results of operations for the three and nine months ended September 30, 2002 and 2001. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the entire year.


The Company has suffered recurring losses from operations, has experienced recurring negative cash flow from operations, has had a working capital deficiency, and has a significant accumulated deficit. The Company expects to continue to incur significant operating expenses to support product development efforts and to enhance its sales and marketing capabilities. At this stage, it is difficult to estimate the level of the Company's sales in future periods, or when marketing initiatives will result in sales. Each sale of the Company's equipment continues to account for a significant portion of total revenues. Accordingly, the Company expects to continue to experience significant, material fluctuations in its revenues on a quarterly basis for the foreseeable future. The Company has required substantial funding through debt and equity financings since its inception to complete its development plans and commence full-scale operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's plans to fund operating losses to date and ultimately attain profitability include the recent financing with Moneyline Networks, LLC and the acquisition of B2BVideo Network Corp. (see notes 3 and 4).



2.       Summary of Significant Accounting Policies

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, B2BVideo Network Corp ("B2BVideo"). All significant intercompany transactions have been eliminated in consolidation.

Use of Estimates


The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results will differ from those estimates. Significant accounting estimates used in the preparation of the Company's consolidated financial statements include the fair value of acquired assets, purchase price allocations, the fair value of equity securities underlying stock based compensation, the realizability of deferred tax assets, the carrying value of inventory and depreciation and amortization.


Inventory


Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventory consists primarily of finished goods and subassembly components. During the quarter ended September 30, 2002 the Company recorded a charge of $300,000 for excess and slow-moving inventories.


Revenue Recognition


Revenues from sales of the Company's hardware products are recognized when the equipment has been delivered to the customer, title has passed, the equipment has been accepted by the customer, the collection of the sales price is probable and, no further obligations to the customer exist. Certain sales of equipment include software that enables the customer to utilize network services provided by the Company. Such sales are deferred and revenue is recognized ratably over the life of the associated network service contract, which is generally two years. Network services revenue is recognized in the period that the contract services are provided to the customer. Network services revenue is recognized in the period in which the contract services are provided to the customer. Recognition of sales starts at the time of acceptance of the customer, which is 30 days from installation of the equipment. Customer has a right of return within 30 days of installation. The customer is also granted a one-year warranty for the proper functioning of the equipment and software. Any losses on contracted sales are recognized in the period the loss has been determined. Service revenues associated with time and materials consulting projects are recognized at the time the services are rendered, collection is probable, and the Company has no further obligations to the customer. Revenues from maintenance contracts are recognized ratably over the term of the contract as services are performed.


Deferred Revenue

Amounts received prior to the delivery of equipment or contracted services are recognized as a liability and revenue recognition is deferred until such time that all revenue recognition criteria have been met. Revenue recognition for equipment sales is deferred until the equipment has been delivered, title has passed to the customer and the equipment has been accepted by the customer. Deferred revenues related to service contracts are deferred until such time that the services have been performed. Revenues related to sales of equipment and software associated with network services contracts are recognized ratably over the term of the network services contract. At September 30, 2002 and December 31, 2001, the Company had deferred revenues of $160,237 and $28,263, respectively.

Costs of Goods and Services Sold


Costs of goods sold include those expenses directly relating to the delivery and installation of the Company's hardware and software products. Costs of goods sold related to equipment and software sales made in conjunction with network services contracts are deferred and amortized ratably over the life of the associated network service contract to insure proper matching against revenues that are deferred. Costs relating to providing network services, primarily consisting of communication costs, are expensed when incurred. Costs of services include those expenses directly relating to providing consulting, implementation and maintenance services to the Company's customers. At September 30, 2002 and December 31, 2001, the Company did not have any deferred costs.

Research and Development and Software Development Costs

 Software development costs are included in research and development and are expensed as incurred. The capitalizable costs of computer software to be sold have been insignificant, since the period between achieving technological feasibility and the general availability of such software has been short. Accordingly, the Company has not capitalized any software development costs.

Income Taxes

Income taxes are accounted for under the asset and liability method pursuant to the provisions of SFAS 109, Accounting for Income Taxes, whereby deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of, the deferred tax assets will not be realized.


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


Fair Value of Financial Instruments

The Company's financial instruments including cash and cash equivalents, accounts receivable, other current assets, capital leases, accounts payable, accrued expenses and short-term notes payable are carried at cost, which approximates fair market value because of the short-term maturity of those instruments. Based on interest rates currently available to the Company for borrowings with similar terms and maturities, the carrying value of the Company's short-term notes payable approximates its current fair value

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations. SFAS 141 applies to all business combinations initiated after June 30, 2001 and to all business combinations accounted for using the purchase method for which the date of the acquisition is July 1, 2001 or later. This statement requires all business combinations to be accounted for using one method, the purchase method. Under previously existing accounting pronouncements, business combinations were accounted for using one of two methods, the pooling-of-interest method or the purchase method. The Company adopted SFAS 141 on January 1, 2002. The adoption of this standard did not have a material impact on the Company's financial position, results of operations, or cash flows.

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS 142, goodwill and certain intangible assets will no longer be amortized, but rather reviewed for impairment on a periodic basis. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. SFAS 142 is required to be applied at the beginning of the Company's fiscal year and to be applied to goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and certain intangible assets that arise due to the initial application of this Statement are to be reported as resulting from a change in accounting principle. Goodwill and indefinite lived intangible assets acquired after June 30, 2001, will not be subject to amortization pursuant to the provisions of this statement. The Company adopted SFAS 142 on January 1, 2002. The adoption of this standard did not have a material impact on the Company's financial position, results of operations, or cash flows.

In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management believes that the adoption of this standard will not have a material impact on the Company's financial position, results of operations, or cash flows.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 retains the requirements of SFAS No. 121 to recognize an impairment loss only if the carrying value of a long-lived asset is not recoverable from its estimated undiscounted cash flows and to measure an impairment loss as the difference between the carrying value and fair value of the asset, but it establishes new standards for long-lived assets to be disposed of. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS 144 on January 1, 2002. The adoption of this standard did not have a material impact on the Company's financial position, results of operations, or cash flows.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30 "Reporting Results of Operations". This statement also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. Certain provisions of this statement will be effective for the Company for the year ending December 31, 2003, other provisions are effective for transactions occurring after May 15, 2002 or to financial statements issued after May 15, 2002. Management believes that the adoption of the provisions of this standard that will be effective January 1, 2003 will not have a significant impact on the Company's financial position or results of operations. The adoption of the provisions of this standard that were effective May 15, 2002 did not have a material impact on the Company's financial position, results of operations, or cash flows.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 will supersede Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that costs associated with an exit or disposal plan be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management believes that the adoption of this standard will not have a material impact on the Company's financial position, results of operations, or cash flows.



3.    Stock Purchase Agreement


On May 16, 2002, the Company entered into a Stock Purchase Agreement (the "Agreement") with Moneyline Networks, LLC ("Moneyline"), a wholly owned subsidiary of Moneyline Telerate Holdings. Pursuant to the Agreement Moneyline purchased 25,000,000 shares of the Company's common stock (representing approximately 51.4% of the Company's outstanding common stock at June 30,
2002) for aggregate cash consideration of $15,000,000 and received a warrant to purchase an additional 11,250,000 shares of the Company's common stock, with an exercise price of $0.60 per share and a conversion right using a cashless exercise mechanism based on the trading price of the Company's stock. On July 9, 2002, Moneyline exercised such warrants for 11,150,000 shares under its conversion right resulting in the issuance of 8,189,824 shares of the Company's stock based on the determined fair value of $.60. The Company recorded a deemed dividend in the amount of $4,913,894. Subsequent to the transaction Moneyline owned 57% of the outstanding stock of the Company. Pursuant to the Agreement, Moneyline has the right to appoint a majority of the members of the Company's Board of Directors.


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

c) Promissory notes in the aggregate principal amount of $3,723,982 and accrued interest of $142,913 were exchanged for 6,444,823 shares of the Company's common stock. Warrants to purchase an aggregate of 2,567,992 shares of common stock previously issued to the holders of promissory notes were repriced. The exercise price of such warrants, which ranged from $1.30 to $5.00 per share, was reduced to $0.60 per share. As a result the increase in value as part of the exchange was recorded as a deemed dividend in the amount of $405,488.


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

The following table sets forth the components of the purchase price:

            Common stock issued               $ 4,365,614
            Options issued to employees           242,185
            Warrants issued                       476,314
            Options issued to non-employees       123,578
            Payment for B2BVideo liabilities      145,935
            Estimated transaction costs         1,612,788
                                            -------------
            Total purchase price              $ 6,966,414
                                            =============


The consideration issued to holders of B2BVideo's equity instruments and debt holders in connection with the acquisition of B2BVideo was valued as follows:


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

                             Volatility                       144 %
                             Expected life                    3 years
                             Risk free interest rate          3.8 %
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

The results of operations for the three and nine months ended September 30, 2002 include the operating results of B2BVideo subsequent to its date of acquisition. Prior to the acquisition of B2BVideo the Company had one reportable segment. The acquisition of B2BVideo did not create a new reportable segment as B2BVideo is also engaged in the design, development, and marketing of video network systems and has economic characteristics similar to VNCI.


Prior to its acquisition of B2BVideo the Company held 750,000 shares of B2BVideo's common stock, which had no carrying value. During the nine month period ended September 30, 2002 the Company recognized revenue of $266,000 for equipment sales to B2BVideo prior to its acquisition by the Company. During the nine month period ended September 30, 2001, the Company recognized revenue of $47,000 for equipment sales to B2BVideo. There were no equipment sales to B2BVideo during the three month period ended September 30, 2002.

All of B2BVideo's revenues prior to its acquisition by the Company were derived from one customer. That customer terminated its contract with B2BVideo in September 2002. There were no revenue recorded by the Company from this customer during the three month period ended September 30, 2002. The revenue recorded by the Company from this customer for the nine month period ended September 30, 2002 was $73,600.


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

                                                         Nine months ended September 30,
                                                              2002                 2001
                                                   -------------------------------------------

   Revenues                                        $   912,412              $12,235,026
   Loss before extraordinary gain                  (10,314,131)              (4,507,870)
   Gain on extinguishment of debt                    2,387,145                        -
   Net loss                                         (7,926,986)              (4,507,870)
   Deemed dividend                                  (4,913,894)                       -
   Net loss attributable to common shareholders    (12,840,880)              (4,507,870)

   Income (loss) per share - basic and diluted
         Loss before extraordinary gain            $     (0.36)             $     (2.11)
         Extraordinary gain                        $      0.08              $         -
         Net loss                                  $     (0.28)             $     (2.11)



5.    Related Party Transactions

On May 16, 2002 the Company, Moneyline and B2BVideo entered into a Strategic Alliance Agreement (the "Alliance Agreement") whereby Moneyline shall be the exclusive distributor of the Company's video equipment and associated hardware and services to the financial services industry. VNCI will provide the necessary equipment to Moneyline on a cost plus basis. VNCI will pay any sales commission on the sales of its equipment by Moneyline salespeople. VNCI and B2BVideo also granted Moneyline technology licenses required by Moneyline for the development and provision of managed video services. In consideration for the rights granted, Moneyline will pay VNCI and B2BVideo three percent (3%) of the revenue collected by Moneyline for providing managed video services to its customers. The Alliance Agreement has an initial term of ten years and shall automatically renew for additional two year terms, unless terminated as of the end of any term by one of the parties.

At September 30, 2002 the Company had a current payable to Moneyline of $68,996. This account will be used and settled on a regular basis as transactions, both due from and due to, between the two entities will occur in the normal course of business. Moneyline made payments in support of B2BVideo's operations of approximately $714,000 shortly after its investment in VNCI for which it was fully reimbursed during the third quarter. Moneyline has also charged VNCI $157,000 for certain personnel costs during the third quarter, for which it has been partially reimbursed.

Cash and cash equivalent balances as of September 30, 2002 were $9,104,541. The majority of this amount is under the control of the management of Moneyline who serve as authorized signatories on certain VNCI cash and investment accounts. One of these signatories is also an officer of the Company. The cash and cash equivalents will be used for expenditures of the Company and the accounts and all amounts therein are the sole property of the Company. The accounts are all maintained in the name of the Company.

On July 9, 2002, Moneyline elected to exercise its warrant pursuant to the cashless exercise provision contained in the warrant agreement between the Company and Moneyline governing such warrant. As a result of this cashless exercise Moneyline received 8,189,824 shares of the Company's common stock. Moneyline retains the right pursuant to the remaining portion of the warrant to purchase up to 100,000 shares of common stock at a price of $0.60 per share (subject to adjustment). After the exercise of the warrant, Moneyline owns approximately 57.1% of the Company's common stock as of September 30, 2002. The Company recorded a deemed dividend of $4,913,894 in the third quarter related to the conversion of Moneyline's warrants to common stock.



6.    Reverse Stock Split

On February 5, 2002 the Company affected a one-for-five reverse stock split applicable to all shares issued and outstanding as of that date. The data presented in these financial statements for periods prior to the reverse stock split have been adjusted to reflect the effect of the split.


7.    Income taxes

At December 31, 2001 the Company had net operating loss carryforwards for Federal and State income tax purposes of approximately $56,677,000 available to offset future taxable income. These carryforwards expire at various dates through 2021. The Company has incurred additional operating losses through September 30, 2002. The Internal Revenue Code and Income Tax Regulations contain provisions which limit the use of available net operating loss carryforwards in any given year should significant changes (greater than 50%) in ownership interests occur. The stock purchase by Moneyline will result in a limitation on the amount of net operating losses incurred prior to May 16, 2002 that may be utilized in any given year.


The Company has a history of losses and incurred additional net operating losses during the three and nine month periods ended September 30, 2002. As such, the Company has recorded a full valuation allowance against the net deferred tax asset attributable to its net operating loss carryforwards for all periods presented.



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


On May 17, 2002, the Company made a payment of $1,100,000 to Sanmina with respect to all its outstanding claims under this note, which claims consisted of an outstanding principal balance of $2,900,000 and accrued interest of $587,145. This payment resulted in a gain on the extinguishment of debt of $2,387,145. Such gain was recognized as an extraordinary gain in the results of operations for the quarter ended June 30, 2002.


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


The warrants were exercisable beginning on July 24, 2002 and will be exercisable until July 23, 2007. The initial exercise price for the warrants of $1.30 per share is subject to adjustment in certain limited circumstances. The warrants have a cashless exercise provision. The fair value of the warrants, calculated using the Black Scholes option pricing model, in the amount of $172,000 was recorded as a debt discount and was amortized over the life of the notes to interest expense. On May 16, 2002 the principal balance of the notes and accrued interest in the aggregate amount of $513,808 were exchanged for 856,659 shares of the Company's common stock pursuant to the terms and conditions of the Stock Purchase Agreement (see Note 3).


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


9.    Non-Cash Transactions

The Company had the following non-cash investing and financing activities during the nine months ended September 30, 2002 and 2001:

                                                                                      Nine months ended September 30,
                                                                                            2002                 2001
                                                                                      -------------------- -------------

Issuance of common stock upon conversion of bridge notes and related interest         $  3,866,895         $        -
Note payable issued to fund insurance                                                       62,750            139,747
Issuance of common stock warrants with bridge notes                                        639,208            470,000

Amounts related to business combinations:
       Fair value of assets acquired, net of cash acquired                               6,948,080                  -

        Less: Common stock issued                                                        4,365,614                  -
                  Fair value of options and warrants issued                                842,077                  -
                                                                                      ------------
                                                                                         5,207,691                  -
                                                                                      ------------
Payment for B2BVideo, net of cash acquired                                            $  1,740,389                  -
                                                                                      ============


10.   Concentration of Risk


One customer accounted for 63% of total revenues in the quarter ended September 30, 2002. During the nine months ended September 20, 2002, three customers accounted for 47%, 18%, and 12% of total revenues. Four customers accounted for 35%, 16%, 15%, and 13% of total revenues for the quarter ended September 30, 2001. Three customers accounted for 58%, 17%, and 13% of accounts receivable at September 30, 2002, and four customers accounted for 30%, 16%, 13%, and 10% of accounts receivable outstanding as of December 31, 2001.

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


The Executive Vice President of Sales and Marketing is overseeing our entry into broader markets with a focus on integrating network service offerings as part of our vertical sales and marketing initiatives. Our sales strategy of focusing on our five vertical markets: healthcare, government, video production and distribution, finance and education has succeeded with established reference accounts in the healthcare, government and video production and distribution markets and, we believe that we have made substantial inroads in the education market. While we achieved important successes with equipment sales in both the healthcare and government markets during 2001, customers in the video production and distribution market are indicating that future capital budgets are heavily constrained as a result of the slowing economy. As the economy continues to be generally weak, we continue to focus on identifying new potential customers for whom video application is "mission critical" because we believe these potential customers will be able to realize a return on their investment or an overall cost savings as the result of an investment in a video network system.

Although we experienced a delay in sales as a result of the tragic events of September 11, 2001, these same events also have generated significant new interest in our video network products as corporate America and the Federal government evaluate alternatives to travel for business purposes and the increased use of video for security. Our web-site traffic and telephone inquires for our products and services have roughly doubled. We believe this new interest in visual communications will accelerate the adoption of video networks by large, complex organizations. During the second quarter of 2002, we announced the release of EyeNet, a rapidly deployable security network that integrates key surveillance technologies such as television quality video with digital video recording, two-way video communications, alarm monitoring, emergency response and biometrics such as facial recognition. Ideal applications for EyeNet include airport and mass transit security, highway surveillance, military installation security, and campus monitoring. However, we cannot predict when or if this new interest will result in orders for our products especially given the current weak economic environment.


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

Specifically, our goals are to:

(a) significantly enhance our marketing and public relations programs to create better awareness of our products among prospective customers, industry analysts and financial analysts

(b)  develop our direct sales through the addition of sales people

(c) continue enhancing our video network system to refine and improve its functionality to meet new customer requirements and to lower our costs and the price of our system through improved design

(d) utilize our new strategic alliance with Moneyline to market our video network system as the video solution of choice to users in the financial services sector

(e) use our current strategic and reseller arrangements to increase sales and create brand name recognition of our product.

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

Also as part of the above transaction, the following took place:


    (a) a payment of $1,100,000 was made to Sanmina Corp. to extinguish a secured promissory note issued to Sanmina by us, with an outstanding principal balance of $2,900,000 and accrued interest of $587,145. We recognized an extraordinary gain of $2,387,145 relating to the extinguishment of this debt during the second quarter, 2002;

    (b) a payment to Shaw Pittman LLP, a supplier to us, of $250,000 to settle outstanding invoices of approximately $378,000;

    (c) promissory notes in the aggregate principal amount of $3,723,982 and accrued interest of $142,913 were exchanged for 6,444,823 shares of the Company's common stock. Warrants to purchase an aggregate of 2,567,992 shares of common stock previously issued to the holders of promissory notes were repriced. The exercise price of such warrants, which ranged from $1.30 to $5.00 per share, was reduced to $0.60 per share. The increase in the fair value of the warrants, in the amount of $4,913,894 was recorded as a deemed dividend during the nine months ended September 30, 2002.



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

The following consideration was issued in connection with the acquisition of B2BVideo:

    (a) B2BVideo's common and preferred shareholders were issued 3,000,000 shares of our common stock;

    (b) Options to purchase B2BVideo's Series A Preferred Stock were exchanged for options to purchase 139,123 shares of our common stock;

    (c)  Options to purchase 2.75 Units of B2BVideo, each Unit consisting of
         (A) 50,000 shares of B2BVideo's Series B Preferred Stock and (B) warrants to purchase 50,000 shares of B2BVideo's common stock, were exchanged for options to purchase an aggregate of 185,497 shares of our common stock and warrants to purchase 46,374 shares of our common stock;

    (d) Warrants to purchase 3,176,000 shares of B2BVideo's common stock issued and outstanding immediately prior to the closing date were exchanged for warrants to purchase 1,165,328 shares of our common stock;

    (e) Warrants to purchase 3,449,000 shares of B2BVideo's common stock were terminated upon consummation of the acquisition of B2BVideo;

    (f) Holders of senior secured promissory notes of B2BVideo with an aggregate principal balance of $2,500,000 plus accrued interest were exchanged for 4,276,023 shares of our common stock and;

    (g) Options to purchase 707,925 shares of our common stock were issued to employees of B2BVideo in exchange for outstanding vested B2BVideo options. These options were 100% vested at the date of issuance.

The following table sets forth the components of the purchase price:

        Common stock issued                    $     4,365,614
        Options issued to employees                     242,185
        Warrants issued                                 476,314
        Options issued to non-employees                 123,578
        Payment for B2BVideo liabilities                145,935
        Estimated transaction costs                   1,612,788
                                                   -------------
        Total purchase price                       $   6,966,414
                                                   =============

The consideration issued to holders of B2BVideo's equity instruments and debtholders in connection with the acquisition of B2BVideo was valued as follows:

    (a) VNCI's Common Stock - The value of our common stock was determined to be $0.60 per share, the price at which we sold our common stock to Moneyline and certain existing and new investors on May 16, 2002;

    (b) Options issued to B2BVideo's employees - All outstanding options held by employees to purchase B2BVideo's common stock have been exchanged for options to purchase 707,925 shares of our common stock. The options have varying exercise prices and were 100% vested at the date of issuance. We valued such stock options using the Black Scholes option pricing model at $242,185. The calculation was based on the following assumptions:

                    Volatility                       144 %
                    Expected life                    3 years
                    Risk free interest rate          3.8 %
                    Dividend Rate                    None



    (c) Warrants - Warrants to purchase our common stock issued in connection with the acquisition were also valued using the Black Scholes option pricing model. The warrants have varying exercise prices. We valued such warrants at $476,314. The calculation was based on the same assumptions as discussed in b) above; and

    (d) Options issued to non-employees - Options to purchase our common stock issued in connection with the acquisition were valued using the Black Scholes option pricing model. The options have varying exercise prices. We valued such options at $123,578. The calculation was based on the same assumptions discussed in b) above.

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

The following table provides the preliminary estimated fair value of the acquired assets and liabilities assumed:

      Current assets                                 $     683,303
      Property and equipment                             1,141,640
      Other assets                                         207,410
      Liabilities assumed, current                      (1,333,388)
                                                         ----------
      Fair value of net assets acquired                    698,965
                                                         ----------
      Preliminary goodwill                               6,267,449
                                                         ----------
      Total estimated fair value of net assets
      acquired and recorded goodwill                 $   6,966,414
                                                         ==========

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


The following listing is not intended to be a comprehensive list of all of our accounting policies. Our significant accounting policies are more fully described in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2001 and Note 2 to this Form 10-QSB. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principals, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result.


 We have identified the use of estimates, the valuation of inventory and revenue recognition as critical accounting policies.


Inventory


Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventory consists primarily of finished goods and subassembly components. During the quarter ended September 30, 2002 we recorded a charge of $300,000 for excess and slow-moving inventories.


Revenue Recognition


Revenues from sales of the Company's hardware products are recognized when the equipment has been delivered to the customer, title has passed, the equipment has been accepted by the customer, the collection of the sales price is probable and, no further obligations to the customer exist. Certain sales of equipment include software that enables the customer to utilize network services provided by the Company. Such sales are deferred and revenue is recognized ratably over the life of the associated network service contract, which is generally two years. Network services revenue is recognized in the period in which the contract services are provided to the customer. Recognition of sales starts at the time of acceptance of the customer, which is 30 days from installation of the equipment. Customer has a right of return within 30 days of installation. The customer is also granted a one-year warranty for the proper functioning of the equipment and software. Any losses on contracted sales are recognized in the period the loss has been determined. Service revenues associated with time and materials consulting projects are recognized at the time the services are rendered, collection is probable, and the Company has no further obligations to the customer. Revenues from maintenance contracts are recognized ratably over the term of the contract as services are performed.


Deferred Revenue


Amounts received prior to the delivery of equipment or contracted services are recognized as a liability and revenue recognition is deferred until such time that all revenue recognition criteria have been met. Revenue recognition for equipment sales is deferred until the equipment has been delivered, title has passed to the customer and the equipment has been accepted by the customer. Deferred revenues related to service contracts are deferred until such time that the services have been performed. Revenues related to sales of equipment and software associated with network services contracts are recognized ratably over the term of the network services contract. At September 30, 2002 and December 31, 2001, we had deferred revenue of $160,237 and $28,263, respectively.


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


Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, Business Combinations. SFAS 141 applies to all business combinations initiated after June 30, 2001 and to all business combinations accounted for using the purchase method for which the date of the acquisition is July 1, 2001 or later. This statement requires all business combinations to be accounted for using one method, the purchase method. Under previously existing accounting pronouncements, business combinations were accounted for using one of two methods, the pooling-of-interest method or the purchase method. We adopted SFAS 141 on January 1, 2002. The adoption of this standard did not have a material impact on our financial position, results of operations, or cash flows.

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS 142, goodwill and certain intangible assets will no longer be amortized, but rather reviewed for impairment on a periodic basis. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. SFAS 142 is required to be applied at the beginning of our fiscal year and to be applied to goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and certain intangible assets that arise due to the initial application of this Statement are to be reported as resulting from a change in accounting principle. Goodwill and indefinite lived intangible assets acquired after June 30, 2001, will not be subject to amortization pursuant to the provisions of this Statement. We adopted SFAS 142 on January 1, 2002. The adoption of this standard did not have a material impact on our financial position, results of operations, or cash flows.

In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management believes that the adoption of this standard will not have a material impact on our financial position, results of operations, or cash flows.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 retains the requirements of SFAS No. 121 to recognize an impairment loss only if the carrying value of a long-lived asset is not recoverable from its estimated undiscounted cash flows and to measure an impairment loss as the difference between the carrying value and fair value of the asset, but it establishes new standards for long-lived assets to be disposed of. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We adopted SFAS 144 on January 1, 2002. The adoption of this standard did not have a material impact on our financial position, results of operations, or cash flows.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30 "Reporting Results of Operations". This statement also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. Certain provisions of this statement will be effective for the Company for the year ending December 31, 2003, other provisions are effective for transactions occurring after May 15, 2002 or to financial statements issued after May 15, 2002. Management believes that the adoption of the provisions of this standard that will be effective January 1, 2003 will not have a significant impact on the Company's financial position or results of operations. The adoption of the provisions of this standard that were affective May 15, 2002 did not have a material impact on the Company's financial position, results of operations, or cash flows.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 will supersede Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that costs associated with an exit or disposal plan be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management believes that the adoption of this standard will not have a material impact on our financial position, results of operations, or cash flows.



RESULTS OF OPERATIONS


Our financial results include the results of B2BVideo beginning from May 16, 2002, the date of the acquisition of B2BVideo.


COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001


Revenues - At this stage of our product's market development, it is difficult for us to predict with accuracy the level of our sales in future periods, or when our marketing initiatives will result in higher sales. We have relatively few customers and individual system purchases normally exceed $100,000. These large individual sales continue to account for a significant portion of our revenues. Accordingly, we expect to continue to experience significant material fluctuations in our revenues on a quarterly basis for the foreseeable future. We recognized $106,000 in revenues during the three months ended September 30, 2002 compared to $472,000 in the third quarter of 2001, representing a decrease of approximately $366,000, or 78%, further explained in the two subsequent paragraphs. B2BVideo did not record any revenue in the current quarter.

Revenues related to product sales were $77,000 in the third quarter of 2002 compared to $214,000 recognized in the comparable period of 2001, a decrease of $137,000, or 64%. The decline in equipment sales was due to decreases in both the number of customers and the average order size experienced in the third quarter of 2002 compared to the comparable period of 2001. We believe these results are, in part, indicative of the quarter to quarter variability inherent in our business because purchases of our video network system constitute a substantial capital expenditure by our customers and, at this stage of our development as we build our customer base, each sale of our equipment constitutes a relatively large portion of our revenues for the period in which the sale is recognized.

Revenues related to installation and other services were $29,000 in the third quarter of 2002 compared to $259,000 in the comparable period of 2001. Included in service revenues in the third quarter of 2001 were $163,000 in management fees. No management fee revenue was recorded in the comparable period of 2002.

We have a limited customer base with several customers providing in excess of 10% of our total revenues. One customer accounted for 63% of our total revenues in the quarter ended September 30, 2002. During the nine months ended September 30, 2002, three customers accounted for 47%, 18%, and 12% of total revenues. Four customers accounted for 35%, 16%, 15%, and 13% of total revenues for the quarter ended September 30, 2001. Three customers accounted for 58%, 17%, and 13% of our accounts receivable at September 30, 2002, and four customers accounted for 30%, 16%, 13%, and 10% of accounts receivable outstanding as of December 31, 2001.


Costs of Revenues - Costs of revenues for the three months ended September 30, 2002 were $802,000. This represented an increase of $473,000 from the $329,000 recorded in the comparable period of 2001. The third quarter of 2002 included $300,000 for an increase in the reserve for excess inventory. Excluding this adjustment, the cost of product sales as a percentage of product sales was approximately 127% and 138% in the three months ended September 30, 2002 and 2001, respectively. Included in the costs of revenues for product sales were charges related to under-absorbed production costs of $84,000 and $263,000, respectively due primarily to lower than projected production volume. Costs of revenues for services for the three months ended September 30, 2002 were $405,000 compared to $34,000 in the same period of 2001, reflecting costs of providing installation and network infrastructure costs.

Gross Margin - Gross margin on total sales was a loss of approximately $697,000 for the period ended September 30, 2002 as compared to gross margin of $143,000 for the third quarter in 2001. Excluding the adjustment to the excess inventory reserve discussed above, the gross margin percentage on equipment sales in the third quarter of 2002 was negative 27%, compared to negative 38% realized on equipment sales in the comparable period of 2001, due primarily to the charges incurred for under-absorbed manufacturing costs due to low product sales volume. The gross margin on service revenues for the third quarter of 2002 was negative $376,000 compared to positive $245,000 in the third quarter of 2001. The higher gross margin percentage on service revenues achieved in the third quarter of 2001 was attributable to management fees for the E-Rate Program earned in that quarter. There were no management fees recorded in the third quarter of 2002. Consolidated results in the third quarter of 2002 included approximately $396,000 of network infrastructure costs at B2B Video in cost of services which were not incurred in the comparable period of 2001.

Research and Development - Research and development costs increased to $1,045,000 in the three months ended September 30, 2002, compared to $648,000 in the third quarter of 2001, a increase of $397,000, or 61%. B2BVideo had post-acquisition research and development costs for the three months ended September 30, 2002 of $354,000. Excluding B2BVideo, research and development costs increased $43,000, or 7%. The increase was due to higher salary and relocation costs, $55,000, and increased cost of uncapitalized equipment, $52,000, offset by lower costs incurred for supplies, re-work, freight, and testing services, $61,000.

Selling, General and Administrative Expenses - Selling, general, and administrative expenses increased to $1,959,000 during the three months ended September 30, 2002, from $1,365,000 during the three months ended September 30, 2001, an increase of $594,000, or 44%. B2BVideo reported post-acquisition expenses for the three months ended September 30, 2002 of $700,000. Excluding B2BVideo, expenses declined $106,000, or 8%.

Customer support costs declined by approximately $99,000 as a result of lower staffing levels and activity in the third quarter of 2002 compared to the third quarter of 2002. Sales and marketing expenses declined approximately $69,000 in the third quarter of 2002 compared to the third quarter of 2001 due to reduced commissions expenses, travel-related expenses, and reduced use of outside professional services, offset in part by increased recruiting and staff related costs. General and administrative costs increased by approximately $62,000, or 12%, due to increased staffing costs, consultants and audit expenses, offset in part by decreased costs related to employee benefit programs, investor relations, and printing.

Net Interest Expense - Net interest income of $38,000 was received in the third quarter of 2002 compared to a net interest expense of $64,000 in the same period of 2001. Interest income was earned from the infusion of capital that resulted from the financing transaction completed on May 16, 2002.


COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

Revenues - We recognized $645,000 in revenues during the nine months ended September 30, 2002 compared to $12,282,000 in the first nine months of 2001, representing a decrease of approximately $11,637,000, or 95% for the reasons discussed below. Included in this amount are B2BVideo revenues of $74,000 reported subsequent to acquisition.

Excluding B2BVideo, revenues related to product sales were $428,000 in the first nine months of 2002 compared to $2,560,000 recognized in the comparable period of 2001, representing a decrease of $2,132,000, or 83%. The decline in equipment sales was due to decreases in both the number of customers and the average order size experienced in the first nine months of 2002 compared to the same period in 2001.

Revenues related to installation and other services were $216,000 in the first nine months of 2002 compared to $9,722,000 in the comparable period of 2001. Included in service revenues in the first nine months of 2001 was $2,741,000 of management fees related to the E-Rate Program. No management fees were recognized in the comparable period of 2002. Also included in service revenue for the first nine months of 2001 was $6,981,000 of E-Rate Program revenue that resulted from the completion of a major systems integration project on which we had been working for several quarters. Of the revenues recorded in the first nine months of 2002 and 2001, $266,000 and $47,000, respectively, were for sales of equipment to B2BVideo, prior to its acquisition by the Company.

Costs of Revenues - Costs of revenues for the nine months ended September 30, 2002 were $1,729,000, which was a decrease of $5,609,000 from the $7,338,000 recorded in the comparable period of 2001. The first nine months of 2002 included $670,000 for an increase in the reserve for excess inventory, compared to $435,000 recorded in the comparable period of 2001. Excluding these adjustments, cost of product sales as a percentage of product sales was approximately 99% and 55% in the nine months ended September 30, 2002 and 2001, respectively. Included in the costs of revenues for product sales were charges related to under-absorbed production costs due primarily to lower than projected production volume of $193,000 and $203,000, respectively. Costs of revenues for services for the nine months ended September 30, 2002 were $635,000 compared to $5,492,000 in the first nine months of 2001. The cost of service revenues for the nine months ended September 30, 2001 reflect primarily the associated with the systems integration project completed during the second quarter of 2001. Cost of service revenues for the comparable period of 2002 include approximately $603,000 of network infrastructure costs incurred by B2BVideo since its acquisition in May 2002.

Gross Margin - Gross margin on total sales was a loss of approximately $1,085,000 for the nine months ended September 30, 2002 compared to a gross margin of $4,944,000 for the comparable period in 2001. Excluding the inventory reserve adjustment of $670,000 in 2002 and $435,000 in 2001, and excluding the effects of under-absorbed overhead charged to cost of equipment sales, the gross margin percentage on equipment sales in the first nine months of 2002 was 25%, compared to 54% realized on equipment sales in the comparable period of 2001. The decline in gross margin experienced in 2002 was due to the reduced pricing offered to B2BVideo in accordance with the agreement in place between B2BVideo and VNCI prior to VNCI's acquisition of B2BVideo in May 2002. The gross margin on service revenues for the first nine months of 2002 was negative $419,000 compared to a positive $4,230,000 in the first nine months of 2001. The higher gross margin on service revenues achieved in the first nine months of 2001 was attributable to management fees earned in that period. There were no management fees recorded in the comparable period of 2002. Cost of service revenues for the comparable period of 2002 include approximately $635,000 of network infrastructure costs incurred by B2BVideo since its acquisition in May 2002.

Research and Development - Research and development costs increased to $2,116,000 in the nine months ended September 30, 2002, compared to $2,093,000 in the first nine months of 2001, an increase of $23,000. B2BVideo had post-acquisition research and development costs of $548,000. In addition, 2002 expenses were reduced $244,000 due to renegotiated payments to vendors. Excluding B2BVideo and renegotiated payments, research and development costs declined $280,000, or 13%, due to decreased staffing and operating costs.

Selling, General and Administrative Expenses - Selling, general, and administrative expenses declined to $4,306,000 during the nine months ended September 30, 2002, from $4,551,000 during the first nine months of 2001, a decrease of $245,000, or 5%. B2BVideo had post-acquisition expenses of $1,048,000. Renegotiated payments to vendors reduced expenses $508,000. Excluding B2BVideo and the renegotiated payments, expenses declined $785,000, or 17%. Selling and marketing costs, including customer support, declined by $1,166,000, or 37%. Reduced staffing and related travel activities in customer support contributed $381,000 to the reduction. Overall selling costs declined by approximately $517,000 due to reduced commissions expenses and travel costs, offset somewhat by increased costs associated with hiring and retaining additional sales staff in the nine months ended September 30, 2002. In the comparable period of 2001, a charge of $219,000 was taken to write down certain demo and evaluation equipment. Marketing costs declined by approximately $268,000 due to reductions in staff costs, public relations costs, media placement and related costs, and reductions in the use of consultants. General and administrative costs increased approximately $380,000, or 26%, due to primarily to increase legal and accounting costs offset by reductions in investor relations and other costs.

Net Interest Expense - Net interest expense of $1,313,000 incurred in the first nine months of 2002 was $1,143,000 higher than the $170,000 recorded in the same period of 2001. Of the increase, $1,118,000 was due to the amortization of debt discount recorded for the fair value of warrants issued in connection with various bridge notes issued by the Company. Interest on notes payable increased from $150,000 in the first nine months of 2001 to $200,000 in the first nine months of 2002 due to the higher level of debt assumed through the issuance of bridge notes in 2001 and 2002. Net interest expense decreased significantly following the infusion of capital that resulted from the financing transaction completed on May 16, 2002.

Gain on Extinguishment of Debt - A payment of $1,100,000 was made to Sanmina Corp. to extinguish a secured promissory note issued to Sanmina Corp. by the Company, with an outstanding principal balance of $2,900,000 and accrued interest of $587,145. We recognized an extraordinary gain of $2,387,145 relating to the extinguishment of this debt during the nine months ended September 30, 2002.



LIQUIDITY AND CAPITAL RESOURCES


We had cash and cash equivalents of $9,105,000 at September 30, 2002 compared to cash and cash equivalents of $507,000 at December 31, 2001, an increase of $8,598,000.

Cash used in operations during the nine months ended September 30, 2002 was approximately $7,395,000, which was attributable primarily to continued operating losses. Accounts payable decreased $1,877,000 due partly to lower renegotiated payments made to vendors aggregating approximately $752,000. Accounts receivable decreased $650,000 due to cash received from customers relating to outstanding accounts receivable, offset by sales made during the period.

Cash used in investing activities during the first nine months of 2002 was $1,903,000 incurred primarily for the transaction costs associated with the acquisition of B2BVideo and for capital equipment.

Cash provided by financing activities was $17,895,000, consisting of the net proceeds of the sale and issuance of common stock to Moneyline and other investors and the issuance of bridge notes partially offset by the payment of the Sanmina note.


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


We believe we have raised sufficient funds though the May 16, 2002 financing to fund operations through June 30, 2003. Although we expect to generate revenues from operations during the next twelve months, we do not believe that these additional revenues will be sufficient to fund operations beyond that period. Accordingly, we will require additional financing to fund future operations.


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


Moneyline May Exert Influence on the Company

As of September 30, 2002, Moneyline beneficially owns approximately 57.1% of the Company's outstanding common stock. In addition, four of the six members of the Company's board of directors are executives of Moneyline or otherwise affiliated with Moneyline. Moneyline is in a position to exert substantial influence with respect to substantially all matters affecting the Company, including any determination with respect to the direction and policies of the Company, acquisition or disposition of assets, future issuances of securities of the Company and the Company's incurrence of debt. In pursuing the objectives set forth for the Company by the Strategic Alliance Agreement with Moneyline the Company's they would have otherwise pursued if Moneyline was not a majority shareholder. To the extent that the Company's business strategy parallels Moneyline's strategy, there is the inherent risk to the Company of concentrating on a single business segment as opposed to multiple market segments.

In addition, conflicts of interest may arise between the Company and Moneyline, or its affiliates, in a number of areas relating to their ongoing relationship, including the nature, quality, and pricing of services rendered; tax and employee benefit matters; indemnity agreements; sales or distributions by Moneyline of all or any portion of its ownership interest in the Company; or Moneyline's ability to influence certain affairs of the Company. There can be no assurance that the Company and Moneyline will be able to resolve any potential conflict or that, if resolved, Moneyline would not receive more favorable resolution if it were dealing with an unaffiliated party.


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


ITEM 4. CONTROLS AND PROCEDURES.

As of a date within 90 days of the filing date of this report (the "Evaluation Date"), the Company's Chief Executive Officer and Chief Financial Officer evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-14 and Rule 15d-14 under the Securities Exchange Act of 1934). Based on their evaluation, they have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective to ensure that material information relating to the Company, including its consolidated subsidiaries, would be made know to them, so as to be reflected in periodic reports that the Company files or submits under the Securities and Exchange Act of 1934.

Since the Evaluation Date, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls.





                           PART II-OTHER INFORMATION

ITEM 2.  Changes in Securities and Use of Proceeds.

(c) During the third quarter of 2002, the Company issued an aggregate of 9,516,843 shares of common stock to holders of the Company's warrants pursuant to the cashless conversion provisions of such various warrant instruments. Of the shares issued, 8,189,824 shares were issued to Moneyline. The remaining 1,326,989 shares were issued to warrant holders who had participated in the bridge financings of B2BVideo and VNCI in 2001 and 2002 prior to the Moneyline investment in May 2002. The number of shares the warrants converted into were determined using the published market price of VNCI common stock on the day prior to VNCI's receipt of notification of intent to convert from the warrant holder in accordance with the terms of each of the respective warrants.


ITEM 3.  Defaults Upon Senior Securities.

The information set forth in "Note 8. Debt" in Part I of this Form 10-QSB for the quarter ended September 30, 2002 is incorporated herein by reference.


ITEM 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits.

     99.1 Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K during the quarter ended June 30, 2002:

     1) On July 25, 2002 we filed a Current Report on Form 8-K dated July 19 to report the change of the certifying accountant Ernst & Young LLP to Deloitte & Touche LLP.

     2) On July 30, 2002 we filed a Current Report on Form 8-K/A dated July 30, 2002 to amend the Form 8-K filed on July 25, 2002 by including a letter from Ernst & Young LLP to the Securities Exchange Commission

     3) On August 8, 2002 we filed a Current Report on Form 8-K/A dated August 8, 2002 to amend the July 25, 2002 and July 30, 2002 Current Reports.

     4) On September 4, 2002 we filed a Current Report on Form 8-K/A dated September 4, 2002 amending the Form 8-K dated May 17, 2002 that announced the stock purchase agreement with Moneyline Networks, LLC and B2Bvideo Network Corp. This Current Report attached B2BVideo Network Corp.'s 2000 and 2001 audited financials and their unaudited financial statements for the three months ended March 31, 2002 and our unaudited pro forma condensed combined financial information giving effect to the Merger.

     5) On September 12, 2002 we filed a Current Report on Form 8-K/A dated September 12, 2002 amending the Current Report on Form 8-K/A dated September 4 attaching the our unaudited pro forma condensed combined financial information giving effect to the merger of B2BVideo Network Corp. with and into B2B Merger Sub., Inc., a wholly-owned subsidiary of the VNCI.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Video Network Communications, Inc.



   Date: November 21, 2002          By: /s/ Carl Muscari
                                       -----------------------------------
                                       Carl Muscari
                                       Chairman, President and
                                       Chief Executive Officer
                                       (duly authorized executive officer)




   Date: November 21, 2002          By: /s/ Lawrence Kinsella
                                       -----------------------------------
                                       Lawrence Kinsella
                                       Chief Financial Officer and
                                       Vice President, Administration
                                       (principal financial officer)




                          CERTIFICATIONS

I, Carl Muscari, Chief Executive Officer of Video Network Communications, Inc. ("VNCI"), certify that:

     1.  I have reviewed this quarterly report on Form 10-QSB of VNCI;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) Designed such disclosure controls and procedures to ensure that material information relating to the ( registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) All significant deficiencies in the design or operation of internal controls which could adversely ( affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 21, 2002


                                           /s/ Carl Muscari
                                           ------------------------------
                                           Name:  Carl Muscari
                                           Title: Chief Executive Officer



I, Lawrence Kinsella, Chief Financial Officer of Video Network Communications,
 Inc. ("VNCI"), certify that:

     1.  I have reviewed this quarterly report on Form 10-QSB of VNCI;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) Designed such disclosure controls and procedures to ensure that material information relating to the ( registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) All significant deficiencies in the design or operation of internal controls which could adversely ( affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 21, 2002


                                           /s/ Lawrence Kinsella
                                           ------------------------------
                                           Name:  Lawrence Kinsella
                                           Title: Chief Financial Officer