Form 10KSB
period 2002-12-31
VIDEO NETWORK COMMUNICATIONS INC
filed 2003-04-11
CIK 944310

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)
☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year from to

Commission File Number 000-22235

Video Network Communications, Inc.

(Name of Small Business Issuer in Its Charter)

Delaware	54-1707962
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

50 International Drive, Portsmouth, New Hampshire (Address of Principal Executive Offices)	03801 (Zip Code)

(603) 334-6700

(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, Par Value $0.01

Redeemable Common Stock Purchase Warrant

(Title of Class)

      Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.     ☐

      State issuer’s revenues for its most recent fiscal year. $824,459

      The aggregate market value of the voting common equity held by non-affiliates as of March 31, 2003, was $9,744,858.

      The number of shares of the issuer’s Common Stock outstanding as of March 31, 2003, was 58,176,919 shares.

      Transitional Small Business Disclosure Format (check one):     Yes ☐          No ☑

DOCUMENTS INCORPORATED BY REFERENCE

      Sections of our definitive proxy statement for our 2003 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than April 15, 2003, are incorporated by reference into Part III of this Form 10-KSB to the extent stated herein.

i

PART I

      Unless otherwise indicated, all information in this Form 10-KSB gives effect to a one-for-five reverse stock split of our common stock effective as of February 5, 2002.

      Some of the statements in this Form 10-KSB are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a number of risks and uncertainties. We have made these statements based on currently available operating, financial and competitive information. However, actual results and future events may differ significantly from the results contemplated in the forward-looking statements because of a number of factors, including product and technology development, customer and market acceptance of our product, demand for our product, the impact of competitive products and pricing and other risks detailed in this Form 10-KSB and in our other Securities and Exchange Commission filings.

      In this Form 10-KSB, we refer to Video Network Communications, Inc., a Delaware corporation, as we, the Company, VNCI or Video Network Communications. We refer to B2BVideo Network, Corp., our wholly owned subsidiary, as B2BVideo Network or B2BVideo.

Item 1.  Business

      Video Network Communications is a Delaware corporation formed in 1993 to design, develop and market full-motion, high resolution, cost-effective video network systems as a state-of-the-art, business collaborative tool. Users of the VidPhone video network system can view broadcast video, collaborate in multi-party videoconferences, and retrieve stored video on demand. Our VidPhone system bypasses the bottleneck of local data networks to distribute video to and from desktop and laptop personal computers and conference rooms configured with VidPhone stations over the same wiring used by the telephone. During 2002, we added numerous features to the VidPhone system to allow it to more seamlessly integrate into managed wide area network video solutions for network carriers and other channel partners.

      On May 16, 2002 Moneyline Networks, LLC (“Moneyline”), a wholly owned subsidiary of Moneyline Telerate Holdings made a majority investment in VNCI. As of March 31, 2003, Moneyline owns approximately 57% of the outstanding common stock of VNCI. See the section entitled “Recent Sales of Unregistered Securities” in Part II for details of this transaction. In connection with this investment, VNCI also acquired B2BVideo Network Corp. (“B2BVideo”) in a merger transaction. See the section entitled “Acquisition of B2BVideo Network” in Part II for details of this transaction. In the first quarter of 2003, VNCI acquired the webcasting assets of Wiltel Communications. This transaction broadened VNCI’s multi-media communications product suite. See the section entitled “Subsequent Events” in this Part I for further details of this transaction.

Industry Background

      VNCI is part of the rich media conferencing and collaboration industry with a strategic emphasis on visual communications. Business demand for visual communications, historically limited primarily to video conferencing, is driven by the desire to achieve the most effective means of communication. Information that is exchanged or presented visually, such as during in-person meetings or video presentations, has a stronger impact on the end-user than non-visual communication. People cannot always exchange or present information in person, and technology limitations and cost constraints have restricted the use of video applications. Consequently, people rely on non-visual forms of communication, such as telephony, voice mail and e-mail. Recent video application developments such as targeted broadcasting and conferencing, along with improved data collaboration tools, achieve the effectiveness of face-to-face meetings while retaining the convenience of a telephone call.

      We believe that video enabled networks that fully support video broadcast, video retrieval as well as video conferencing and other collaborative applications, address many of the communications requirements of the business community. Video enabled, collaborative networks can improve worker productivity by facilitating the efficient exchange of information between geographically dispersed parties and reducing travel expenses. In addition, they can enable the use of video material for training and research at the convenience of the user rather than the presenter and permit businesses to access business broadcasts, such as CNN, CNNfn and CNBC, at a desktop or laptop computer. To date, however, infrastructure and transmission constraints, costs and other limitations have precluded business quality video broadcast, retrieval and conferencing applications at individual desktops.

      Currently, most video communications systems are constrained to conference room video conferencing systems. These systems are expensive for most businesses. Most conference room video conferencing systems require substantial capital expenditures and trained personnel for set up and maintenance during video conferencing calls. Most conference room systems also do not provide video quality adequate for video broadcast and retrieval and are frequently limited by distracting latency, transmission delays that result in unsynchronized audio and video. In addition, these systems normally require the use of the public telephone system for all video calls, including those within a building or across a small business campus, thereby incurring telephone usage charges for each call.

      Over the past decade, video conferencing systems have begun to evolve from high cost, low quality, stand-alone conference room systems to small group and desktop systems. However, desktop systems have not yet been widely adopted. We believe that this is primarily because most video network systems, and the wide area networks they connect to, typically produce inadequate video quality and performance for business purposes.

      Most desktop video conferencing systems use either dedicated, premise telephone lines or the local area network (“LAN”) to transmit video data. Some desktop video conferencing systems use dedicated Integrated Services Digital Network (“ISDN”) lines to achieve acceptable video quality (384 KBPS) for business purposes. However, to achieve this quality, a minimum of three dedicated ISDN lines with six associated telephone numbers must be provided to each desktop. The installation costs of these additional lines and line use charges render this approach prohibitively expensive on any significant scale. In addition, these systems require the installation of either expensive and complex hardware coder-decoders (“CODECs”) in each PC, or software CODECs that render the PC unavailable for other applications during video conferencing.

      Some video conferencing systems attempt to use the LAN rather than dedicated telephone lines. These are referred to as IP or H.323 systems. LAN-based systems also require the installation of hardware or software CODECs in each user’s desktop or laptop computer. Data LANs were not designed for isochronous (i.e., time dependent) data such as video and audio. LANs were designed to be shared by individuals using the transmission medium for short periods of time. Most LANs today do not have the intelligence or bandwidth to accommodate the volume or quality of service (“QoS”) of data inherent in full-motion video applications. Consequently, even a single videoconference significantly diminishes the capacity of most LANs to support other users. Information technology managers resist LAN-based video applications because of the additional volume of data and new infrastructure and the associated maintenance required to support them. Although high speed Ethernet and gigabit routing switches may alleviate some of the bandwidth problems resulting from the transmission of video on the LAN, we believe that these new technologies do not adequately address the transmission delay problems plaguing such systems. We do not believe that asynchronous transfer mode (“ATM”) will reach desktop computers due to the high cost.

      We do not expect business users to adopt video applications on any significant scale until premise video systems and the wide area networks they connect to are capable of providing fully integrated, cost-effective, TV-quality video and FM-quality stereo audio service. We believe that our VidPhone video network uniquely meets the premise system requirements because it takes advantage of existing telephone wiring and supports high quality two-way video and audio, but it does not interfere with the existing telephone systems or LAN-based computer systems or impede the performance of an individual desktop or laptop computer. Furthermore, VidPhone’s extended software capabilities render it fully integratable with the most advanced IP-based wide area networks that have the requisite QoS to meet the performance demands of the typical business client.

Products and Technology

      Our VidPhone system is a full-motion, high resolution, cost-effective video network system that uses the same wiring as the telephone, which gives it a competitive cost advantage over other types of video network systems. Users of the VNCI video distribution system can view broadcast video, retrieve stored video on demand and participate in multi-party videoconferences from desktop personal computers and conference rooms. In addition, our VidPhone Software was enhanced in 2002 to efficiently integrate best of breed video gateways and directory services to enable the VidPhone system to be seamlessly integrated into a Managed Video Solution over the wide area network.

      The core components of our VidPhone system are as follows:

      VidPhone Switch. The VidPhone switch is the heart of our Video Network System. The switch, similar to a PBX, is a communications server that uses VNCI’s patented technology to deliver full-motion TV-quality video and FM-quality stereo audio throughout a building or campus – and does so over the same single twisted pair of telephone wire that is already part of the telephony infrastructure without disrupting telephone service.

      VidPhone Station. A VidPhone station is a user’s computer enhanced by incorporation of a VidModem, VidPhone station software and some non-proprietary equipment such as speakers, a microphone and a camera. Users at a VidPhone station are capable of utilizing all VidPhone system functionality. VidPhone stations may be located up to 1,250 feet from the VidPhone switch when using category 3 wiring and up to 2,000 feet when using category 5 wiring. We believe that most modern business telephone systems use at least category 3 wire. VidPhone stations do not need terminal-resident ISDN or ATM CODECs. Each station connects directly to the VidPhone switch and CODECs are shared resources available to anyone on the system. VidPhone stations may be modified easily and inexpensively to support VidPhone system functionality in conference rooms. The VidPhone system supports all video network applications in a large screen, multi-party conference room setting.

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

      VidPhone Station Software. VidPhone’s Java-based station software supports various desktop operating systems (“OS”), including Windows/ NT, MAC, Sun and SGI. It provides an easy-to-use graphical user interface for all video applications offered by the VidPhone system and transforms each user’s desktop or laptop computer into a VidPhone station as a multi-media, collaborative network interface. The user’s computer is also configured with non-proprietary equipment such as a microphone, speakers and a camera.

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

      VidServer. VidServers are shared resources that provide video on demand capabilities to the VidPhone system and individual users. VCR-like controls from the desktop provide users with full control over the video stored on the VidServer – play, pause, stop, skip forward and skip backward – with a single mouse click. These software controls are integrated with our VidPhone station software.

      During 2002, we added numerous features to the VidPhone system to allow it to more seamlessly integrate into managed wide area network video solutions for network carriers and other channel partners. New features include; integration with industry standard CODECs, encoders and gateways, enhanced directory services and call setup, SNMP monitoring, and improved quality to support sharing of video conferencing resources between conference room and desktops.

      During the first quarter of 2003, we took steps to diversify our revenue base, which included the acquisition of a webcasting business of Wiltel Communications. The acquired webcasting business has two product suites, Activcast and Talkpoint. Talkpoint is a self-serve webcasting service that allows users to conduct interactive presentations over the internet incorporating PowerPoint slides and streaming audio. The application includes audience polling, chat, and has self-publishing capabilities for on demand viewing. Activecast is an interactive presentation service that incorporates streaming video, audio, and PowerPoint slides over the Internet. Both services include, secure registration, authentication, pay per view functionality, and customized web based reporting. See the section entitled “Subsequent Events” for additional details on this acquisition.

System Functionality

      The VidPhone system can support three business video and collaborative requirements.

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

Sales and Marketing

      Our sales and marketing strategies are focused on developing channel relationships for our VidPhone system as an integrated component in a managed video service.

      Strategic Alliances. We recognize that we are a small company with limited resources that constrain our ability to market and sell our video network systems. As we evaluate the potential advances in technology and our markets, we interact with other companies that provide technology, information systems integration, network services and other products and services that are complementary to our product and services offerings. Appropriate strategic alliances can have a material positive impact on our business through increased exposure of our products to broader markets, additional financial, technical and personnel resources and a broader established customer base.

      A key alliance for VNCI is between VNCI and Moneyline (see Recent Sales of Unregistered Securities). In addition to having been a critical source of timely investment, this alliance has been at the center of VNCI’s efforts to overcome the challenges of scale and name recognition in attempting to commercialize its unique technology. Moneyline is VNCI’s exclusive distributor of equipment to the financial services market.

      Sales. We have senior level, selling and business development resources focused on (i) promoting our video network solutions in the healthcare, government, education, financial services and security and surveillance sectors, (ii) creating reference accounts in major markets and (iii) developing and supporting third-party reseller relationships and opportunities.

      Customer Service and Support. We provide primary level support to end customers and secondary level support to resellers. As our resellers become more familiar with the VidPhone networking system, we expect that they will provide primary customer support for our products to their customers, and that our customer support department will become a secondary customer support, focusing on providing service regarding issues such as software performance and hardware re-engineering requirements.

Customers

      We have a limited customer base and several customers historically provided in excess of 10% of our total revenues. We generally grant uncollateralized credit terms to our customers and have not experienced any credit-related losses. Three customers accounted for 32%, 16%, and 13%, respectively, of our total revenues in the year ended December 31, 2002. Two customers accounted for 50% and 30%, respectively, of our total revenues in the year ended December 31, 2001. Three customers accounted for 74%, 14%, and 12% of our accounts receivable at December 31, 2002, and four customers accounted for 30%, 16%, 13% and 10% of our accounts receivable at December 31, 2001. Failure to diversify this customer concentration could result in our inability to generate revenues sufficient to support operations. As discussed in the section entitled “Subsequent Events,” we took significant steps to diversify our revenue and customer base in the first quarter of 2003.

Product Research and Development

      During 2001 and 2002, our research and development has focused on:

•	adding new features to existing product lines requested by our customers;

•	creating new products in response to customer demand;

•	adding additional user capacity to the VidPhone system;

•	adding conference room support;

•	improving system compatibility with industry standard video conferencing, bridging and reservations equipment and services;

•	lowering production costs; and

•	adding features to allow the VidPhone system to be more seamlessly integrated into managed wide area network video solution for network carriers or other channel partners.

      New features include: integration with industry standard CODECs, encoders and gateways, enhanced directory services and call setup, SNMP monitoring, and improved quality to support sharing of video conferencing resources between conference room and desktops. Our engineering staff closely monitors technical developments and works with our customers and partners to assess evolving business video network requirements. We will monitor emerging technologies that support new video and collaborative applications for business and tailor our research and development accordingly. In addition to our internal research and development resources, we engage contract-engineering services when we believe that the use of such services will be efficient. Research and development efforts target both hardware and software enhancements to video network capabilities. Our research and development efforts are complemented by internal quality assurance procedures.

      Our research and development expenditures were approximately $2,774,000 during 2001 and approximately $3,222,800 during 2002. None of these expenditures were borne by our customers.

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

      The process of seeking patent and trademark protection can be long and expensive, and there can be no assurance that patents and trademarks will be issued from currently pending or future applications.

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

Competition

      The market for our video network products is new, highly competitive and rapidly evolving. We believe that the principal competitive factors in the markets in which we compete are product performance, price and product support. Our direct competitors in the video network market are Viewcast, FVC.com and Avistar. We also expect to compete with new entrants in the market and with providers supporting IP and LAN-based video networks, including Intel, Microsoft and Cisco. To date, no desktop system has captured any significant portion of the potential market.

      Our video network system permits users to view broadcast video, participate in multi-party videoconferences and retrieve stored video on demand, all from their individual desktops. As a result, we also compete with companies that offer video broadcast and video retrieval products. Competitors in the video broadcast market include cable television and direct satellite broadcast system providers such as DirecTV, TCI and News Network Vision.

      While not truly competitive in the video distribution network market, there are several video conferencing companies that represent competition for the video conferencing application of our network. These video conferencing companies include Polycom, VTel and Tandberg, with Polycom being the market leader. These companies provide point-to-point video conferencing, normally over long distances. They do not provide an enterprise video distribution solution but do represent cost-effective video conferencing for a limited number of endpoints i.e., one to five.

      The competitive landscape in the webcasting business is comprised of two types of companies: Webcasters and Web conferencers. The webcasters include Yahoo Broadcast, On24, and Visual data among others. Over the past few years, the landscape has changed significantly through consolidation and attrition. Companies have focused on specific vertical or geographic markets where they have had success. Web conferencers include companies such as Webex and Placeware. These service offerings are self-serve, less event driven, and focus on smaller user groups.

Government Regulation

      The FCC regulates the operation of telecommunications equipment for use in the United States. The VidModem and VidPhone switch components of the VidPhone system must comply with certain FCC regulations.

      VidModem. The VidModem is a Class A digital device that may be operated without an individual license. Under FCC regulations, we will be required to follow a verification procedure consisting of a self-certification that the radio frequency device complies with applicable regulations. A qualified, independent testing facility tested the VidModem, and it was found to comply with applicable FCC regulations.

      VidPhone. We obtained equipment registration from the FCC for certain VidPhone system components, including the VidPhone switch, that are connected to the public switched telephone network.

      Future government regulations could increase the cost of bringing products to market or adversely affect our ability to market and sell our products or technology.

Employees

      As of December 31, 2002, we had approximately 48 full time employees, including employees of B2BVideo. We also use the services of temporary administrative staff, technical consultants and subcontractors on an as-needed basis. Each employee and consultant has executed a confidentiality agreement. We have employment agreements with Carl Muscari, our Chief Executive Officer, James Cali, our Executive Vice President of Sales and Marketing, and Roger Booker, our Senior Vice President of Business Development. In the first quarter of 2003, the Company implemented a restructuring of the VidPhone business. As part of this transaction, 37 employees were terminated and three employees were transferred to Moneyline. The addition of Wiltel’s webcasting business has added 44 employees.

Subsequent Events

      On February 14, 2003, we purchased from Williams Communications, LLC (“WCLLC”) and Williams Communications Procurement, LP (together with WCLLC, the “Sellers”), each a wholly owned subsidiary of Wiltel Communications Group, Inc. (“WCG”), WCLLC’s webcasting business, including certain equipment and other assets used by WCLLC in this business for $750,000 in cash and $850,000 security on the leased space. The purchased webcasting business includes the production and distribution of multimedia presentation materials using streaming media technology.

      The acquisition of the webcasting business will enable us to provide a full suite of interactive multimedia services. The webcasting product suite, including Activecast and Talkpoint, allows for a broader reach within our targeted customers and provides ubiquity with distribution of voice and video over the internet. This service model does not require capital investment by our customers. Users can leverage the services and toolset by using standard internet browsers and media players. In addition to the new technology acquired, the transaction includes active customers, which we plan to leverage to market our legacy service and technology.

      In the first quarter of 2003, we implemented a restructuring of the VidPhone business to right size the expense base to take into account the Company’s anticipation of lower sales. The restructuring included:

•	Termination of 37 employees, primarily in sales, engineering and administrative capacities.

•	Transfer of three employees to Moneyline. Employees transferred are primarily focused on channel management and business development for the managed video service.

•	Remaining employees will focus on operating the webcasting business and supporting the Moneyline Strategic Alliance Agreement. See the section entitled “Sales & Marketing” for additional details on this agreement.

•	Transfer of direct sales responsibility for the VidPhone System to the direct sales team of the webcasting business.

•	Election of Alexander Russo as Chairman of the Board of Directors, the appointment of Nicholas Balletta as President of the Company and his election as a director of the Company, and the appointment of Frank Joanlanne as the Senior Vice President Webcasting Services.

Item 2.  Properties

      We lease a facility in Portsmouth, New Hampshire at a current rental rate of $12.00 per square foot under a lease that expires in March 2008. Rent on the facility increases over the term of the lease from an initial rate of $11.00 per square foot to $15.00 per square foot. That facility consists of approximately 26,000 square feet, of which approximately 13,000 square feet is office space, approximately 6,500 square feet is a research and development laboratory and approximately 6,500 square feet is a production facility used for equipment assembly and testing, customer support and training.

      We lease a facility in Rutherford, New Jersey at a current rental rate of $26.50 per square foot under a lease that expires in May 2005. The facility consists of approximately 5,000 square feet, of which approximately 4,000 square feet is office space, and approximately 1,000 square feet is data center space for a Video Network Operations Center. We are negotiating with the landlord for early termination of this lease as a result of shutting down the B2BVideo business.

      With the acquisition of Wiltel’s webcasting business, we assumed the lease for a facility in New York City, New York at a current rental rate of $30.00 per square foot under a lease that expires in July 2009. Rent on the facility increases over the term of the lease from the current rate of $30.00 per square foot to $32.00 per square foot. This facility consists of approximately 31,000 square feet, of which approximately 16,000 square feet is office space, approximately 10,000 square feet is a state of the art data center and approximately 5,000 square feet is a production facility used for content acquisition, production, encoding, publishing, hosting and internet distribution.

Item 3.  Legal Proceedings

      The Company is aware of a grand jury investigation being conducted by the Antitrust Division of the United States Department of Justice with respect to funds allocated by the Schools and Libraries Universal Service Fund (“E-Rate Funds”). The Company understands that the Antitrust Division has established a task force to conduct Universal Service Fund investigations comprised of attorneys in each of the Antitrust Division’s seven field offices and the National Criminal Office. The Company has received a grand jury subpoena requiring production of documents to the Department of Justice, and has responded to it in full. The Company has been notified that, at the present time, it is not a target of the investigation. The Company is not in a position to predict the direction or outcome of the investigation and is cooperating with the Department of Justice. We are not party to any other legal proceedings as of the date of filing of this Form 10-KSB.

Item 4.  Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of our security holders during the quarter ended December 31, 2002.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Market Information

      From May 3, 1999 to November 1, 2001, our common stock traded on The NASDAQ SmallCap Market. Since November 1, 2001, our common stock has been quoted on the OTC. Quotations reflect inter-dealer prices, without retail mark up, mark down or commissions and may not represent actual transactions. The following table sets forth, for the periods indicated, the range of high and low closing sales prices per share reported on such quotation systems. The share prices listed below have been adjusted to reflect a one share for five shares reverse split in our common stock, approved by our stockholders on February 4, 2002 and effected on February 5, 2002:

	As Adjusted

Period Ending	High	Low

March 31, 2001	$13.750	$7.500
June 30, 2001	12.500	8.550
September 30, 2001	10.200	1.950
December 31, 2001	7.650	2.050
March 31, 2002	3.230	0.750
June 30, 2002	3.520	2.600
September 30, 2002	2.660	0.960
December 31, 2002	1.100	0.520
March 31, 2003	0.640	0.390

      On March 31, 2003, the last sale price per share of our common stock as reported on the OTC was $0.390 per common share.

      Our Public Warrants traded on The NASDAQ SmallCap Market from September 1, 1999 to November 1, 2001. Since November 1, 2001, our Public Warrants have been quoted on the OTC. The following table sets forth, for the periods indicated, the range of high and low closing sales prices per warrant as reported on The NASDAQ SmallCap Market and the OTC. The prices listed below for the Public Warrants have been adjusted for the one share for five shares reverse stock split, and the adjusted closing sales prices have been calculated in the same manner as for the common stock (i.e., multiplying each closing sale price by five). The Public Warrants adjust contractually for the one-for-five reverse stock split by reducing the number of underlying shares from one share of common stock per Public Warrant to two-tenths of a share of common stock per Public Warrant.

Period Ending	High	Low

March 31, 2001	$4.690	$3.125
June 30, 2001	4.400	3.125
September 30, 2001	3.750	0.800
December 31, 2001	0.450	0.030
March 31, 2002	0.060	0.010
June 30, 2002	0.100	0.050
September 30, 2002	0.070	0.050
December 31, 2002	0.050	0.010
March 31, 2003	0.030	0.010

      On March 31, 2003, the last sale price per Public Warrant as reported on the OTC was $0.010 per warrant.

Holders

      As of March 31, 2003, there were approximately 278 record holders of our common stock.

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

Recent Sales of Unregistered Securities

      In August 2000, we completed a private placement (the “August 2000 Private Placement”) of 1,760,000 Units (individually, a “Unit” and collectively, the “Units”), each Unit consisting of two-tenths of one share of common stock and one redeemable common stock purchase warrants (individually, a “Warrant” and collectively, the “Warrants”). The Warrants offered in the August 2000 Private Placement entitle the holder to purchase two-tenths on one share of common stock for an initial exercise price of $4.00 per Warrant (an effective price of $20.00 per underlying share of common stock) during the period (the “Exercise Period”) commencing on February 26, 2001, and ending on June 15, 2004, subject to prior redemption. The Warrants are identical to our outstanding Public Warrants to purchase up to 920,000 shares of our common stock at an initial exercise price of $20.00 per share ($4.00 per warrant, two tenths of a share underlying each warrant), which are currently trading on the OTC Bulletin Board under the symbol “VNCIW,” except that the Warrants could not be exercised until February 26, 2001.

      We offered the Units through EarlyBirdCapital, Inc (“EBC”), as the exclusive placement agent, on a “best efforts, all or none” basis. The Units were offered and sold only to persons who qualified as “accredited investors” as defined in Rule 501(a) under the Securities Act. The sale and issuance of the

Units were affected in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act and Regulation D and Rule 506 promulgated there under. The price per Unit was $1.50.

      As partial compensation to EBC for its services as placement agent, we issued to EBC an option (the “Purchase Option”) to purchase 52,800 shares of common stock and 264,000 Warrants (each two tenths of one share of common stock and one Warrant must be purchased together as a unit) at an exercise price of $10.625 per unit. The sale and issuance of the Purchase Option were affected in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act and Regulation D and Rule 506 promulgated there under.

      Our net proceeds from the August 2000 Private Placement were approximately $2,200,000, after paying commissions, a non-accountable expense allowance, blue sky fees and other offering expenses of approximately $439,000. We used the net proceeds of the August 2000 Private Placement for research and development, product sales and marketing, and customer support operations, to repay a portion of certain debt outstanding to Sanmina and our legal counsel, and for working capital.

      In connection with the August 2000 Private Placement, we agreed to file a registration statement for the offering and resale of the securities issued in the August 2000 Private Placement and to use our best efforts to have such a registration statement declared effective by the Securities and Exchange Commission (the “Commission”) no later than December 23, 2000. In connection with the August 2000 Private Placement, we issued, on December 23, 2000, January 23, 2001 and February 23, 2001, to the purchasers of Units in the August 2000 Private Placement and to EBC, extra warrants (the “Extra Warrants”) to purchase a total of 60,699 shares of common stock at an initial purchase price of $20.00 per share. We were obligated to issue such Extra Warrants because a registration statement covering the offering and resale of the securities issued in the Private Placement had not been declared effective by the Commission by December 23, 2000. The Extra Warrants have the same terms as the Warrants. We were also required to issue Extra Warrants on each monthly anniversary of December 23, 2000 until the earlier of the effective date of a registration statement covering the offering and sale of the securities issued in the Private Placement, or July 23, 2002. We issued the Extra Warrants in reliance on an exemption provided by Section 4(2) of the Securities Act of 1933 and Regulation D and Rule 506 promulgated there under. We have withdrawn this registration statement and have issued additional Extra Warrants through July 2002. In addition to the Extra Warrants issued as noted above, we issued additional Extra Warrants for 77,830 shares of our common stock through December 31, 2001 and additional Extra Warrants for 54,166 shares of our common stock in 2002.

      In September and October 2001, we issued warrants to purchase 400,000 shares of common stock at an exercise price of $2.00 per share in conjunction with our issuance of secured notes with aggregate principal value of $1,000,000. The exercise price of these warrants contractually reset to $0.60 per share in conjunction with our Private Placement and merger transaction completed on May 16, 2002.

      In November and December 2001, we issued warrants to purchase 669,993 shares of common stock at an exercise price of $2.75 per share in conjunction with our issuance of notes with an aggregate principal value of $1,674,982. The exercise price of these warrants was reset to $0.60 per share based on a note conversion agreement between us and the holder that was entered into in connection with our Private Placement and merger transaction that was completed on May 16, 2002.

      In December 2001, we negotiated an extension of the maturity date of the First Bridge Secured Notes and, as consideration, issued the noteholders warrants to purchase 200,000 shares of common stock with an exercise price of $2.00 per share with an aggregate value of $456,000, which was charged to interest expense in 2001. The exercise price of these warrants was reset to $0.60 per share based on a note conversion agreement between us and the holder that was entered into in connection with our Private Placement and merger transaction that was completed on May 16, 2002.

      In January 2002, we issued warrants to purchase 200,000 shares of common stock at an exercise price of $1.30 per share in conjunction with issuance of notes with an aggregate principal value of $500,000. The exercise price of these warrants was reset to $0.60 per share in conjunction a note conversion agreement between us and the holder in conjunction with our Private Placement and merger transaction completed on May 16, 2002.

      In March 2002, we issued warrants to purchase 698,000 shares of common stock at an exercise price of $1.30 per share in conjunction with issuance of notes with an aggregate principal value of $349,000. The exercise price of these warrants contractually reset to $0.60 per share in conjunction with the Company’s Private Placement and merger transaction completed on May 16, 2002.

      In April 2002, we issued warrants to purchase 400,000 shares of common stock at an exercise price of $1.30 per share in conjunction with issuance of notes with an aggregate principal value of $200,000. The exercise price of these warrants contractually reset to $0.60 per share in conjunction with our Private Placement and merger transaction completed on May 16, 2002.

      On May 16, 2002, we entered into the Agreement with Moneyline. Pursuant to the Agreement Moneyline purchased 25,000,000 new unregistered shares of common stock (representing approximately 51.4% of the outstanding common stock at May 16, 2002, for aggregate cash consideration of $15,000,000 and received a warrant to purchase an additional 11,250,000 shares of common stock, with an exercise price of $0.60 per share and a cashless exercise mechanism.

      Simultaneously, certain existing and new investors purchased 7,750,000 newly issued unregistered shares of common stock at $0.60 per share, providing aggregate gross proceeds of $4,650,000.

      Also as part of the above transaction, the following took place:

(a)	payment of $1,100,000 was made to Sanmina Corp. to extinguish a secured promissory note issued to Sanmina by us, with an outstanding principal balance of $2,900,000 and accrued interest of $587,145. We recognized an extraordinary gain of $2,387,145 relating to the extinguishment of this debt;

(b)	payment to Shaw Pittman LLP, a supplier of ours, of $250,000 to settle outstanding invoices of approximately $378,000. We recognized an extraordinary gain or approximately $128,000 relating to the extinguishment of this liability; and

(c)	promissory notes in the aggregate principal amount of $3,723,982 and accrued interest of $143,843 were exchanged for 6,446,376 shares of the Company’s common stock. Warrants to purchase an aggregate of 2,567,992 shares of common stock previously issued to the holders of promissory notes were repriced. The exercise price of such warrants, which ranged from $1.30 to $2.75 per share, was reduced to $0.60 per share. The increase in the fair value of the warrants, in the amount of $4,913,894, was recorded as a deemed dividend.

      We incurred estimated costs and expenses of approximately $3,226,000 in connection with the Agreement and the acquisition of B2BVideo. Fifty percent (50%) of these costs, which are comprised primarily of legal, investment banking and accounting fees, were allocated to the Agreement and fifty percent (50%) were allocated to the acquisition of B2BVideo. The expenses allocated to the Agreement, in the amount of approximately $1,613,000, have been recorded as a reduction of additional paid-in capital.

      Pursuant to the Agreement, Moneyline has the right to appoint a majority of the members of the VNCI’s Board of Directors.

      On July 9, 2002, Moneyline elected to partially exercise its warrant pursuant to the cashless exercise provision. As a result of this cashless exercise Moneyline received 8,189,824 shares of the Company’s common stock. Moneyline retains the right, pursuant to the remaining portion of the warrant, to purchase up to 100,000 shares of common stock at a price of $0.60 per share.

Acquisition of B2BVideo Network

      On May 16, 2002, we acquired B2BVideo Network, which was formed in December 1999 to deliver to business users managed enterprise video services. B2BVideo Network delivers broadcast quality video over an Internet Protocol (“IP”) Multicast network for delivery to the desktop. IP Multicast enables

B2BVideo Network to provide multiple streams of high quality video to thousands of points on the network. B2BVideo Network offers products and services that enable businesses to integrate all of their video applications onto a single platform for delivery of broadcast quality video to the desktop. B2BVideo Network customers can: (1) distribute their own programming to employees, clients and other audiences over Private Video Networks (PVNs), (2) access a wide range of business programming (i.e. television programs, training videos, industry conferences, etc.), and (3) conduct video calls and videoconferences. As a result of the acquisition, B2BVideo Network became a wholly owned subsidiary of the Company.

      In the past, our core video network technology solution has been utilized to support video collaboration in various vertical markets. Our network technology has been primarily contained within the local business enterprise. Connectivity through the wide area network (“WAN”) has typically been established through less reliable and bandwidth constrained integrated services digital network (ISDN) service connections. While VNCI’s technology has resulted in various high profile customer installations, we recognized the need to enhance its video technology solution into the WAN. In addition, we began to see the strategic advantages of offering a managed service end-to-end video solution. B2BVideo Network’s product offerings focus on delivering highly reliable, high quality end-to-end managed video service that solves the traditional shortcomings of WAN video distribution. The acquisition of B2BVideo Network’s customer and programming guide was intended to accelerate the Company’s capabilities for supporting the WAN requirements of customers and channel partners.

      The following consideration was issued in connection with the acquisition of B2BVideo Network:

(a)	B2BVideo Network’s common and preferred shareholders were issued 3,000,014 shares of our common stock;

(b)	Options to purchase B2BVideo Network’s Series A Preferred Stock were exchanged for options to purchase 139,123 shares of our common stock;

(c)	Options to purchase 2.75 Units of B2BVideo Network, each Unit consisting of (A) 50,000 shares of B2BVideo Network ’s Series B Preferred Stock and (B) warrants to purchase 50,000 shares of B2BVideo Network ’s common stock, were exchanged for options to purchase an aggregate of 192,977 shares of our common stock and warrants to purchase 46,374 shares of our common stock;

(d)	Warrants to purchase 3,176,000 shares of B2BVideo Network ’s common stock issued and outstanding immediately prior to the closing date were exchanged for warrants to purchase 1,214,223 shares of our common stock;

(e)	Warrants to purchase 3,449,000 shares of B2BVideo Network ’s common stock were terminated upon consummation of the acquisition of B2BVideo Network;

(f)	Holders of senior secured promissory notes of B2BVideo Network with an aggregate principal balance of $2,500,000 and accrued interest were exchanged for 4,282,956 shares of our common stock and;

(g)	Options to purchase 681,771 shares of our common stock were issued to employees of B2BVideo Network in exchange for outstanding vested B2BVideo Network options. These options were 100% vested at the date of issuance.

      The following table sets forth the components of the purchase price:

Common stock issued	$4,369,782
Options issued to employees	242,185
Warrants issued	461,726
Options issued to non-employees	123,578
Payment for B2BVideo Network liabilities	156,355
Estimated transaction costs	1,612,788

Total purchase price	$6,966,414

      The consideration issued to holders of B2BVideo’s equity instruments and debt holders in connection with the acquisition of B2BVideo Network was valued as follows:

(a)	VNCI’s Common Stock – The value of our common stock was determined to be $0.60 per share, the price at which we sold our common stock to Moneyline and certain existing and new investors on May 16, 2002;

(b)	Options issued to B2BVideo Network’s employees – All outstanding options held by employees to purchase B2BVideo Network’s common stock have been exchanged for options to purchase 681,771 shares of our common stock. The options have varying exercise prices and were 100% vested at the date of issuance. We valued such stock options using the Black-Scholes option-pricing model at $242,185. The calculation was based on the following assumptions:

Volatility	144%
Expected life	3 years
Risk free interest rate	3.8%
Dividend Rate	None

(c)	Warrants – Warrants to purchase our common stock issued in connection with the acquisition were also valued using the Black Scholes option-pricing model. The warrants have varying exercise prices. We valued such warrants at $461,726. The calculation was based on the same assumptions as discussed in (b) above; and

(d)	Options issued to non-employees – Options to purchase our common stock issued in connection with the acquisition were valued using the Black Scholes option-pricing model. The options have varying exercise prices. We valued such options at $123,578. The calculation was based on the same assumptions discussed in (b) above.

      During the fourth quarter of 2002, we completed our review of the assets acquired and the liabilities assumed in the acquisition of B2BVideo. This review resulted in the write down of fixed assets by approximately $315,000 and an increase in the amount allocated to goodwill. In addition, an adjustment to reduce depreciation expense to reflect the write down of fixed assets was recorded to the Statement of Operations. The determination was made based upon an independent third party appraisal.

      The final allocation of purchase price consideration to the assets acquired and liabilities assumed as of the acquisition date is as follows:

Cash and cash equivalents	$18,334
Accounts receivable	129,466
Inventories	531,662
Other current assets	3,841
Property and equipment, net	662,640
Other noncurrent assets	208,059
Accounts payable	(1,075,063)
Accrued liabilities	(213,680)
Capital lease obligations	(45,134)

Fair value of net assets acquired	220,125

Goodwill	6,746,289

Fair value of net assets acquired and recorded goodwill	$6,966,414

      During the fourth quarter of 2002, management, with the Board of Directors approval, made a decision to shut down and cease all operations of B2BVideo. This resulted in an asset impairment charge being recorded in December 2002. In addition, we settled certain trade payables and other vendor liabilities during the fourth quarter of 2002 which resulted in an extraordinary gain of $652,000. We have terminated substantially all B2BVideo employees and commenced negotiations with the landlord of the B2BVideo office space to terminate the lease agreement.

Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Some of the statements in this Form 10-KSB are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a number of risks and uncertainties. We have made these statements based on currently available operating, financial and competitive information. However, actual results and future events may differ significantly from the results contemplated in the forward-looking statements because of a number of factors, including product and technology development, customer and market acceptance of our product, demand for our products, the impact of competitive products and pricing and other risks detailed in this Form 10-KSB and in our other Securities and Exchange Commission filings.

      You should read the following discussion of our operating results in conjunction with the audited financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-KSB.

Overview

Organization and Business

      Video Network Communications is a Delaware corporation formed in 1993 to design, develop and market full-motion, high resolution, cost-effective video network systems as a state-of-the-art, business collaborative tool. Users of the VidPhone video network system can view broadcast video, collaborate in multi-party videoconferences, and retrieve stored video on demand. Our VidPhone system bypasses the bottleneck of local data networks to distribute video to and from desktop and laptop personal computers and conference rooms configured with VidPhone stations, over the same wiring used by the telephone. At the same time, the VidPhone system software provides the user with seamless access and control to communicate over, or access video content on, private, wide area, IP networks. We believe that the VidPhone system, in combination with suitable IP networks, represents a high performance, end-to-end, collaborative solution for corporate users of video technology and related services.

      On May 16, 2002, we acquired 100% of the outstanding common stock of B2BVideo Network. B2BVideo Network offered a comprehensive range of services to support business-to-business video communications. B2BVideo Network provided an integrated, scalable platform for the delivery of television quality video to the desktop. Its solution enabled companies to integrate a variety of video applications, such as business television broadcasting, videoconferencing, training, and streaming, onto a single network that uses their existing infrastructure yet does not interfere with existing local or wide area networks (“LANs and WANs”).

      B2BVideo Network’s broadband video platform provided television quality video from any desktop to any desktop on the network and supported a variety of applications including videoconferencing, video broadcasting and access to third party business programming. B2BVideo Network offered its services in certain major cities internationally via its unique Broadband Video IP Multicast Network. The acquisition of B2BVideo Network’s customer and programming guide was intended to accelerate our capabilities for supporting the WAN requirements of customers and channel partners. The acquisition of B2BVideo was intended to accelerate our capabilities for supporting Wide Area Networking requirements of customers and channel partners.

      During the fourth quarter of 2002, B2BVideo’s marquee and only customer terminated its contract with B2BVideo. Based on the cancellation of the contract, the significant capital expenditures deemed necessary to build and maintain the required proprietary network, the required technological changes and the lack of future business prospects, management, with the Board of Directors approval, made a decision to shutdown and cease all operations of B2BVideo. This resulted in a $7,276,000 asset impairment charge recorded in December 2002. In addition, we settled certain trade payables and other vendor liabilities during the fourth quarter of 2002, which resulted in a gain on extinguishment of debt of approximately $652,000. Since our merger with B2BVideo in May 2002, we have terminated 21 B2BVideo employees, four in the fourth quarter. This represents substantially all B2BVideo employees. We have commenced negotiations with the landlord of the B2BVideo office space to terminate the lease agreement. There were no restructuring accruals required or recorded as of December 31, 2002.

      As overall sales continue to be limited by a weak economy, we will continue to focus on identifying new potential customers for whom video and collaborative applications are “mission critical” because we believe these potential customers will be able to realize the most compelling return on their investment or an overall cost savings as the result of an investment in a video network system.

      The tragic events of September 11, 2001 generated significant new interest in our video network products as corporate America and the Federal government evaluates alternatives to business travel and the increased use of video for surveillance and security. We believe this new interest in visual communications will accelerate the adoption of video networks by large, complex organizations. During the second quarter of 2002, we announced the release of EyeNet, a rapidly deployable security network that can integrate key surveillance technologies such as television quality video with digital video recording, two-way video communications, alarm monitoring, emergency response and biometrics such as facial recognition. Ideal applications for EyeNet include airport and mass transit security, highway surveillance, military installation security, and campus monitoring. However, we cannot predict when or if this new interest will result in orders for our products especially given the current weak economic environment.

      In 2003, we intend to intensify our focus on selling and marketing our video network solutions through our Strategic Alliance Agreement with Moneyline. In addition, in the first quarter of 2003, we took significant steps to diversify our revenue base by acquiring the webcasting business of Wiltel Communications. The acquired webcasting business includes two product suites Activecast and Talkpoint. Talkpoint is a self-serve webcasting service that allows users to conduct interactive presentations over the internet incorporating PowerPoint slides and streaming audio. The transaction included a direct sales force with over 70 active customer relationships. See the section entitled “Subsequent Events” for additional detail on this acquisition.

      This operating plan is subject to a number of risks and uncertainties, including our ability to sell and market our product and develop market awareness of our video network system and our ability to obtain financing when required. We have subcontracted all major manufacturing and production activities and plan to continue doing so for the foreseeable future, but we will continue to retain test and quality assurance functions until all subcontractors are certified with respect to quality.

      We have suffered recurring losses from operations, have experienced recurring negative cash flow from operations, have had a working capital deficiency and have a significant accumulated deficit. We expect to continue to incur significant operating expenses to sustain our product development while maximizing our sales and marketing opportunities. At this stage, it is difficult to predict with accuracy the level of our sales in future periods, or when marketing initiatives will result in sales. We have required substantial funding through debt and equity financings since our inception to complete our development plans and pursue full-scale operations. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies and Significant Estimates

      The SEC recently issued disclosure guidance for “critical accounting policies”. The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

      The following listing is not intended to be a comprehensive list of all of our accounting policies. See Note 2 to the Consolidated Financial Statements included in this Annual Report on Form 10-KSB for the year ended December 31, 2002. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

Inventory

      Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventory consists primarily of subassembly components. Total charges taken for slow-moving inventory during the year ended December 31, 2002 were approximately $562,000. We reduce the carrying value of our inventory for estimated obsolescence or excess inventory by the difference between the cost of inventory and its estimated net realizable value based upon assumptions about future demand and market conditions. There can be no assurance that we will not have to take additional inventory provisions in the future, based upon a number of factors including: changing business conditions; the introduction of new products and the effect of new technology.

Revenue Recognition

      Revenues from sales of our hardware products are recognized when the equipment has been delivered to the customer, title has passed, the equipment has been accepted by the customer, the collection of the sales price is probable and, no further obligations to the customer exist. Certain sales of equipment include software that enables the customer to utilize network services provided by us. Such sales are deferred and revenue is recognized ratably over the life of the associated network service contract, which is generally two years. Network services revenue is recognized in the period in which the contract services are provided to the customer. Recognition of sales starts at the time of acceptance of the customer, which is 30 days from installation of the equipment. The customer has a right of return within 30 days of installation. The customer is also granted a one-year warranty for the proper functioning of the equipment and software. Any losses on contracted sales are recognized in the period the loss has been determined. Service revenues associated with time and materials consulting projects are recognized at the time the services are rendered, collection is probable, and we have no further obligations to the customer. Revenues from maintenance contracts are recognized ratably over the term of the contract as services are performed. The Company records a liability for product warranty obligations at the time of sale based upon historical warranty experience. The term of the warranty is generally twelve months. The Company also records an additional liability for specific warranty matters when they become known and are reasonably estimable. The Company’s product warranty obligations are included in accrued expenses.

Deferred Revenue

      Amounts received prior to the delivery of equipment or contracted services are recognized as a liability and revenue recognition is deferred until such time that all revenue recognition criteria have been met. Revenue recognition for equipment sales is deferred until the equipment has been delivered, title has passed to the customer, collection is probable and the equipment has been accepted by the customer. Deferred revenues related to service contracts are deferred until such time that the services have been performed. Revenues related to sales of equipment and software associated with network services contracts are recognized ratably over the term of the network services contract. We had deferred revenues of $28,263 and $141 at December 31, 2001 and December 31, 2002, respectively.

Impairment of Long-Lived Assets

      Our long-lived assets consist primarily of property and equipment. As described in Note 7 to the Notes to Consolidated Financial Statements, during 2002, we shutdown and ceased all operations of B2BVideo. In connection with this transaction, we recorded an impairment loss of approximately $530,000. Management periodically reviews the future cash flows to be derived from its long lived assets including trademarks, patents, goodwill and fixed assets. When a material change in projected cash flows from long lived assets is apparent, an appropriate impairment of the respective asset(s) is recorded.

Deferred Tax Assets

      We record a valuation allowance against deferred tax assets when we believe that it is more likely than not that these assets will not be realized. Because of our recurring losses and negative cash flows, we have provided a valuation allowance against all deferred taxes as of December 31, 2001 and 2002.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results will differ from those estimates. Significant accounting estimates used in the preparation of our consolidated financial statements include the fair value of acquired assets, purchase price allocations, the realizability of deferred tax assets, the carrying value of inventory and depreciation and amortization.

Recent Accounting Pronouncements

      In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 retains the requirements of SFAS No. 121 to recognize an impairment loss only if the carrying value of a long-lived asset is not recoverable from its estimated undiscounted cash flows and to measure an impairment loss as the difference between the carrying value and fair value of the asset, but it establishes new standards for long-lived assets to be disposed of. In connection with the B2BVideo acquisition and subsequent decision to shut down the B2BVideo operations in the fourth quarter of 2002, we determined that certain assets were impaired. We have recorded an impairment charge of $7,276,000 for the year ended December 31, 2002.

      In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board (“APB”) No. 30 “Reporting Results of Operations.” Certain provisions of this statement will be effective for us for the year ending December 31, 2003, other provisions are effective for transactions occurring after May 15, 2002 or to financial statements issued after May 15, 2002. The extraordinary gains resulting from early extinguishment of debt (see Note 11 of Notes to Consolidated Financial Statements) will be reclassified to a component of other income within the Consolidated Statements of Operations upon adoption on January 1, 2003.

      In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 will supersede Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that costs associated with an exit or disposal plan be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The restructuring activities that management has undertaken in the first quarter of 2003 (see Note 17 of Notes to Consolidated Financial Statements) will be accounted for under SFAS No. 146.

      In November 2002, the FASB issued Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the existing disclosure requirements for most guarantees. FIN 45 requires that at the time a company issues certain guarantees, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. FIN 45’s disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002 and are applicable to all guarantees issued by the guarantor subject to FIN 45’s scope, including guarantees issued prior to the issuance of FIN 45. The disclosure requirements of FIN 45 are applicable for financial statements of interim or annual periods ending December 31, 2002. We will adopt the recognition and measurement requirements of FIN No. 45 in the first quarter of fiscal year 2003 and have included the new disclosure requirements in the Notes to the Consolidated Financial Statements.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, and also amends the disclosure provision of SFAS No. 123 to require disclosure in the summary of significant accounting policies the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The disclosure provision is required for all companies with stock-based employee compensation, regardless of whether the company utilizes the fair value method of accounting described in SFAS No. 123 or the intrinsic value method described in APB Opinion No. 25 Accounting for Stock Issued to Employees. SFAS No. 148’s amendment of the transition and annual disclosure provisions of SFAS No. 123 are effective for fiscal years ending after December 15, 2002. The disclosure requirements for interim financial statements containing condensed consolidated financial statements are effective for interim periods beginning after December 15, 2002. We currently account for stock based compensation utilizing the intrinsic value method of accounting for stock based employee compensation described by APB No. 25. We have complied with the disclosure requirements of SFAS No. 148 in the Notes to the Consolidated Financial Statements.

Results of Operations

Comparison Of The Years Ended December 31, 2002 And December 31, 2001

      Revenues. We recognized approximately $824,000 in revenues during 2002 compared to approximately $12,976,000 recognized in 2001, a decrease of approximately $12,152,000, or 94%. Of these revenues, $554,000 related to product sales in 2002 compared to approximately $3,389,000 in 2001. The decrease in product sales was attributed to a declining number of customers in 2002 compared to 2001;

approximately 15 in 2002 compared to approximately 25 in 2001 with fewer than five new customers in 2002, as the effects of the recession in the telecommunications sector continued. Revenues related to installation and other services were $270,000 during 2002 compared to $9,587,000 in 2001. Services revenue in 2001 included substantial amounts related to a systems integration project and to management fees that did not recur in 2002. The systems integration project was a unique project undertaken by the Company in 2001 at a customer’s request. Systems integration is not a standard offering or core competency of VNCI. Included in services revenue in 2002 were approximately $74,000 related to the activities of B2BVideo Network. In the fourth quarter of 2002, we decided to shut down and cease the operations of B2BVideo (see Note 4 of Notes to Consolidated Financial Statements).

      Cost of Sales. We recognized approximately $1,820,000 in cost of sales in 2002 compared to approximately $11,343,000 in 2001, a decrease of approximately $9,523,000, or 84%. Of the cost of sales recognized in 2002, approximately $519,000 was related to product sales compared to $2,830,000 in 2001; approximately $739,000 was related to the cost of providing installation and other services in 2002 compared to $5,513,000 in 2001; and approximately $562,000 pertained to the increase in the inventory reserve in 2002 compared to $3,000,000 in 2001.

      Gross Margin on Sales. The overall gross margin on revenues recognized in 2002 was negative $996,000 compared to overall gross margin achieved in 2001 of $1,633,000, or 13%. 2002 gross margin derived from product sales was approximately $35,000; approximately negative $469,000 from service revenues. The overall decline in gross margin percentage in 2002 compared to 2001 is primarily a result of under- absorption of production costs due to the low level of sale activity and the inability to cover fixed costs as a result of decreased sales.

      Research and Development. Research and development costs increased to approximately $3,223,000 in 2002, from $2,774,000 in 2001, representing an increase of approximately $449,000, or 16%. $855,000 of the increase was due to the inclusion of B2BVideo Network during 2002. In the fourth quarter of 2002, we made the decision to shut down and cease the operations of B2BVideo (see Note 4 of Notes to Consolidated Financial Statements). Research and Development spending at VNCI decreased by approximately $406,000 during 2002 relative to the prior year due to reduced engineering staffing, lower depreciation, and lower materials and testing costs.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to approximately $6,628,000 during 2002 from approximately $6,136,000, representing an increase of $492,000, or 8%. Included in selling, general and administrative expense for 2002 is approximately $1,396,000 incurred by B2BVideo Network. In the fourth quarter of 2002, we made the decision to shut down and cease the operations of B2BVideo (see Note 4 of Notes to Consolidated Financial Statements).

      Excluding the effects of B2BVideo Network, sales and marketing expenses at VNCI decreased approximately $1,126,000 in 2002 as compared to 2001. Staffing costs declined by $469,000 as fewer staff were employed in customer support and in the sales department. Travel and entertainment costs declined by approximately $266,000. A write down of certain demonstration equipment of $219,000 was recorded in 2001.

      General and administrative costs increased by approximately $1,068,000 in 2002 compared to 2001. The 2002 results include approximately $847,000 related to B2BVideo Network. Excluding the effects of B2BVideo Network, general and administrative costs at VNCI increased by approximately $221,000. Significantly higher legal and accounting costs during the year were partially offset by reductions in investor relations costs.

      Asset Impairment Charges. Under SFAS No. 142, goodwill impairment occurs if the net book value of a reporting unit exceeds its estimated fair value. Management concluded based upon the cancellation of B2BVideo Network’s only customer contract, the significant capital expenditures associated with building and maintaining a proprietary network, and the result of an extensive review of the B2BVideo Network technology and business prospects, that it was unlikely to derive any net positive cash flow from that business in the future. As a result the book value of the B2BVideo reporting unit exceeded its fair value.

Upon completion of the annual assessment, we recorded a non-cash impairment charge of $6,746,000 to reduce the carrying value of goodwill to zero.

      During 2002, VNCI recognized impairment losses of approximately $7,276,000 related to the write down of certain B2BVideo assets. The write-down of goodwill associated with the acquisition of B2BVideo in May 2002 accounted for approximately $6,746,000 of the charge. The remaining $530,000 of the charge related to the write-down of the net book value of certain fixed and other assets. The impairment loss was calculated as the difference between the carrying value and fair value of the assets.

      Interest (Income) Expense. We recorded net interest expense of approximately $1,289,000 in 2002 compared to net interest expense recorded in 2001 of approximately $1,579,000. Interest expense in 2002 was approximately $1,357,000 compared to approximately $1,600,000 recorded in 2001. Included in interest expense in 2002 was $1,151,000 related to the amortization of costs assigned to warrants issued in connection with obtaining debt financing. Interest income was approximately $68,000 in 2002 compared to $21,000 recognized in 2001, primarily due to increased cash balances in 2002 offset by declining interest rates.

      Extraordinary Gain. During 2002, we recorded extraordinary gain on the extinguishment of debt in the amount of approximately $3,791,000. This amount is comprised of the extinguishment of the Sanmina debt and related accrued interest in May 2002, which resulted in an extraordinary gain of $2,387,000. The remaining gain of approximately $1,404,000 relates to the settlement of VNCI and B2BVideo vendor payables. The extraordinary gain will be reclassified, to a component of other income within the Consolidated Statements of Operations upon adoption of SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections on January 1, 2003.

      Net Loss. As a result of the foregoing factors, the net loss for 2002 increased to approximately $15,619,000 from $9,025,000 in 2001, an increase of approximately $6,594,000 or 73%.

Liquidity and Capital Resources

      We have an accumulated deficit balance of $83,292,000 from our inception through December 31, 2002. We expect to incur additional operating losses for the foreseeable future, principally as a result of expenses associated with product development efforts and anticipated sales, marketing, and general and administrative expenses. During 2002, we satisfied our cash requirements principally from cash on hand as of December 31, 2001, from the proceeds of bridge financings obtained in early 2002, and from the investments by Moneyline and other investors completed on May 16, 2002.

      We had cash and cash equivalents of $6,498,000 at December 31, 2002 compared to $507,000 at December 31, 2001, an increase of $5,991,000. The increase in cash and cash equivalents was primarily the result of cash from investments by Moneyline and other investors on May 16, 2002.

      Net cash used in operations during 2002 was approximately $10,475,000. The net loss in 2002, reduced by depreciation, amortization, non-cash compensation and other non-cash charges was approximately $5,770,000. Inventory decreased by approximately $286,000 during 2002 due to an increase of approximately $562,000 in the provision for excess inventory reserves and sales of product made during the period, offset by inventory purchases. Accounts receivable decreased by $675,000 during 2002 due to lower sales in 2002 compared to 2001 and as cash was collected from customers. Accounts payable declined by approximately $1,123,000 during 2002 due to repayment of accounts payable with the proceeds from the Moneyline and other investors’ investment and due to reductions in amounts claimed by certain vendors as a result of pre-investment negotiations.

      We used approximately $1,968,000 in investing activities during 2002. Payments of approximately $1,751,000, net of cash acquired, were made to cover costs associated with the acquisition of B2BVideo Network. Capital spending on equipment was approximately $184,000. A further amount of approximately $31,000 was used to acquire and protect the Company’s intellectual property.

      We generated approximately $18,433,000 in cash from financing activities during 2002. Prior to the investment made in May 2002 by Moneyline and other investors, we raised approximately $1,049,000 by issuing short-term notes, which were subsequently converted to common equity. Moneyline and other investors provided approximately $18,037,000 in cash in connection with their investment in VNCI. Immediately prior to the investment, the Company reached an agreement with Sanmina Corporation to settle the outstanding debt VNCI owed Sanmina whereby Sanmina would accept a one-time payment of $1,100,000 in return for Sanmina’s forgiveness of all other outstanding debt and related accrued interest. This payment was made coincident with the closing of the Moneyline investment and resulted in an extraordinary gain for debt forgiveness of $2,387,000. A consultant to the Company exercised options, which resulted in an inflow of cash of $10,300 to the Company during the year.

      As discussed in Note 17 to the Consolidated Financial Statements, we have a Strategic Alliance Agreement with Moneyline under which we expect to incur significant costs over the next year. Our ability to generate cash from operations will be dependent upon sales we generate as a result of Moneyline acting as our exclusive distributor of our products to the financial services industry. In addition, we may rely on Moneyline for certain administrative support in 2003 which may result in costs being incurred and paid to Moneyline.

      We have fixed contractual obligations under various lease agreements. Our contractual obligations, including obligations associated with our acquisition subsequent to December 31, 2002 are as follows:

	Payments Due By Period (000s)

		<1	1–3	4–6	7–10
Contractual Obligations	Total	Year	Years	Years	Years

Capital lease obligations	$36,632	$11,288	$25,344	$–	$–
Operating leases	8,461,319	1,399,331	4,042,301	3,019,687	–

Total contractual cash obligations	$8,497,951	$1,410,619	$4,067,645	$3,019,687	$–

Subsequent Events

      On February 14, 2003, the Company purchased from Williams Communications, LLC (“WCLLC”) and Williams Communications Procurement, LP (together with WCLLC, the “Sellers”), each a wholly owned subsidiary of Wiltel Communications Group, Inc. (“WCG”). WCLLC’s webcasting business, including certain equipment and other assets used by WCLLC in this business for $750,000 in cash and $850,000 security on the leased space. The purchased webcasting business includes the production and distribution of multimedia presentation materials using streaming media technology.

      The acquisition of the webcasting business will enable the Company to provide a full suite of interactive multimedia services. The webcasting product suite, including Activecast and Talkpoint, allow for a broader reach within our targeted customers and provides ubiquity with distribution of voice and video over the internet. This service model does not require capital investment by our customers. Users can leverage the services and toolset by using standard internet browsers and media players. In addition to the new technology acquired, the transaction includes active customers, which we plan to leverage to market our legacy service and technology.

      In the first quarter of 2003, the Company implemented a restructuring of the VidPhone business to right size the expense base to take into account the Company’s anticipation of lower sales. The restructuring included:

•	Termination of 37 employees, primarily in sales, engineering and administrative capacities.

•	Transfer of three employees to Moneyline. Employees transferred are primarily focused on channel management and business development for the managed video service.

•	Remaining employees will focus on supporting the Moneyline Strategic Alliance Agreement. See the section entitled “Sales & Marketing” for additional details on this agreement.

•	Transfer of direct sales responsibility for the VidPhone System to the direct sales team of the webcasting business.

•	Election of Alexander Russo as Chairman of the Board of Directors, and the appointment of Nicholas Balletta as President of the Company and his election as a director of the Company and Frank Joanlanne, who was appointed Senior Vice President Webcasting Services of the Company. We entered into employment agreements with Mr. Balletta and Mr. Joanlanne.

      During the last quarter of 2002, management, with the Board of Directors approval, made a decision to shutdown and cease all operations of B2BVideo. Subsequent to year-end, the Company commenced negotiations with the landlord of the B2BVideo office space to terminate the lease agreement.

      With the restructuring complete and with the integration of the webcasting business, management believes the Company has sufficient cash to fund operations through the fourth quarter of 2003. We intend to pursue financing in the second quarter of 2003 for the continued funding of operations and for the development of new product enhancements and further expansion of both its webcasting and VidPhone businesses. The Company will pursue existing investors as well as outside strategic investors. In the event that additional funding is not available, the company will pursue other strategic alternatives including the sale of the Company, the sales of its assets, or liquidation.

Risk Factors

      The following risk factors should be read in conjunction with the “Subsequent Events” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 16 to the Financial Statements. Subsequent events may have a material effect on some of these risk factors.

A Failure to Obtain Necessary Additional Capital in the Future on Acceptable Terms Could Prevent us from Executing our Business Plan.

      We may need additional capital in the future to fund our operations, finance investments in equipment and corporate infrastructure, expand our network, increase the range of services we offer and respond to competitive pressures and perceived opportunities. Cash flow from operations, and cash on hand may not be sufficient to cover our operating expenses, working capital and capital investment needs. We cannot assure you that additional financing will be available on terms acceptable to us, if at all. A failure to obtain additional funding could prevent us from making expenditures that are needed to allow us to grow or maintain our operations.

      If we raise additional funds by selling equity securities, the relative equity ownership of our existing investors could be diluted or the new investors could obtain terms more favorable than previous investors. If we raise additional funds through debt financing, we could incur significant borrowing costs. The failure to obtain additional financing when required could result in us being unable to grow as required to attain profitable operations.

Dependency upon Moneyline Telerate (“MLT”)

      We are dependent on MLT to build revenue for our video products in the financial services market, which is key to the overall, long-term development of revenue for our video technology. Our dependence has been further increased by our decision in the first quarter of 2003 to limit our sales efforts in other markets. We cannot be assured that MLT will be successful in developing this market. In addition, we are dependent on MLT for certain support activities and our financing needs.

We Will Be Focusing A Significant Amount Of The Company’s Resources On Building A Recently Acquired Business

      As discussed in the section entitled, “Subsequent Events”, we recently right-sized our VidPhone business and acquired a webcasting business. In the future a significant amount of our resources will be focused on developing the webcasting business. While an experienced management team joined us in connection with the acquisition, we have limited experience running a webcasting business and do not have a proven track record of operating this type of business profitably. We cannot assure you that we will be successful in operating this webcasting business.

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

We Have a Limited Customer Base and Attendant Risk Concentration; We Are Dependent Upon a Few Significant Customers

      We have a limited customer base with several customers providing in excess of 10% of our total revenues. We generally grant uncollateralized credit terms to our customers and have not experienced any credit-related losses. Three customers accounted for 32%, 16%, and 13%, respectively, of our total revenues in the year ended December 31, 2002. Two customers accounted for 50% and 30%, respectively, of our total revenues in the year ended December 31, 2001 Three customers accounted for 74%, 14%, and 12% of our accounts receivable at December 31, 2002 and four customers accounted for 30%, 16%, 13% and 10% of our accounts receivable at December 31, 2001. Failure to diversify this customer concentration could result in our inability to continue to generate revenues sufficient to support operations.

We Have Accumulated a Substantial Deficit; We Have a History of Losses and Limited Revenue and Expect Losses to Continue

      We have incurred substantial losses from operations to date and had an accumulated deficit of $83,292,000 through December 31, 2002. There is substantial doubt about our ability to continue as a going concern.

      We recognized $824,000 in revenues during the year ended December 31, 2002, compared to $12,976,000 during 2001, including approximately $6,500,000 from a data infrastructure project that was not a recurring revenue source, and $8,769,000 in revenues during 2000. Accordingly, there is limited historical basis to expect that we will be able to realize sufficient operating revenues or profits in the future to support continuing operations. We have a limited backlog for revenue, and we cannot predict with accuracy what our revenues will be in the future. Our ability to generate sales and to recognize operating revenues in the future will depend on a number of factors, certain of which are beyond our control, including:

•	customer acceptance of products shipped and installed to date and in the future;

•	our ability to generate new sales of products and secure customer acceptance; and

•	customer payments.

We Expect to Continue to Experience Quarterly Fluctuations in our Operating Results

      In the past we have experienced quarterly fluctuations in revenues and operating results as a result of a number of factors, including the fact that the typical cost of our system is relatively high, each purchase of our video network system constitutes a substantial portion of our revenues for the period in which it is accepted by our customer, the timing of our sales and marketing campaigns and the costs associated with those efforts, and our overall expenses during the period. Customers generally pay for our products and services only after they are installed and accepted and we typically incur the costs associated with the sales and installation of our video network systems prior to receipt of any customer payments. We expect these to continue and accordingly, we expect to continue to experience quarterly fluctuations in our revenues and operating results for the foreseeable future.

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

We May Not Be Able to Penetrate the Financial Services Market.

      VNCI and Moneyline have entered into a Strategic Alliance Agreement and certain technology license agreements pursuant to which VNCI will license software and network processes and sell video equipment to Moneyline. Moneyline will be the exclusive distributor of VNCI’s equipment to the financial services market. To assist Moneyline in being successful at selling VNCI hardware, VNCI is making its executives and sales personnel available to Moneyline for prospect calls. Sales to Moneyline are expected to generate a significant part of our future revenues. However, we have sold only a limited number of video network systems and components under this arrangement and to date have recognized minimal revenues from those sales. We currently have limited orders from Moneyline for additional sales of VidPhone systems. If Moneyline fails to market and sell our products, or our products fail to become an accepted part of Moneyline’s product offerings, the value of your investment could be reduced.

The Market for Video Communications Products Is Evolving and May Not Support Our Revenue Expectations; Our Business Has Been Adversely Affected by the General Slowdown in the Economy

      The market for video communications products continues to evolve rapidly, and demand for and market acceptance of new products is unpredictable. As is typical for a new technology, demand for and market acceptance of new products is unpredictable. The cost of video communications systems typically represents a substantial investment by the customer and have tended to be discretionary purchases. Accordingly, we cannot predict whether the renewed interest in video networking products will result in higher overall sales of video communications equipment. If the market for video communications products develops more slowly than expected or is adversely affected by a slow down in the economy, our business and financial condition could be materially and adversely affected.

Our Industry is Subject to Rapid Technological Change; If We Are Not Able to Adequately Respond to Changes, Our Products May Become Obsolete or Less Competitive and Our Operating Results May Suffer

      We may not be able, especially given our lack of financial resources, to respond effectively to the technological requirements of a changing market, including the need for substantial additional capital expenditures that may be required as a result of these changes. The video network systems industry is characterized by rapidly changing technology and continuing process development. The future success of our business will depend in large part upon our ability to maintain and enhance our technological capabilities and successfully anticipate or respond to technological changes on a cost-effective and timely basis. In addition, our industry could in the future encounter competition from new or revised technologies that render existing technology less competitive or obsolete.

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

We have audited the accompanying balance sheet of Video Network Communications, Inc. (the “Company”) as of December 31, 2001, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

The accompanying 2001 financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company has incurred recurring losses from operations, has negative cash flows from operations, has a working capital deficiency, and has an accumulated deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Manchester, New Hampshire	Ernst & Young LLP
April 4, 2002, except for Note 16, as
to which the date is May 17, 2002

INDEPENDENT AUDITORS’ REPORT

To The Board of Directors and Stockholders of
Video Network Communications, Inc.
Portsmouth, New Hampshire

We have audited the accompanying consolidated balance sheet of Video Network Communications, Inc. and subsidiary (collectively, the “Company”) as of December 31, 2002, and the related statement of operations, stockholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of the Company for the year ended December 31, 2001 were audited by other auditors whose report, dated April 4, 2002 (except for Note 16, as to which the date is May 17, 2002), expressed an unqualified opinion and included an explanatory paragraph that disclosed uncertainty about the Company’s ability to continue as a going concern.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 2002 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s recurring losses and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As described in Note 1, in 2002 the Company had significant intercompany activity with its majority investor. The Company is dependent on its majority investor for a significant portion of its sales, certain support activities and its financing needs. The accompanying financial statements may not necessarily be indicative of the conditions that would have existed or the results of operations had the Company operated as an unaffiliated entity.

Deloitte & Touche LLP

Boston, Massachusetts

March 7, 2003

VIDEO NETWORK COMMUNICATIONS, INC.

Consolidated Balance Sheets

	December 31,	December 31,
	2001	2002

ASSETS
Current assets:
Cash and cash equivalents	$507,396	$6,497,643
Accounts receivable	604,921	59,249
Inventories	1,194,749	878,070
Amount due from related party	–	426,971
Other current assets	61,480	79,173

Total current assets	2,368,546	7,941,106
Property and equipment, net	276,729	364,727
Trademarks and patents, less accumulated amortization of $81,888 and $106,621 in 2001 and 2002, respectively	285,435	291,646
Other assets	8,309	2,840

	$2,939,019	$8,600,319

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,335,933	$883,128
Deferred revenue	28,263	141
Accrued liabilities	1,200,579	1,201,556
Notes payable	5,095,739	20,000
Current portion of capital lease obligations	20,742	8,432

Total current liabilities	8,681,256	2,113,257
Capital lease obligations, less current portion	29,003	21,344
COMMITMENTS AND CONTINGENCIES
Stockholders’ equity (deficit):
Preferred stock, par value $.01	–	–
Authorized shares – 2,500,000, no shares issued or outstanding
Common stock, par value $.01	21,336	581,769
Authorized shares – 30,000,000 and 90,000,000 as of December 31, 2001 and 2002, respectively
Issued and outstanding shares – 2,133,594 and 58,176,919 as of December 31, 2001 and 2002, respectively
Additional paid-in capital	61,879,866	89,175,653
Accumulated deficit	(67,672,442)	(83,291,704)

Total stockholders’ equity (deficit)	(5,771,240)	6,465,718

	$2,939,019	$8,600,319

See Notes to Consolidated Financial Statements.

VIDEO NETWORK COMMUNICATIONS, INC.

Consolidated Statements of Operations

	For the Years Ended
	December 31,

	2001	2002

Revenues:
Products	$3,388,527	$554,097
Services	9,587,188	270,362

Total revenues	12,975,715	824,459

Cost of revenues:
Products	2,829,968	518,910
Inventory writedowns	3,000,000	561,988
Services	5,512,979	739,130

Total cost of revenues	11,342,947	1,820,028

Gross margin	1,632,768	(995,569)

Operating expenses:
Research and development	2,774,336	3,222,763
Selling, general and administrative(1)	6,135,632	6,627,566
Asset impairment charges	168,728	7,275,468

Total operating expenses	9,078,696	17,125,797

Loss from operations	(7,445,928)	(18,121,366)
Interest income	21,003	67,990
Interest expense	(1,600,040)	(1,357,031)

Loss before extraordinary gain	(9,024,965)	(19,410,407)
Extraordinary item – Gain on extinguishment of debt	–	3,791,145

Net loss	(9,024,965)	(15,619,262)
Deemed dividend attributable to warrant repricing	–	(405,488)
Deemed dividend on exercise of warrant	–	(4,913,894)

Net loss attributable to common shareholders	$(9,024,965)	$(20,938,644)

Loss per share – basic and diluted
Loss attributable to common shareholders before extraordinary gain	$(4.23)	$(.69)
Extraordinary gain	$–	$.11
Net loss attributable to common shareholders	$(4.23)	$(.58)
Weighted average shares outstanding – basic and diluted	2,133,594	35,842,949

(1)	Includes $26,180 and $104,434 of noncash amortization of stock-based compensation, for the years ended December 31, 2001 and 2002, respectively.

See Notes to Consolidated Financial Statements.

VIDEO NETWORK COMMUNICATIONS, INC.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

for the years ended December 31, 2001 and 2002

			Additional
		Common	paid-in	Accumulated
	Shares	Stock	Capital	Deficit	Total

Balance, January 1, 2001	2,133,594	$21,336	$60,196,065	$(58,647,477)	$1,569,924
Issuance of warrants in connection with notes payable	–	–	1,820,824		1,820,824
Costs associated with efforts to register restricted stock	–	–	(163,203)	–	(163,203)
Compensation expense related to non-employee options	–	–	26,180	–	26,180
Net loss	–	–	–	(9,024,965)	(9,024,965)

Balance, December 31, 2001	2,133,594	21,336	61,879,866	(67,672,442)	(5,771,240)
Issuance of common stock in Private Placement, net of expenses	32,750,000	327,500	17,709,712	–	18,037,212
Issuance of warrants in connection with notes payable	–	–	639,208	–	639,208
Conversion of VNCI notes payable to common stock	6,446,376	64,464	3,803,361	–	3,867,825
Conversion of B2BVideo notes payable to common stock	4,282,956	42,830	2,526,944	–	2,569,774
Issuance of common stock to acquire B2BVideo common stock	3,000,014	30,000	1,770,008	–	1,800,008
Issuance of options and warrants in connection with B2BVideo acquisition	–	–	827,459	–	827,459
Issuance of common stock upon cashless conversion of warrants	9,553,979	95,539	(95,539)	–	–
Compensation expense related to non-employee options	–	–	104,434	–	104,434
Exercise of non-employee options	10,000	100	10,200	–	10,300
Net loss	–	–	–	(15,619,262)	(15,619,262)

Balance, December 31, 2002	58,176,919	$581,769	$89,175,653	$(83,291,704)	$6,465,718

See Notes to Consolidated Financial Statements.

VIDEO NETWORK COMMUNICATIONS, INC.

Consolidated Statements of Cash Flows

	For the Years ended December 31,

	2001	2002

Cash flows from operating activities:
Net loss	$(9,024,965)	$(15,619,262)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	297,889	444,029
Amortization	23,415	24,733
Interest expense related to issuance of warrants	1,354,422	1,150,394
Non-cash compensation expense	26,180	104,434
Provision for excess and obsolete inventory	3,000,000	561,988
Gain on forgiveness of debt	–	(3,791,145)
Goodwill impairment	–	6,746,289
Write-off of other assets	–	214,546
Write-off of fixed assets	168,728	315,079
Other non-cash charges	159,520	–
Changes in operating assets and liabilities:
Accounts receivable	2,415,456	675,138
Amounts due from related party	–	(426,971)
Other current assets	121,156	59,628
Inventories	474,189	286,353
Accounts payable	848,984	(1,123,379)
Deferred revenues	(2,595,040)	(28,122)
Accrued liabilities	(444,937)	(68,860)

Net cash used in operating activities	(3,175,003)	(10,475,128)

Cash flows from investing activities:
Deposits	–	(1,667)
Increase in trademarks and patents	(39,821)	(30,944)
Purchase of property and equipment	(28,531)	(184,306)
Purchase of B2BNetwork, net of cash acquired	–	(1,750,839)

Net cash used in investing activities	(68,352)	(1,967,756)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net of issuance costs	(163,203)	18,037,212
Net proceeds from the issuance of notes payable	2,515,460	1,049,000
Net proceeds from the exercise of stock options		10,300
Repayments of notes payable	(247,111)	(598,278)
Principal payments on capital leases	(14,446)	(65,103)

Net cash provided by financing activities	2,090,700	18,433,131

Net increase (decrease) in cash and cash equivalents	(1,152,655)	5,990,247
Cash and cash equivalents, at beginning of year	1,660,051	507,396

Cash and cash equivalents, at end of year	$507,396	$6,497,643

Interest payments	$5,080	$205,145
Non cash financing and investing activity (Note 13)

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

      Unless otherwise indicated, all information in the Notes to Consolidated Financial Statements gives retroactive effect to a one-for-five reverse stock split of our common stock approved by Stockholders on February 4, 2002 and effected February 5, 2002.

1.	Nature of Business and Basis of Presentation

Nature of Business:

      Video Network Communications, Inc. (the “Company” or “VNCI”) is a Delaware corporation formed in 1993 to design, develop and market full-motion, high resolution, cost-effective video network systems as a state-of-the-art, business collaborative tool. Users of the VidPhone video network system can view broadcast video, collaborate in multi-party videoconferences, and retrieve stored video on demand. Our VidPhone system bypasses the bottleneck of local data networks to distribute video to and from desktop and laptop personal computers and conference rooms configured with VidPhone stations, over the same wiring used by the telephone. At the same time, the VidPhone system software provides the user with seamless access and control to communicate over, or access video content on, private, wide area, IP networks.

      On May 16, 2002, the Company acquired B2BVideo Network, Corp. (“B2BVideo”) which was formed in December 1999 to deliver to business users managed enterprise video services. B2BVideo delivers broadcast quality video over an Internet Protocol (“IP”) Multicast network for delivery to desktops. IP Multicast positioned B2BVideo to provide multiple streams of high quality video to thousands of points on the network. B2BVideo offered services that would enable businesses to integrate all of their video applications onto a single platform for delivery of broadcast quality video to the desktop. B2BVideo customers could: (1) distribute their own programming to employees, clients and other audiences over private video networks (PVNs), (2) access a wide range of business programming (e.g., television programs, training videos, industry conferences, etc.), and (3) conduct video calls and videoconferences. As a result of the acquisition, B2BVideo became a wholly owned subsidiary of the Company.

      In the past, the Company’s core video network technology solution has been utilized to support video collaboration in various vertical markets. The Company’s network technology has been primarily contained within the local business enterprise. Connectivity through the wide area network (“WAN”) has typically been established through less reliable and bandwidth constrained integrated services digital network (“ISDN”) service connections. While the Company’s technology has resulted in various high profile customer installations, the Company recognized the need to extend its video technology solution into the WAN. In addition, the Company began to see the strategic advantages of offering a managed service end-to-end video solution inherent in B2BVideo’s technology focus. It held the promise of delivering highly reliable, high quality end-to-end managed video service that solved the traditional shortcomings of WAN video distribution. The acquisition of B2BVideo’s marquee customer and programming guide was intended to accelerate the Companies capabilities for supporting the WAN requirements of customers and channel partners.

      The acquisition of B2BVideo was intended to accelerate the Company’s capabilities for supporting Wide Area Networking requirements of customers and channel partners. During the fourth quarter of 2002 B2BVideo’s marquee and only customer terminated its contract with B2BVideo. Based on the cancellation of the contract, the significant capital expenditures deemed necessary to build and maintain the required proprietary network, the required technological changes and the lack of future business prospects, management, with the Board of Directors approval, made a decision to shutdown and cease all operations of B2BVideo (Note 4).

Basis of Presentation:

      As shown in the consolidated financial statements the Company has incurred recurring losses from operations since inception and had net losses of $9,024,965 and $15,619,262 for the years ended

December 31, 2001 and 2002 respectively. The Company has experienced recurring negative cash flow from operations, and had used cash of $3,175,003 and $10,475,128 during 2001 and 2002 respectively to fund operating activities. In addition, the Company has historically had a working capital deficiency and, has a significant accumulated deficit at December 31, 2002. The Company expects to continue to incur significant operating expenses to sustain its continued product development efforts while maximizing sales and marketing opportunities. At this stage, it is difficult to predict with accuracy the level of its sales in future periods, or when marketing initiatives will result in sales. The Company has required substantial funding through debt and equity financings since inception to complete its development plans and pursue full-scale operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

      The Company continues to evaluate all options regarding the financing of operations. The Company believes that the financing received in May 2002 and the Strategic Alliance Agreement with Moneyline Network, LLC (“Moneyline”), a wholly-owned subsidiary of Moneyline Telerate Holdings, will enable it to significantly enhance its sales and marketing programs required to realize its sales projections and to generate sufficient operating cash flow. However, the Company has recognized that given the general economic slow down, the markets for its VidPhone product line are likely to develop more slowly than originally anticipated. Accordingly, in the first quarter of 2003 the company has taken significant steps to diversify its revenue base by acquiring the webcasting business of Wiltel Communications and right-sizing the expense base of the VidPhone business to match the scaled back revenue expectations. See Note 18, Subsequent Events, for further details of these transactions

      If the Company is not successful in either realizing its sales projections or in securing continued funding from either its majority investors or another party, the Company will be forced to consider alternative methods of maximizing shareholder value, which could include sales of the Company’s assets or a sale of the Company.

      These financial statements are presented under the assumption that the Company will continue as a going concern. They do not contemplate the uncertainties disclosed above nor do they include any adjustments that might result form these uncertainties.

      Since its investment in the Company in May 2002, Moneyline and its affiliates have utilized services of the Company relating to the development of an additional value-added video service to its existing customer base. They also have provided development related to a managed video distribution network services that could accelerate the acceptance of the Company’s video distribution technology. Moneyline and its affiliates have provided certain administrative, sales and management support to the Company. In addition, in conjunction with its investment, Moneyline entered into a Strategic Alliance Agreement (the “Agreement”) with the Company whereby Moneyline has the exclusive right to sell, market and distribute VNCI video equipment to customers in the financial services industry. Transactions with Moneyline are more fully disclosed in Note 17 Related Party Transactions. The accompanying financial statements may not necessarily be indicative of the conditions that would have existed or results of operations had the Company been operated as an unaffiliated entity.

2. Summary of Significant Accounting Policies

Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, B2BVideo. All significant intercompany transactions have been eliminated in consolidation.

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

Inventory

      Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventory consists primarily of raw materials in the form of components. Total charges taken for slow-moving inventory during the year ended December 31, 2002 were $561,988. Management periodically reviews inventory for excess on hand quantities and obsolescence. Appropriate amounts are reserved to reflect the findings of these reviews.

Revenue Recognition

      Revenues from sales of the Company’s hardware products are recognized when the equipment has been delivered to the customer, title has passed, the equipment has been accepted by the customer, the collection of the sales price is probable, and no further obligations to the customer exist. Certain sales of equipment include software that enables the customer to utilize network services provided by the Company. Such sales are deferred and revenue is recognized ratably over the life of the associated network service contract, which is generally two years. Network services revenue is recognized in the period in which the contract services are provided to the customer. Recognition of sales starts at the time of acceptance by the customer, which is 30 days from installation of the equipment. The customer has a right of return within 30 days of installation. The customer is also granted a one-year warranty for the proper functioning of the equipment and software. Any losses on contracted sales are recognized in the period the loss has been determined. Service revenues associated with time and materials consulting projects are recognized at the time the services are rendered, collection is probable, and the Company has no further obligations to the customer. Revenues from maintenance contracts are recognized ratably over the term of the contract as services are performed. Management fee revenue recognized in 2001 was recognized upon receipt of cash and after an evaluation of any potential refunds of these fees. The royalty revenue from Moneyline will be recognized when earned, collectibility is probable and no future obligations exist.

Deferred Revenue

      Amounts received prior to the delivery of equipment or contracted services are recognized as liability and revenue recognition is deferred until such time that all revenue recognition criteria have been met. Revenue recognition for equipment sales is deferred until the equipment has been delivered, title has passed to the customer, collectibility is reasonably assured and the customer has accepted the equipment. Deferred revenues related to service contracts are deferred until such time that the services have been performed. Revenues related to sales of equipment and software associated with network services contracts are recognized ratably over the term of the network services contract. The Company had deferred revenues of $28,263 and $141 at December 31, 2001 and December 31, 2002, respectively.

Product Warranty Obligation

      The Company records a liability for product warranty obligations at the time of sale based upon historical warranty experience. The term of the warranty is generally twelve months. The Company also records an additional liability for specific warranty matters when they become known and are reasonably estimable. The Company’s product warranty obligations are included in accrued expenses.

      Changes in product warranty obligations for the years ended December 31 are as follows:

	2001	2002

Balance, beginning of year	$326,098	$142,318
New warranties	142,318	23,272
Adjustments	(326,098)	(146,449)

Balance, end of year	$142,318	$19,141

Costs of Goods and Services Sold

      Costs of goods sold include those expenses directly relating to the delivery and installation of the Company’s hardware and software products. Costs of goods sold related to equipment and software sales made in conjunction with network services contracts are deferred and amortized ratably over the life of the associated network service contract to ensure proper matching against revenues that are deferred. Costs relating to providing network services, primarily consisting of communication costs, are expensed when incurred. Costs of services include those expenses directly relating to providing consulting, implementation and maintenance services to the Company’s customers. At December 31, 2001 and December 31, 2002, the Company did not have any deferred costs of goods or services sold.

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

Income Taxes

      Income taxes are accounted for under the asset and liability method pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, whereby deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to be in effect for the year in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of, the deferred tax assets will not be realized.

Net Income (Loss) Per Share

      The Company computes basic and diluted earnings per share in accordance with SFAS No. 128, Earnings per Share. Net income (loss) per common share is based on the weighted average number of common shares and dilutive common share equivalents outstanding during the periods presented. Basic income (loss) per share is calculated by dividing net income available to common shareholders by the weighted average shares outstanding. Diluted income (loss) per share reflects the dilutive effect of stock options and warrants and is presented only if the effect is not anti-dilutive.

Fair Value of Financial Instruments

      The Company’s financial instruments including cash and cash equivalents, accounts receivable, other current assets, capital leases, accounts payable, and accrued expenses are carried at cost, which approximates fair market value because of the short-term maturity of those instruments. Based on interest rates currently available to the Company for borrowings with similar terms and maturities, the carrying value of the Company’s short-term notes payable approximates its current fair value.

Cash and Cash Equivalents

      Cash and cash equivalents consist of cash and investments with original maturities of three months or less.

Property and Equipment

      Property and equipment are stated at cost. The annual provisions for depreciation have been computed based on the following ranges of estimated useful lives: computer and laboratory equipment, 3 to

5 years; computer software, 3 years; service bureau equipment, 3 years; furniture and fixtures, 5 years; and office equipment, 5 years (Note 6). Expenditures for maintenance and repairs are charged to expense as incurred. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income.

Trademarks and Patents

      Trademarks and patents are stated at cost and are amortized on a straight-line basis over 15 years. Amortization expense recorded for the years ended December 31, 2001 and 2002 was $23,415 and $24,733, respectively.

      Scheduled amortization expenses of intangible assets over the next five years are as follows:

2003	$26,551
2004	$26,551
2005	$26,551
2006	$26,551
2007	$26,551

Impairment of Long-Lived Assets

      The Company’s long-lived assets consist primarily of trademarks and patents, and property and equipment. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective for fiscal 2002, the Company periodically evaluates the net realizable value of long-lived assets and measures the impairment loss, if any, as determined by the difference between the carrying value and fair value of the asset. In connection with the B2BVideo acquisition and subsequent decision to shut down the B2BVideo operations in the fourth quarter of 2002, the Company evaluated the related long-lived assets. As a result of such evaluation in the fourth quarter the Company recorded an impairment charge of approximately $530,000 on fixed and other assets.

Concentration of Credit Risk

      Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company’s cash and cash equivalents are held with a U.S. commercial bank. The Company generally grants uncollateralized credit terms to its customers and has not experienced any credit-related losses. Two customers accounted for 50% and 30%, of the Company’s total revenues in the year ended December 31, 2001. Three customers accounted for 32%, 16%, and 13%, of the Company’s total revenues in the year ended December 31, 2002. Four customers accounted for 30%, 16%, 13% and 10% of the Company’s accounts receivable at December 31, 2001 and three customers accounted for 74%, 14%, and 12% of the Company’s accounts receivable at December 31, 2002.

Intangible Assets

      The Company’s intangible assets consist of (1) goodwill, which in accordance with the adoption of SFAS No. 142 is not being amortized commencing in 2002 and beyond; and (2) amortizing intangibles, which consist of patents and trademarks, which are being amortized over their useful lives. All intangible assets are subject to impairment tests on a periodic basis.

      In connection with adoption of SFAS No. 142, Goodwill and Intangible Assets, on January 1, 2002, the Company has an annual impairment methodology that the Company will employ on January 1st of each year in calculating the recoverability of goodwill. This same impairment test will be performed at other times during the course of the year should an event occur which suggests that the recoverability of goodwill may be impacted. Amortizing intangibles are currently evaluated for impairment using the methodology set forth in SFAS No. 144. Recoverability of these assets is assessed only when events have occurred that may give rise to an impairment. When a potential impairment has been identified, forecasted undiscounted net cash flows of the operations to which the asset relates are compared to the current carrying value of the long-lived assets present in that operation. If such cash flows are less than such carrying amounts, long-lived assets, including such intangibles, are written down to their respective fair values.

      As a result of the B2BVideo acquisition in May 2002, and subsequent decision to shut down the B2BVideo operations in the fourth quarter of 2002, the Company performed an impairment test. As a result of performing the impairment test, an impairment charge related to the goodwill associated with the B2BVideo acquisition, was recorded for approximately $6,746,000 in the fourth quarter of 2002.

      Prior to 2002, the Company employed the impairment methodologies set forth in SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. These methodologies did not differ substantially from SFAS No. 144 as they related to amortizing intangibles.

Advertising Expense

      The Company recognizes advertising expense as incurred. Advertising expenses of $87,437 and $50,010 were incurred in 2001 and 2002, respectively.

Stock-Based Compensation

      The Company accounts for its options granted to employees and directors in accordance with Accounting Principals Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation expense has been recognized for the options granted to employees or directors, since the exercise price of the options has been in excess of or equal to the fair value of the options on the date of grant, as determined by the Board of Directors. For options granted to consultants, the Company recognizes an appropriate compensation expense in accordance with Emerging Issues Task Force 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The Company has disclosed the pro forma net loss and loss per share in accordance with the measurement provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

      Had the compensation cost for the plans been determined based on the fair value at the grant dates for awards under the plans, consistent with the method described in SFAS No. 123, the Company’s net income (loss) and basic and diluted net income (loss) per common share on a pro forma basis would have been:

	For Year Ended December 31,

	2001	2002

Net loss, as reported	$(9,024,965)	$(15,619,262)
Total stock-based employee compensation expense determined under fair value based method for all awards	(1,575,922)	(468,013)

Pro forma net loss	$(10,600,887)	$(16,087,275)

Earnings (loss) per share:
Basic and diluted – as reported	$(4.23)	$(.44)
Basic and diluted – pro forma	$(4.97)	$(.45)

      The preceding pro forma results were calculated using the Black-Scholes option-pricing model. The following assumptions were used for the years ended December 31, 2001 and 2002, respectively: (1) risk-free interest rates of 4.1% and 4.29%, respectively; (2) dividend yields of 0.0%; (3) expected lives of 5 and 5 years, respectively; and (4) volatility of 132% and 140%, respectively. Results may vary depending on the assumptions applied within the model.

Comprehensive Income

      Comprehensive income (loss) as defined, includes all changes in equity (net assets) during a period from non-owner sources. For the years ended December 31, 2001 and 2002 the Company had no comprehensive income other than net loss.

Segment Information

      The Company operates in one business segment; the design, development, and marketing of a video network system.

Reclassifications

      Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

      In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30 “Reporting Results of Operations.” The relevant provisions of this statement will be effective for the Company for the year ending December 31, 2003. The extraordinary gains resulting from early extinguishment of debt (Note 14) will be reclassified to a component of operating income within the Consolidated Statements of Operations upon adoption of SFAS No. 145 on January 1, 2003.

      In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 will supersede Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that costs associated with an exit or disposal plan be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The restructuring activities that management has undertaken in the first quarter of 2003 (Note 18) will be accounted for under SFAS No. 146.

      In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the existing disclosure requirements for most guarantees. FIN 45 requires that at the time a company issues certain guarantees, the Company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The Company will adopt the recognition and measurement requirements of FIN No. 45 in the first quarter of fiscal year 2003 and have included the new disclosure requirements in the Notes to the Consolidated Financial Statements.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements of SFAS No. 148 have been implemented and the Company will adopt the interim disclosure requirements in the first quarter of fiscal year 2003.

3. Stock Purchase Agreement

      On May 16, 2002, the Company entered into a Stock Purchase Agreement (the “Agreement”) with Moneyline. Pursuant to the Agreement Moneyline purchased 25,000,000 new shares of the Company’s common stock (representing approximately 51.4% of the Company’s outstanding common stock at June 30, 2002) for aggregate cash consideration of $15,000,000 and received a warrant to purchase an additional 11,250,000 shares of the Company’s common stock, with an exercise price of $0.60 per share and a cashless exercise mechanism.

      Simultaneously, certain existing and new investors purchased 7,750,000 newly issued shares of the Company’s common stock at $0.60 per share, providing aggregate gross proceeds of $4,650,000 to the Company.

      Also as part of the above transaction, the following took place:

(a)	payment of $1,100,000 was made to Sanmina Corp. (“Sanmina”) to extinguish a secured promissory note issued to Sanmina by the Company, with an outstanding principal balance of $2,900,000 and accrued interest of $587,145. The Company recognized an extraordinary gain of $2,387,145 relating to the extinguishment of this debt, which is included as a component of extraordinary gain in the Consolidated Statement of Operations (Note 14);

(b)	payment to Shaw Pittman LLP, a supplier of the Company, of $250,000 to settle outstanding obligations of approximately $378,000 and recognized an extraordinary gain of approximately $128,000 relating to the extinguishment of this debt, which is included as a component of extraordinary gain in the Consolidated Statement of Operations (Note 14); and,

(c)	promissory notes in the aggregate principal amount of $3,723,982 and accrued interest of $143,843 were exchanged for 6,446,376 shares of the Company’s common stock (Note 11). Warrants to purchase an aggregate of 2,567,992 shares of common stock previously issued to the holders of promissory notes were repriced. The exercise price of such warrants, which ranged from $1.30 to $2.75 per share, was reduced to $0.60 per share. The increase in the fair value of the warrants, in the amount of $4,913,894 was recorded as a deemed dividend.

      The Company incurred estimated costs and expenses of approximately $3,226,000 in connection with the Agreement and the acquisition of B2BVideo (discussed below). Fifty percent (50%) of these costs, which are comprised primarily of legal, investment banking and accounting fees, were allocated to the Agreement and fifty percent (50%) were allocated to the acquisition of B2BVideo. The expenses allocated to the Agreement, in the amount of approximately $1,613,000, have been recorded as a reduction of additional paid-in capital.

      Pursuant to the Agreement, Moneyline has the right to appoint a majority of the members of the Company’s Board of Directors.

4. Acquisition of B2BVideo Network Corp.

      On May 16, 2002, the Company acquired 100% of the common stock of B2BVideo, a Delaware corporation. B2BVideo was formed in December 1999 to deliver to business users managed enterprise video services. B2BVideo delivers broadcast quality video over an Internet Protocol (“IP”) Multicast network for delivery to the desktop. IP Multicast enables B2BVideo to provide multiple streams of high quality video to thousands of points on the network. B2BVideo offers products and services that enable businesses to integrate all of their video applications onto a single platform for delivery of broadcast quality video to the desktop. B2BVideo customers can: (1) distribute their own programming to employees, clients and other audiences over Private Video Networks (PVNs), (2) access a wide range of business programming (i.e. television programs, training videos, industry conferences, etc.), and (3) conduct video calls and videoconferences. As a result of the acquisition, B2BVideo became a wholly owned subsidiary of the Company.

      In the past, VNCI’s core video network technology solution has been utilized to support video collaboration in various vertical markets. VNCI’s network technology has been primarily contained within the local business enterprise. Connectivity through the wide area network (“WAN”) has typically been established through less reliable and bandwidth constrained integrated services digital network (ISDN) service connections. While VNCI’s technology has resulted in various high profile customer installations, the Company recognized the need to enhance its video technology solution into the WAN. In addition, the Company began to see the strategic advantages of offering a managed service end-to-end video solution. B2BVideo’s product offerings focus on delivering highly reliable, high quality end-to-end managed video service that solve the traditional shortcomings of WAN video distribution. The acquisition of B2BVideo Network’s marquee customer and programming guide was intended to accelerate the Company’s capabilities for supporting the WAN requirements of customers and channel partners.

      The following consideration was issued in connection with the acquisition of B2BVideo:

(a)	B2BVideo’s common and preferred shareholders were issued 3,000,014 shares of VNCI common stock;

(b)	Options to purchase B2BVideo Series A Preferred Stock were exchanged for options to purchase 139,123 shares of VNCI’s common stock at strike prices ranging from $.50 to $5.93;

(c)	Options to purchase 2.75 Units of B2BVideo, each Unit consisting of (A) 50,000 shares of B2BVideo Series B Preferred Stock and (B) warrants to purchase 50,000 shares of B2BVideo’s common stock, were exchanged for options to purchase an aggregate of 182,977 shares of VNCI’s common stock and warrants to purchase 46,374 shares of VNCI’s common stock;

(d)	Warrants to purchase 3,176,000 shares of B2BVideo common stock issued and outstanding immediately prior to the closing date were exchanged for warrants to purchase 1,214,223 shares of VNCI’s common stock at a strike price of $.60 per share;

(e)	Holders of senior secured promissory notes of B2BVideo, with an aggregate principal balance of $2,500,000 plus accrued interest, were exchanged for 4,282,956 shares of VNCI’s common stock and;

(f)	Options to purchase 681,771 shares of VNCI’s common stock were issued to employees of B2BVideo in exchange for outstanding vested B2BVideo options. These options were 100% vested at the date of issuance.

      The following table sets forth in tabular format the information discussed above:

Noncash:
Common stock issued	$4,369,782
Options issued to employees	242,185
Warrants issued	461,726
Options issued to non-employees	123,578
Cash:
Payment for B2BVideo liabilities	156,355
Estimated transaction costs	1,612,788

Total purchase price	$6,966,414

      The consideration issued to holders of B2BVideo’s equity instruments and debt holders in connection with the acquisition of B2BVideo was valued as follows:

(a)	VNCI’s Common Stock – The value of VNCI’s common stock was determined to be $0.60 per share, the price at which VNCI sold its common stock to Moneyline and certain existing and new investors on May 16, 2002;

(b)	Options issued to B2BVideo’s employees – All outstanding options held by employees to purchase B2BVideo’s common stock have been exchanged for options to purchase 681,771 shares of VNCI’s common stock. The options have varying exercise prices and were 100% vested at the date of issuance. The Company valued such stock options using the Black Scholes option-pricing model at $242,185. The calculation was based on the following assumptions:

Volatility	144%
Expected life	3 years
Risk free interest rate	3.8%
Dividend Rate	None

(c)	Warrants – Warrants to purchase the Company’s common stock issued in connection with the acquisition were also valued using the Black Scholes option-pricing model. The warrants have varying exercise prices. The Company valued such warrants at $461,726. The calculation was based on the same assumptions as discussed in b) above; and,

(d)	Options issued to non-employees – Options to purchase the Company’s common stock issued in connection with the acquisition were valued using the Black Scholes option-pricing model. The options have varying exercise prices. The Company valued such options at $123,578. The calculation was based on the same assumptions discussed in b) above.

      During the fourth quarter of 2002, the Company completed its review of the assets acquired and the liabilities assumed in the acquisition of B2BVideo. This review resulted in the reallocation of purchase price between fixed assets and goodwill. In addition, an adjustment to reduce depreciation expense to reflect the write down of fixed assets was recorded in the Statement of Operations. The determination was made based upon an independent third party appraisal received by the Company in the fourth quarter of 2002.

      The final allocation of purchase price consideration to the assets acquired and liabilities assumed as of the acquisition date is as follows:

Cash and cash equivalents	$18,334
Accounts receivable	129,466
Inventories	531,662
Other current assets	3,841
Property and equipment, net	662,640
Other noncurrent assets	208,059
Accounts payable	(1,075,063)
Accrued liabilities	(213,680)
Capital lease obligations	(45,134)

Fair value of net assets acquired	220,125

Goodwill	6,746,289

Fair value of net assets acquired and recorded goodwill	$6,966,414

      None of the goodwill associated with the acquisition of B2BVideo will be deductible for tax purposes.

      The results of operations for the year ended December 31, 2002 include the operating results of B2BVideo subsequent to its date of acquisition. Prior to the acquisition of B2BVideo the Company had one reportable segment. The acquisition of B2BVideo did not create a new reportable segment as B2BVideo is also engaged in the design, development, and marketing of video network systems and has economic characteristics similar to VNCI.

      Prior to its acquisition of B2BVideo the Company held 750,000 shares of B2BVideo’s common stock, which had no carrying value. During the year ended December 31, 2002 the Company recognized revenue of $266,000 for equipment sales to B2BVideo prior to its acquisition by the Company.

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

	(Unaudited)
	Year ended December 31,

	2001	2002

Revenues	$12,844,979	$975,375
Loss before extraordinary gain	$(14,370,383)	$(19,099,114)
Gain on extinguishment of debt	–	$3,791,145
Net loss	$(14,370,383)	$(15,307,969)
Deemed dividend	–	$(5,319,382)
Net loss attributable to common shareholders	$(14,370,383)	$(20,627,351)
Income (loss) per share – basic and diluted Loss attributable to common shareholders before extraordinary gain	$(0.30)	$(0.46)
Extraordinary gain	–	0.07
Net loss attributable to common shareholders	$(0.30)	$(0.39)

      During the fourth quarter of 2002, management, with the Board of Directors approval, made a decision to shutdown and cease all operations of B2BVideo. This resulted in an asset impairment charge being recorded in December 2002, in addition, the Company settled certain B2BVideo trade payables and other vendor liabilities during the fourth quarter of 2002, which resulted in a gain on extinguishment of debt of $652,000. The Company has terminated substantially all B2BVideo employees and has commenced negotiations with the landlord of the B2BVideo office space to terminate the lease agreement (Note 8).

5.	Inventories

      Inventories, net of allowances, consist of the following at:

	December 31,

	2001	2002

Raw materials	$5,044,749	$4,416,579
Allowance for excess and obsolete inventory	(3,850,000)	(3,538,509)

	$1,194,749	$878,070

      The Company recorded a provision for excess and obsolete inventory of $3,000,000 in 2001 and $561,988 in 2002.

6. Property and Equipment

      Property and equipment consist of the following at:

	December 31,

	2001	2002

Computer and laboratory equipment	$3,105,490	$3,143,880
Computer software	470,426	520,426
Service bureau equipment	–	254,820
Furniture and fixtures	876,322	877,993
Office equipment	205,333	205,333

	4,657,571	5,002,452
Accumulated depreciation and amortization	(4,380,842)	(4,637,725)

	$276,729	$364,727

      Depreciation expense for the years ended December 31, 2001 and 2002 was $297,889 and $444,029, respectively.

7.	Asset Impairment Charges

      During the fourth quarter of 2002, the Company recognized impairment losses of approximately $7,276,000 related to certain assets of B2BVideo. The write-down of goodwill, associated with the acquisition of B2BVideo in May 2002 accounted for approximately $6,746,000 of the charge. The remaining $530,000 of the charge related to the net book value of certain fixed and other assets. The write down of the assets to fair value was determined based upon undiscounted cash flows of the B2BVideo business. Since the acquisition in May 2002, B2BVideo has lost its only customer and has generated no sales since losing that customer in the third quarter of 2002. In addition, management of VNCI and Moneyline no longer views the private network built by B2BVideo as a useful component of the managed video services offering.

8.	Commitments and Contingencies

      Leases – The Company leases office and manufacturing space and office equipment under various operating and capital leases. Commitments for minimum rentals under non-cancelable leases at December 31, 2002 are as follows:

			Operating
	Capital	Operating	Leases to be
	Leases	Leases	Cancelled(1)

2003	$11,288	$335,851	$133,480
2004	8,448	342,297	133,480
2005	8,448	342,297	55,616
2006	8,448	378,611	–
2007	–	386,775	–
Thereafter	–	80,578	–

Total minimum lease payments	$36,632	$1,866,409	$322,576

Less amount representing interest	(6,856)

Present value of net minimum lease payments	29,776
Less amount representing current portion	(8,432)

	$21,344

(1)	The Company is engaged in active negotiations with the landlord for early termination of this lease obligation. The exact outcome of this negotiation cannot yet be determined.

      In January 2003, in conjunction with the Wiltel webcasting business acquisition, the Company entered into a lease for a 31,000 square foot facility in New York City, New York at a current monthly rental rate of $30.00 per square foot. The lease expires in July 2009. Rent on the facility increases over the term of the lease from the current rate of $30.00 per square foot going to $32.00 per square foot in March 2007.

      Property and equipment at year-end include the following amounts for capitalized leases:

	2001	2002

Office equipment	$96,545	$96,545
Accumulated depreciation	(56,204)	(76,153)

	$40,341	$20,392

      Rent payments made in 2001 and 2002 were $325,000 and $556,755, respectively.

      The Company has employment agreements with five senior executives that bind the Company to pay an aggregate of up to approximately $744,000, should the employees be terminated for reasons other than for cause. One of these individuals was transferred to an affiliated company early in 2003. Their employment agreement and the potential associated severance pay of $107,688 were transferred to the new employer.

9.	Accrued Liabilities

      Accrued liabilities consisted of the following at:

	December 31,

	2001	2002

Accrued compensation expenses	$291,385	$551,136
Accrued legal and audit expenses	30,000	206,182
Accrued rent expense	–	138,057
Accrued warranty expenses	142,318	19,141
Accrued interest	550,165	–
Other accrued expenses	186,711	287,040

	$1,200,579	$1,201,556

10.	Income Taxes

      The components of the Company’s net deferred tax position and the tax effects of the temporary differences giving rise to the Company’s deferred tax assets (liabilities) as of December 31, 2001 and 2002 are as follows:

	2001	2002

Deferred Tax Assets:
Net operating loss carry forwards	$20,619,000	$23,168,000
Accrued liabilities	149,000	165,000
Reserves	1,842,000	2,063,000
Depreciation and amortization	230,000	270,000

Gross deferred tax asset	22,840,000	25,666,000
Valuation allowance	(22,820,000)	(22,663,000)

	20,000	3,000
Deferred tax liability:
Allowance for bad debts	(17,000)	–
Intangible assets	(3,000)	(3,000)

Net deferred tax asset	$–	$–

      At December 31, 2002, the Company has available net operating loss carry forwards for federal tax purposes of approximately $63,050,000 that may be available to offset future federal income tax liabilities and expire at various dates through 2021. As of December 31, 2002, a valuation allowance of $22,663,000 has been recorded against total gross deferred tax assets, due to the uncertainty surrounding their realization in the future. Ownership changes, as defined in the Internal Revenue Code Section 382, have significantly limited the amount of net operating loss carry forwards that can be utilized annually to offset future taxable income. Subsequent ownership changes could further effect the limitation in future years.

11.	Notes Payable

      The following table summarizes the Company’s indebtedness:

	12/31/01	12/31/02

Bridge Financings:
April 2002	$–	$–
March 2002	–	–
January 2002	–	–
November/ December 2001	1,674,982	–
September/ October 2001	1,000,000	–
Sanmina note	2,900,000	–
Other notes	31,943	20,000
Less: Debt discount on notes	(511,186)	—

Total	$5,095,739	$20,000

Sanmina Note

      In January 1999, the Company converted outstanding accounts payable to Sanmina Corporation to a $4,300,000 three-year term note accruing interest at 7% per annum. As consideration for the restructuring of accounts payable balances to a long-term note, the Company issued Sanmina a warrant to purchase

7,857 shares of its common stock, with an exercise price of $96.25 per share. An independent appraisal assigned a market value of $127,759 to this warrant. The Company recorded the value of the warrant as a debt discount and amortized the value of the warrant over the life of the note. In June of 1999, the Company repaid $1,100,000 of the note principal.

      In January 2000, the Company defaulted on the interest payment due to Sanmina and did not make subsequent interest and principal payments to Sanmina when due through August 2000. In August 2000, the Company renegotiated the terms of the note to Sanmina. Under the amended terms of the note, the Company paid $150,000 on August 25, 2000 and $150,000 in November 2000. Commencing February 2001, the Company was obligated to pay an amount each month equal to a percentage of the accounts receivable that it collected in the previous calendar month, with the percentage ranging from 0% to 5%, based upon the net amount of accounts receivable collected. Any principal and accrued interest thereon remaining on the note was due in full on January 12, 2002. The Sanmina note was collateralized by the Company’s personal property and certain other assets, and as of May 16, 2002, the Company was in default of this note.

      On May 17, 2002, the Company made a payment of $1,100,000 to Sanmina with respect to all its outstanding claims under this note, which claims consisted of an outstanding principal balance of $2,900,000 and accrued interest of $587,145. This payment resulted in a gain on the extinguishment of debt of $2,387,145. Such gain was recognized as an extraordinary gain in the Consolidated Statement of Operations (Note 14).

Bridge Financing

      January 2002 Bridge Financing: On January 24, 2002, the Company completed a private placement of $500,000 of 9% unsecured promissory notes and warrants to purchase 200,000 shares of the Company’s common stock at an exercise price of $1.30 per share. The unsecured notes were due and payable upon the earlier of April 24, 2002 or the date on which the Company completed its next debt or equity financing in which it raised in excess of $2,500,000 in gross proceeds. The holders of the unsecured promissory notes had the right to convert all or any portion of the principal amount of the notes into the securities that the Company issues in its next financing. The holders of the unsecured notes were required to elect to convert by the closing of the financing. If the holders did not elect to convert by the closing date, the right to convert terminated. The notes accrued interest at a rate of 9% per annum. Interest accrued from January 24, 2002 through the date on which the notes become due and payable. In the event the notes were not paid at maturity, the interest rate would increase to 18% until the notes were paid.

      The warrants were exercisable beginning on July 24, 2002 and will be exercisable until July 23, 2007. The initial exercise price for the warrants of $1.30 per share is subject to adjustment in certain limited circumstances. The warrants have a cashless exercise provision. The fair value of the warrants, calculated using the Black Scholes option-pricing model, in the amount of $172,000 was recorded as a debt discount and was amortized over the life of the notes to interest expense. On May 16, 2002 the principal balance of the notes and accrued interest in the aggregate amount of $513,808 were exchanged for 857,292 shares of the Company’s common stock pursuant to the terms and conditions of the Stock Purchase Agreement (Note 3).

      March 2002 Bridge Financing: On March 28, 2002, the Company borrowed the aggregate principal amount of $349,000 pursuant to a 9% unsecured promissory note. In connection with the loan, the Company also issued to the lenders warrants to purchase 698,000 shares of the Company’s common stock at an initial exercise price of $1.30 per share. The fair value of the warrant, calculated using the Black Scholes option-pricing model, in the amount of $299,000 was recorded as a debt discount and was amortized over the life of the note to interest expense. The notes were due and payable on the earlier of June 26, 2002 or the date on which the Company completed its next debt or equity financing in which it raised an aggregate, on a cumulative basis, in excess of $2,500,000 in gross proceeds. The notes accrued interest at a rate of 9% per annum. Interest accrued from March 28, 2002 through the date on which the notes became due and payable. On May 16, 2002 the principal balance of the notes and accrued interest in the aggregate amount of $353,217 were exchanged for 588,792 shares of the Company’s common stock pursuant to the terms and conditions of the Agreement (Note 3).

      April 2002 Bridge Financing: On April 25, 2002, the Company borrowed $200,000 pursuant to a 9% unsecured promissory note. In connection with the loan, the Company also issued to the lender a warrant to purchase 400,000 shares of the Company’s common stock at an initial exercise price of $1.30 per share. The fair value of the warrant, calculated using the Black Scholes option-pricing model, in the amount of $167,000 was recorded as interest expense. The note was due and payable on demand or on the date on which the Company completes its next debt or equity financing in which it raises in the aggregate, on a cumulative basis, in excess of $2,500,000 in gross proceeds. The note accrued interest at a rate of 9% per annum. Interest accrued from April 25, 2002, through the date on which the note was payable. In the event the note was not paid at maturity, the interest rate would increase to 18% until the note was paid. On May 16, 2002 the note and accrued interest in the aggregate amount of $201,036 were exchanged for 335,083 shares of the Company’s common stock pursuant to the terms and conditions of the Agreement (Note 3).

      November and December 2001 Bridge Financing: The Company had outstanding at December 31, 2001 $1,674,982 principal amount of notes issued in November and December of 2001. The outstanding principal amount of and accrued interest at the rate of 9% per annum on the notes is due and payable on the earlier of February 19, 2002, or the date on which a financing closes.

      September and October 2001 Bridge Financing: As of December 31, 2001, we had outstanding $1,000,000 principal amount of notes, issued in September and October of 2001, on which the outstanding principal, and interest at the rate of 9% per annum, originally due and payable on December 24, 2001, and extended to the earlier of February 15, 2002, or the date on which a financing closes.

      At May 16, 2002, the Company was in default of the 9% senior secured promissory notes issued in September and October of 2001 and its 9% unsecured promissory notes issued in November and December of 2001. The aggregate principal balance of these notes in default was approximately $2,675,000. Certain of such notes were secured by all of the Company’s assets and intellectual property. These notes and accrued but unpaid interest thereon were exchanged for 4,665,209 shares of the Company’s common stock on May 16, 2002, pursuant to the terms and conditions of the Agreement (Note 3).

12.	Capital Stock Transactions

Common Stock

      At a Special Meeting of Stockholders convened on February 4, 2002, the stockholders approved a resolution to increase the number of authorized shares of common stock from 30,000,000 shares to 90,000,000 shares.

      On May 16, 2002, the Company entered into an Agreement with Moneyline, a wholly owned subsidiary of Moneyline Telerate Holdings. Pursuant to the Agreement Moneyline purchased 25,000,000 shares of the Company’s common stock (representing approximately 51.4% of the Company’s outstanding common stock at June 30, 2002) for aggregate cash consideration of $15,000,000 and received a warrant to purchase an additional 11,250,000 shares of the Company’s common stock, with an exercise price of $0.60 per share and a cashless exercise mechanism.

      Simultaneously, certain existing and new investors purchased 7,750,000 newly issued shares of the Company’s common stock at $0.60 per share, providing aggregate gross proceeds of $4,650,000 to the Company (Note 3).

      On May 16, 2002, the Company acquired B2BVideo, a Delaware corporation. B2BVideo was formed in December 1999 to deliver to business users managed enterprise video services (Note 4).

      In June of 2002, the holders of warrants to purchase 518,044 shares of the Company’s common stock at an exercise price of $0.60 per share elected to exercise their warrants implementing the cashless exercise provision in the warrants and these holders were issued 410,864 shares of the Company’s common stock.

      In July of 2002, the holders of warrants to purchase 12,470,172 shares of the Company’s common stock at an exercise price of $0.60 per share elected to exercise their warrants implementing the cashless exercise provision in the warrants and these holders were issued 9,141,686 shares of the Company’s common stock.

      In November of 2002, the holder of warrants to purchase 10,000 shares of the Company’s common stock at an exercise price of $0.60 per share elected to exercise his warrants implementing the cashless exercise provision in the warrants and the holder was issued 1,429 shares of the Company’s common stock.

Warrants

      In connection with the August 2000 Private Placement, the Company issued, on December 23, 2000, January 23, 2001 and February 23, 2001, to the purchasers of Units in the August 2000 Private Placement and to EBC, Extra Warrants to purchase a total of 60,699 shares of Common Stock at an initial purchase price of $20.00 per share. The Company was obligated to issue such Extra Warrants because the SEC had not declared a registration statement, covering the offering and resale of the securities issued in the private placement, effective by the target date. The Extra Warrants have the same terms as the Warrants issued at the time of the August 2000 Private Placement. The Company was also required to issue Extra Warrants on each monthly anniversary of December 23, 2000 until the earlier of the effective date of a registration statement covering the offering and sale of the securities issued in the Private Placement, or July 23, 2002. The Company issued the Extra Warrants in reliance on an exemption provided by Section 4(2) of the Securities Act of 1933 and Regulation D and Rule 506 promulgated there under. The Company has withdrawn this registration statement and has issued additional Extra Warrants through July 2002. In addition to the Extra Warrants issued as noted above, the Company issued 77,380 of additional Extra Warrants through December 31, 2001 and 54,166 additional Extra Warrants in 2002.

      In September and October 2001, the Company issued warrants to purchase 400,000 shares of common stock at an exercise price of $2.00 per share. The exercise price of these warrants was reset to $0.60 per share in conjunction with the Company’s Private Placement and merger transaction completed on May 16, 2002.

      In November and December 2001, the Company issued warrants to purchase 669,993 shares of common stock at an exercise price of $2.75 per share. The exercise price of these warrants was reset to $0.60 per share in conjunction with the Company’s Private Placement and merger transaction completed on May 16, 2002.

      In December 2001, the Company negotiated an extension of the maturity date of the First Bridge Secured Notes and, as consideration, issued the note holders warrants to purchase 200,000 shares of common stock with an exercise price of $2.00 per share with an aggregate value of $456,000, which was charged to interest expense in 2001. The exercise price of these warrants was reset to $0.60 per share in conjunction with the Company’s Private Placement and merger transaction completed on May 16, 2002.

      The aggregate value of the above warrants was approximately $1,821,000, of which $1,312,000 was amortized to interest expense in 2001. The remaining balance of $509,000 was recorded against the face amount of the notes and amortized over the remaining life of the notes, all of which converted into the Company’s common stock on May 16, 2002.

      On January 24, 2002, the Company completed a private placement of $500,000 of 9% unsecured promissory notes and warrants to purchase 200,000 shares of the Company’s common stock at an initial exercise price of $1.30 per share.

      The warrants were exercisable beginning on July 24, 2002 and will be exercisable until July 23, 2007. The $1.30 per share initial exercise price for the warrants is subject to adjustment in certain limited circumstances. The warrants have a cashless exercise provision. The fair value of the warrants, calculated using the Black Scholes option-pricing model, in the amount of $172,000 was recorded as a debt discount and was amortized over the life of the notes to interest expense.

      On March 28, 2002, the Company borrowed the aggregate principal amount of $349,000 pursuant to a 9% unsecured promissory note. In connection with the loan, the Company also issued to the lenders warrants to purchase 698,000 shares of the Company’s common stock at an initial exercise price of $1.30 per share. The fair value of the warrant, calculated using the Black Scholes option-pricing model, in the amount of $299,000 was recorded as a debt discount and was amortized over the life of the note to interest expense.

      On April 25, 2002, the Company borrowed $200,000 pursuant to a 9% unsecured promissory note. In connection with the loan, the Company also issued to the lender a warrant to purchase 400,000 shares of the Company’s common stock at an initial exercise price of $1.30 per share. The fair value of the warrant, calculated using the Black Scholes option-pricing model, in the amount of $167,000 was recorded as interest expense. The note was due and payable on demand or on the date on which the Company completes its next debt or equity financing in which it raises in the aggregate, on a cumulative basis, in excess of $2,500,000 in gross proceeds. The note accrued interest at a rate of 9% per annum. Interest accrued from April 25, 2002, through the date on which the note was payable. In the event the note was not paid at maturity, the interest rate would increase to 18% until the note was paid. On May 16, 2002 the note and accrued interest in the amount of $201,036 were exchanged for 335,181 shares of the Company’s common stock pursuant to the terms and conditions of the Agreement (Note 3).

      On May 16, 2002 (i) the Company issued warrants to purchase 11,250,000 shares of the Company’s common stock with an exercise price of $0.60 per common share in conjunction with the Company’s Private Placement (Note 3).

      In conjunction with the merger of the Company with B2BVideo Network, Corp. on May 16, 2002,

(a)	Options to purchase 2.75 Units of B2BVideo, each Unit consisting of (A) 50,000 shares of B2BVideo Series B Preferred Stock and (B) warrants to purchase 50,000 shares of B2BVideo’s common stock, were exchanged for options to purchase an aggregate of 182,977 shares of VNCI’s common stock and warrants to purchase 46,374 shares of VNCI’s common stock;

(b)	Warrants to purchase 3,176,000 shares of B2BVideo common stock issued and outstanding immediately prior to the closing date were exchanged for warrants to purchase 1,214,223 shares of VNCI’s common stock (see Note 4, Acquisition of B2BVideo Network Corp.).

      As a result of the Company’s sale of common stock for $0.60 per share on May 16, 2002, certain warrants issued by the Company in August 1998 underwent both a quantitative and price reset. In total, warrants for 1,532 shares of the Company’s common stock with an exercise price of $93.75 converted into warrants for 6,391 shares of the Company’s common stock with an exercise price of $22.47.

      In June of 2002, the holders of warrants to purchase 518,044 shares of the Company’s common stock at an exercise price of $0.60 per share elected to exercise their warrants implementing the cashless exercise provision in the warrants and these holders were issued 410,864 shares of the Company’s common stock.

      In July of 2002, the holders of warrants to purchase 12,470,172 shares of the Company’s common stock at an exercise price of $0.60 per share elected to exercise their warrants implementing the cashless exercise provision in the warrants and these holders were issued 9,141,686 shares of the Company’s common stock.

      In November of 2002, the holder of warrants to purchase 10,000 shares of the Company’s common stock at an exercise price of $0.60 per share elected to exercise his warrants implementing the cashless exercise provision in the warrants and the holder was issued 1,429 shares of the Company’s common stock.

      Warrant activity during 2002 is summarized as follows:

Balance, January 1, 2001	2,692,115
Warrants issued in connection with the January 2002 bridge financing	200,000
Warrants issued in connection with the March 2002 bridge financing	698,000
Warrants issued in connection with the April 2002 bridge financing	400,000
Warrants issued to Moneyline in connection with private placement	11,250,000
Warrants issued to B2BVideo in connection with merger	1,214,223
Warrants issued to EBC	54,166
Issuance of other warrants	4,878
Forfeiture of warrants	(1,467)
Exercise of warrants	(12,998,216)

Balance, December 31, 2002	(3,513,699)

      A summary of the number of shares of common stock subject to purchase under all warrant agreements and related exercise prices as of December 31, 2002 is as follows:

Number of Shares	Exercise Price

7,857	$96.25
1,142	92.95
6,391	22.47
1,464,310	20.00
446,881	5.93
101,180	3.94
48,894	2.00
1,437,044	.60

3,513,699

Stock Options

      On September 9, 1999, stockholders of VNCI approved the Company’s 1999 Stock Incentive Plan (the “Plan”). The Plan authorized the Company to issue options to employees, directors, consultants and others to purchase up to 528,000 shares of common stock. The Company was restricted to having 402,000 of these issued and outstanding prior to June 18, 2000 as a result of an agreement with the Company’s lead investment banker on its June 1999 public offering. At a Special Meeting of Stock Holders held February 4, 2002, the stockholders of VNCI authorized an increase in the maximum number of shares available in the Plan to 8,000,000. However, the Company has only registered 2,528,000 shares under this Plan. The maximum exercise period for options granted under the Plan is ten years. Vesting and exercise periods for each individual grant are delineated in the individual grant agreement. The Company’s 1996 Stock Incentive Plan closed on that date and no additional grants are available through the 1996 Stock Incentive Plan or any of the Company’s other prior stock option plans. Similarly, the maximum exercise period for options granted under the 1996 Stock Incentive Plan was ten years. Vesting and exercise periods for each individual grant were delineated in the individual grant agreement.

      Stock option activity during the periods indicated is summarized as follows:

	Number of	Weighted Average
	Shares	Exercise Price

2001
Outstanding at beginning of year	477,350	$26.870
Granted	79,580	$4.820
Forfeited	(19,120)	$16.817
Exercised	–	–
Outstanding at end of year	537,810	$23.958

Exercisable	312,759	$31.018

2002
Outstanding at beginning of year	537,810	$23.958
Granted (Includes 1,003,871 options granted to holders of B2BVideo options upon the Company’s merger with B2BVideo.)	1,258,913	$2.790
Forfeited	(602,908)	$11.517
Exercised	(10,000)	$1.030
Outstanding at end of year	1,183,815	$6.351

Exercisable	1,017,405	$6.124

Available for grant	6,787,020

      The following table summarizes information about stock options outstanding at December 31, 2002:

			Options Outstanding		Options Exercisable

			Weighted-Average
			Remaining
Range of		Number	Contractual Life	Weighted-Avg.	Number	Weighted-Avg.
Exercise Prices		Outstanding	(years)	Exercise Price	Exercisable	Exercise Price

$0.499	$2.001	493,684	7.1	$1.048	399,417	$1.027
$2.699	$5.941	476,149	4.8	$4.348	439,447	$4.362
$9.529	$21.876	201,163	1.8	$13.058	167,007	$13.145
$69.999	$105.001	5,146	1.5	$72.124	5,146	$72.124
$139.990	$192.501	2,837	1.5	$143.424	2,837	$143.424
$231.874	$463.751	4,836	1.5	$315.652	3,551	$262.060

		1,183,815			1,017,405

      All stock options granted by the Company from its inception through December 31, 2002 were granted with an exercise price per share equal to the fair value of the Company’s common stock on the date of grant. Those options and warrants that became part of the Company’s 1999 Stock Incentive Plan as a result of the merger with B2BVideo on May 16, 2002 have an exercise price as delineated in the Merger Agreement between the two entities.

      The following table provides a summary of all compensation plan data at December 31, 2002.

	Compensation Plans

	Director Stock	1994 Stock	1996 Stock	1999 Stock
December 31, 2002	Option Plan	Option Plan	Incentive Plan	Incentive Plan	Totals

Outstanding Options and Warrants at end of year	4,433	2,097	6,289	1,170,996	1,183,815
Average Weighted Exercise Price	$70.00	$140.00	$131.35	$4.45
Available for Grant	–	–	–	6,787,020	6,787,020

13.	Non-cash Financing and Investing Transactions

      The following is a summary of non-cash financing and investing transactions for the years ended December 31, 2001, and 2002:

	2001	2002

Current asset financed by issuance of note payable	$139,747	$73,480
Capital lease obligations	32,000	–
Conversion of notes payable, and interest thereon, to common stock	–	3,867,825
Investment in B2BVideo	–	5,197,241
Warrants issued with bridge notes	1,820,866	639,208

14.	Extraordinary Gain from Extinguishment of Debt

      The Company recorded an extraordinary gain from extinguishment of debt during 2002 in the amount of $3,791,145. Approximately, $2,387,145 of the gain relates to the extinguishment of a three year term note (Note 11). The remaining $1,404,000 relates to the settlement of VNCI and B2BVideo vendor payables. The following table presents the components of the extraordinary gain.

Settlement of:
B2BVideo vendor payables	$652,000
VNCI vendor payables	624,000
Sanmina note	2,387,145
Shaw Pittman legal expenses	128,000

Total	$3,791,145

15.	Employee Benefit Plan

      The Company implemented a profit-sharing plan under Section 401(k) of the Internal Revenue Code (the “Code”) covering substantially all employees. The plan allows employees to make contributions up to the maximum allowed by the Code. Until December 2001 the Company contributed one dollar to an employees account for each two dollars contributed by the employee until the employee’s contribution equaled 6% of the employee’s annual salary. The Company contributed $71,000 to employee accounts during 2001. Effective January 1, 2002, the Company no longer provides any 401(k) matching funds.

16.	Foreign Sales

      Revenues were generated geographically as follows:

Year-ended	United States	Other	Total

2001	$12,905,915	$69,800	$12,975,715
2002	$817,739	$6,720	$824,459

17.	Related Party Transactions

      On May 16, 2002, Company completed a private placement for which EBC acted as placement agent, for which it received a fee of $1,595,000, which was deducted from the transaction proceeds (Note 3).

      On May 16, 2002, the Company acquired B2BVideo, a customer and equity investor of the Company (Note 4).

      On May 16, 2002, the Company entered into a Strategic Alliance Agreement and certain technology license agreements with Moneyline pursuant to which the Company will license software and network processes and sell video equipment to Moneyline. Moneyline will be the exclusive distributor of the Company’s equipment to the financial services market. As of December 31, 2002, the Company transferred $294,729 of demonstration and evaluation equipment to Moneyline. The Company had also incurred, on Moneyline’s behalf, approximately $110,000 in salary expenses relating to activities supporting the development of the Managed Video Services market. Moneyline has agreed to reimburse the Company in 2003 for these costs. Since its investment in the Company, in May 2002, Moneyline provided certain administrative, management and sales support services to the Company. The Chief Financial Officer of Moneyline also serves as the Chief Financial Officer of the Company. Moneyline’s policy has been only to charge back directly allocable costs of providing such support to the Company, as such the charge backs to the Company totaled $63,000 for 2002. Offsetting these charges is a credit of $85,000 relating to amounts previously paid by the Company for certain equipment which was subsequently not purchased.

      As a result of the transactions between Moneyline and the Company outlined in the preceding paragraph, the Company has a receivable from Moneyline as of December 31, 2002 of approximately $427,000.

18.	Subsequent Events

      On February 14, 2003, we purchased from Williams Communications, LLC (“WCLLC”) and Williams Communications Procurement, LP (together with WCLLC, the “Sellers”), each a wholly owned subsidiary of Wiltel Communications Group, Inc. (“WCG”). WCLLC’s webcasting business, including certain equipment and other assets used by WCLLC in this business for $750,000 in cash and $850,000 security on the leased space. The purchased webcasting business includes the production and distribution of multimedia presentation materials using streaming media technology.

      The acquisition of the webcasting business will enable the Company to provide a full suite of interactive multimedia services. The webcasting product suite, including Activecast and Talkpoint, allows for a broader reach within our targeted customers and provides ubiquity with distribution of voice and video over the internet. This service model does not require capital investment by the Company’s customers. Users can leverage the services and tool set by using standard internet browsers and media players. In addition to the new technology acquired, the transaction includes active customers, which the Company plans to leverage to market its legacy service and technology.

      In the first quarter of 2003, the Company implemented a restructuring of the VidPhone business to right size the expense base to take into account the Company’s anticipation of lower sales. The restructuring included:

•	Termination of 37 employees, primarily in sales, engineering and administrative capacities.

•	Transfer of three employees to Moneyline. Employees transferred are primarily focused on business and product development for the managed video service.

•	Remaining employees will solely focus on supporting the Moneyline Strategic Alliance Agreement (Note 17).

•	Transfer of direct sales responsibility for the VidPhone System to the direct sales team of the webcasting business.

•	Election of Alexander Russo as Chairman of the Board of Directors, the appointment of Nicholas Balletta as President of the Company and his election as a director of the Company, and the appointment of Frank Joanlanne as the Senior Vice President Webcasting Services.

      During the last quarter of 2002, management, with the Board of Directors approval, made a decision to shutdown and cease all operations of B2BVideo. Subsequent to year-end, the Company commenced negotiations with the landlord of the B2BVideo office space to terminate the lease agreement.

Item 8.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

      Effective July 19, 2002, Video Network Communications, Inc. (the “Company”) dismissed Ernst & Young LLP (“E&Y”), as the Company’s independent public accountant. This decision was made by the Company’s board of directors in connection with the majority equity position taken in the Company by Moneyline Telerate Holdings.

      The report of E&Y on the financial statements of the Company since E&Y’s engagement on June 26, 2001 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that the report of the financial statements as of and for the year ended December 31, 2001 included an explanatory paragraph expressing substantial doubt regarding the Company’s ability to continue as a going concern. In addition, for the year ended December 31, 2001, E&Y identified a reportable condition in the Company’s internal controls relative to its ability to report in a timely manner as required under the Securities Exchange Act of 1934.

      From E&Y’s engagement on June 26, 2001 until their dismissal on July 19, 2002, there were no disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure, or other auditing scope or procedure, which disagreements if not resolved to the satisfaction of E&Y would have caused them to make reference thereto in their report on the financial statements.

      Effective on July 19, 2002, the Company engaged Deloitte & Touche LLP (“D&T”) as its independent auditors to audit the Company’s financial statements, which engagement was approved by the Company’s board of directors. The Company has not consulted D&T regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-B.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

      The information required by this Item 9 is incorporated in this report by reference from our definitive proxy statement for our 2003 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than April 15, 2003. You will find our response to this Item 9 in the sections entitled “Directors and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Election of Directors.”

Item 10.  Executive Compensation

      The information required by this Item 10 is incorporated by reference in this report from the sections of our proxy statement entitled “Executive Compensation” and “Directors and Executive Officers – Director Compensation.”

Item 11.	Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item 11 is incorporated by reference in this report from the section of our proxy statement entitled “Security Ownership.”

Item 12.  Certain Relationships and Related Transactions

      The information required by this Item 12 is incorporated by reference in this report from the sections of our proxy statement entitled “Certain Transactions.”

Item 13.  Exhibits and Reports on Form 8-K

(a) Exhibits

      The following exhibits are filed herewith or are incorporated herein by reference, as indicated.

2.1	Stock Purchase Agreement, dated May 16, 2001, by and among Moneyline Networks, LLC, B2BVideo Network Corp. and the Registrant (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 2002 (the “May 2002 8-K”)).
2.2	Asset Purchase Agreement, dated as of January 27, 2003, by and among Video Network Communications, Inc., Williams Communications, LLC and Williams Communications Procurement, LP (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 2002 (the “February 2003 8-K”)).
2.3	First Amendment to the Asset Purchase Agreement, dated as of February 14, 2003, by and among Video Network Communications, Inc., Wiltel Communications, LLC (formerly Williams Communications, LLC) and Williams Communications Procurement, LP (Incorporated by reference to Exhibit 2.2 to the February 2003 8-K).
3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999 (the “Third Quarter 1999 Form 10-QSB”) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended).
3.2+	Certificate of Amendment of the Fourth Amended and Restated Certificate of Incorporation of the Registrant, dated February 5, 2002 (increasing the number of authorized shares).
3.3+	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of the Registrant, dated February 5, 2002 (effecting a stock split).
3.4+	Amended and Restated Bylaws of the Registrant.
4.1	Form of Warrant for the purchase of shares of common stock, issued in connection with the private placement of $2,000,000 aggregate principal amount of Bridge Notes (Incorporated by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form SB-2 (File No. 333-20625) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended (the “1997 SB-2”)).
4.2	Form of Warrant for the purchase of shares of common stock, issued in connection with the private placement of units in June 1995 and August 1996 (Incorporated by reference to Exhibit 3.5 to the 1997 SB-2).
4.3	Form of Warrants for the purchase of 100,000 shares of common stock, issued in connection with the private placement of Series A Convertible Preferred Stock and warrants in December 1996 and January 1997 (Incorporated by reference to Exhibit 3.7 to the 1997 SB-2).
4.4	Form of Option for the purchase of 180,000 shares of common stock, issued to Barington Capital Group, L.P. (Incorporated by reference to Exhibit 3.8 to the 1997 SB-2).
4.5	Form of Stock Option Agreement, dated December 18, 1997, by and between the Registrant and Barington Capital Group, L.P. (Incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1997).
4.6	Specimen certificate evidencing shares of common stock of the Registrant (Incorporated by reference to Exhibit 4.2 to the 1997 SB-2).
4.7	Form of Warrant issued in connection with the Series B 5% Cumulative Convertible Preferred Stock of the Registrant (Incorporated by reference to Exhibit 4.11 to the Registrant’s Registration Statement on Form S-3 (File No. 333-62971) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended (the “1998 S-3”).

4.8	Form of Warrant for the purchase of 275,000 shares of common stock, issued to Sanmina Corporation (Incorporated by reference to Exhibit 4.12 to the 1998 Form 10-KSB).
4.9	Form of Warrant for the purchase of 40,000 shares of common stock, issued to Shaw Pittman (Incorporated by reference to Exhibit 4.13 to the 1998 Form 10-KSB).
4.10	Form of Unsecured Promissory Note, issued on February 4, 1999 to various subscribers in a private placement (Incorporated by reference to Exhibit 4.14 to the Registrant’s Registration Statement on Form SB-2 (File No. 333-72429) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended (the “1999 Form SB-2”)).
4.11	Specimen certificate evidencing Redeemable Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.16 to the 1999 SB-2).
4.12	Form of Warrant Agreement (Incorporated by reference to Exhibit 4.17 to the 1999 Form SB-2).
4.13	Specimen certificate evidencing unit issued in connection with the Registrant’s June 1999 public offering of units (Incorporated by reference to Exhibit 4.18 to the 1999 Form SB-2).
4.14	Form of First Amendment to Warrant Agreement dated August 2000 by and among the Registrant, EarlyBirdCapital, Inc. and Continental Stock Transfer & Trust Company (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated August 25, 2000 and filed with the Securities and Exchange Commission on August 28, 2000 under the Securities Exchange Act of 1934, as amended (the “August 2000 8-K”)).
4.15	Specimen certificate, as supplemented, evidencing Redeemable Stock Purchase Warrant (Incorporated by reference to Exhibit 4.4 to the August 2000 8-K).
4.16	Form of Placement Agent’s Purchase Option (Incorporated by reference to Exhibit 4.5 to the August 2000 8-K).
4.17	Warrant to Purchase 11,250,000 Shares (Subject to Adjustment) of Common Stock of Video Network Communications, Inc. between Video Network Communications, Inc., a Delaware corporation, and Moneyline Networks, LLC, a Delaware limited liability company, dated as of May 16, 2002 (Incorporated by reference to Exhibit 4.1 to the May 2002 8-K).
10.1*	1994 Stock Option Plan (Incorporated by reference to Exhibit 10.1 to the 1997 SB-2).
10.2*	1996 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the 1997 SB-2).
10.3	Form of Consulting Agreement by and between the Registrant and Barington Capital Group, L.P. (Incorporated by reference to Exhibit No. 10.4 to the 1997 SB-2).
10.4	Letter Agreement, dated October 7, 1996, between Barington Capital Group and the Registrant (Incorporated by reference to Exhibit 10.5 to the 1997 SB-2).
10.5	Letter Agreement, dated December 5, 1995, by and among PVR Securities, Inc., the Registrant, Steven A. Rogers and John B. Torkelsen (Incorporated by reference to Exhibit 10.6 to the 1997 SB-2).
10.6	Form of Stock Option Agreement, dated December 18, 1997, by and between the Registrant and Barington Capital Group, L.P. (Incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-KSB, as amended, for the year ended December 31, 1997).
10.7	Strategic Alliance and Marketing Agreement between the Registrant and Unisys Corporation (Incorporated by reference to Exhibit 10.9 to the 1998 Form 10-KSB).
10.8	Agency Agreement, dated as of January 25, 1999, between Southeast Research Partners, Inc. and the Registrant (Incorporated by reference to Exhibit 10.11 to the 1999 Form SB-2).
10.9	Form of Subscription Agreement, dated January 25, 1999, between the Registrant and certain investors (Incorporated by reference to Exhibit 10.12 to the 1999 Form SB-2).

10.10*	Employment Agreement, dated July 13, 1998, between the Registrant and James F. Bunker (Incorporated by reference to Exhibit 10.13 to the 1999 Form SB-2).
10.11	Letter Agreement dated January 12, 1999, between the Registrant and Sanmina Corporation (Incorporated by reference to Exhibit 10.15 to the 1998 Form 10-KSB).
10.12	Letter Agreement dated January 21, 1999 between the Registrant and Shaw Pittman Potts & Trowbridge (Incorporated by reference to Exhibit 10.16 to the 1998 Form 10-KSB).
10.13	Form of Letter Agreement between the Registrant and the holders of the 5% Convertible Debentures due 2003, dated May 1999 (Incorporated by reference to Exhibit 10.17 to the 1999 Form SB-2).
10.14*	Amendment to Employment and Consulting Agreement by and between the Registrant and James F. Bunker dated as of September 9, 1999 (Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1999).
10.15*+	Employment Agreement by and between the Registrant and Carl Muscari dated May 16, 2002.
10.17*+	Employment Agreement by and between the Registrant and Roger Booker dated November 1, 2002.
10.18*+	Employment Agreement by and between the Registrant and Nicholas Balletta dated February 19, 2003.
10.19*+	Employment Agreement by and between the Registrant and Frank Joanlanne, dated February 20, 2003.
10.20*	1999 Stock Incentive Plan (Incorporated by reference to Exhibit 10.15 to the Third Quarter 1999 Form 10-QSB).
10.21	Form of Agency Agreement dated August 2000 by and between the Registrant and EarlyBirdCapital, Inc. (Incorporated by reference to Exhibit 4.0 to the August 2000 8-K).
10.22	Form of Subscription Agreement/ Investor Information Statement dated August 2000 by and among the Registrant and certain Investors (Incorporated by reference to Exhibit 4.1 to the August 2000 8-K).
10.23	Form of Escrow Agreement dated August 2000 by and among the Registrant, EarlyBirdCapital, Inc. and Continental Stock Transfer & Trust Company (Incorporated by reference to Exhibit 4.3 to the August 2000 8-K).
10.24+	Stockholders Agreement, dated May 16, 2003, by and among Moneyline Networks, LLC, the Registrant and the Management Stockholders.
11.1+	Statement re: computation of per share earnings.
16.1	Letter, dated August 8, 2002 from Ernst & Young LLP to the Securities and Exchange Commission (Incorporated by reference to Exhibit 16.1 to the Form 8-K/ A filed with the Securities and Exchange Commission on August 8, 2002).
21+	Subsidiaries of the Registrant.
23.1+	Consent of Deloitte & Touche LLP.
23.2+	Consent of Ernst & Young LLP.
99.1+	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

+	Filed Herewith.

(b) Reports on Form 8-K:

Current Report on Form 8-K, dated January 24, 2002 and filed with the Securities and Exchange Commission on January 25, 2002 reporting under Item 5 the completion of the Company’s third short-term bridge financing.

Current Report on Form 8-K, dated March 28, 2002 and filed with the Securities and Exchange Commission on April 5, 2002 reporting under Item 5 the completion of the Company’s fourth short-term bridge financing.

Current Report on Form 8-K, dated April 12, 2002 and filed with the Securities and Exchange Commission on April 12, 2002 reporting under Item 5 the delay in the filing of the Company’s Form 10-KSB for 2002 and projecting its submission within thirty days.

Current Report on Form 8-K, dated May 16, 2002 and filed with the Securities and Exchange Commission on May 17, 2002 reporting under Item 5 a copy of a press release announcing Video Network Communications, Inc.’s had entered into a Stock Purchase Agreement with Moneyline Telerate Holdings and an Agreement and Plan of Merger with B2BVideo Network, Corp.

Current Report on Form 8-K, dated May 20, 2002 and filed with the Securities and Exchange Commission on May 20, 2002 reporting under Item 5 (i) a filing with respect to its restructuring and merger transaction, and (ii) that the Company expected to file its Form 10-QSB within five to ten days.

Current Report on Form 8-K, dated May 16, 2002 and filed with the Securities and Exchange Commission on May 28, 2002 reporting under Item 1 (i) the indirect acquisition by Moneyline Telerate Holdings (“Moneyline”) of 25,000,000 newly-issued shares of the Company’s common stock; (ii) the issuance to Moneyline of warrants to purchase an additional 1,250,000 shares of Common Stock.

Current Report on Form 8-K, dated July 19, 2002 and filed with the Securities and Exchange Commission on July 25, 2002 reporting under Item 4 (i) the dismissal of the Company’s independent public accountants, Ernst & Young LLP (“E&Y”); and (ii) the Company’s engagement of Deloitte & Touche LLP (“D&T”) as its independent public accountants.

Current Report on Form 8-K/ A, dated July 19, 2002 and filed with the Securities and Exchange Commission on July 30, 2002 reporting under Item 4 that with respect to the Company’s July 25, 2002 filing regarding the change to the Company’s independent public accountants.

Current Report on Form 8-K/ A, dated July 19, 2002 and filed with the Securities and Exchange Commission on July 30, 2002 reporting under Item 4 with respect to the Company’s July 25, 2002 and July 30, 2002 Current Report on Form 8-K filings regarding the change to the Company’s independent public accountants.

Current Report on Form 8-K, dated May 16, 2002 and filed with the Securities and Exchange Commission on September 4, 2002 reporting under Item 5 (i) audited financial statements for B2BVideo Network Corp. (“B2BVideo”) for the years ended December 31, 2001 and 2000, (ii) B2BVideo’s unaudited financial statements for the three months ended March 31, 2002 and (iii) the Company’s unaudited pro forma condensed combined financial information giving effect to the merger of B2BVideo with and into the Company.

Current Report on Form 8-K/ A, dated May 16, 2002 and filed with the Securities and Exchange Commission on September 9, 2002 reporting under Item 5 the amendment of the Current Report on Form 8-K filed on September 4, 2002 with respect to the Company’s unaudited pro forma condensed combined financial information giving effect to the merger of B2BVideo with and into the Company.

Item 14.  Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Our senior management team, led by our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) within 90 days of the filing date of this report, has concluded that there were deficiencies in the operation of our internal controls which adversely affected our ability to record, process, summarize and report financial data.

(b)	Changes in Internal Controls. As a result of the conclusions discussed above, under the direction of the Audit Committee and the Board of Directors, we are in the process of determining the appropriate corrective action to strengthen our internal controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and accurately reported, within the time periods specified in the SEC’s rules and forms.

SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there under duly authorized.

Date: April 11, 2003

VIDEO NETWORK COMMUNICATIONS, INC.
(Registrant)

By:	/s/ CARL MUSCARI

Carl Muscari
Chief Executive Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

Signatures	Title	Date

/s/ ALEXANDER RUSSO Alexander Russo	Chairman of the Board	April 11, 2003

/s/ CARL MUSCARI Carl Muscari	Chief Executive Officer, Director	April 11, 2003

/s/ LAWRENCE KINSELLA Lawrence Kinsella	Chief Financial Officer	April 11, 2003

/s/ CHARLES F. AUSTER Charles F. Auster	Director	April 11, 2003

/s/ NICHOLAS BALLETTA Nicholas Balletta	Director	April 11, 2003

/s/ BERNARD BATTISTA Bernard Battista	Director	April 11, 2003

/s/ EUGENE R. CACCIAMANI Eugene R. Cacciamani	Director	April 11, 2003

/s/ DAVID WALSH David Walsh	Director	April 11, 2003

CERTIFICATIONS

I, Carl Muscari, Chief Executive Officer of Video Network Communications, Inc. (“VNCI”), certify that:

1.	I have reviewed this annual report on Form 10-KSB of VNCI;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the ( registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	All significant deficiencies in the design or operation of internal controls which could adversely ( affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 11, 2003

/s/ CARL MUSCARI

Name: Carl Muscari
Title: Chief Executive Officer

I, Lawrence Kinsella, Chief Financial Officer of Video Network Communications, Inc. (“VNCI”), certify that:

1.	I have reviewed this annual report on Form 10-KSB of VNCI;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the ( registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	All significant deficiencies in the design or operation of internal controls which could adversely ( affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 11, 2003

/s/ LAWRENCE KINSELLA

Name: Lawrence Kinsella
Title: Chief Financial Officer