Form 10-Q
period 2003-03-31
VIDEO NETWORK COMMUNICATIONS INC
filed 2003-05-20
CIK 944310

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _________ to ____________

Commission file number 000-22235

                      Video Network Communications, Inc.
 -----------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)


          Delaware                                       54-1707962

       (State or Other                                     (I.R.S.
       Jurisdiction of                                     Employer
       Incorporation or                                  Identification
        Organization)                                          No.)

                            50 International Drive
                             Portsmouth, NH 03801
 -----------------------------------------------------------------------------
                   (Address of Principal Executive Offices)

                                (603) 334-6700
 -----------------------------------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)

 -----------------------------------------------------------------------------
 (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No_____

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes _____No__X___


                     APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 19, 2003: 58,176,919 shares of common stock

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements



                      VIDEO NETWORK COMMUNICATIONS, INC.

                          Consolidated Balance Sheets

                                    ASSETS
                                                                                         March 31,       December 31,
                                                                                            2003             2002

Current assets:
Cash and cash equivalents                                                                  $2,489,715       $ 6,497,643
 Accounts receivable                                                                          930,110            59,249
Inventories                                                                                   904,605           878,070
Amount due from related party                                                                 763,389           426,971
Other current assets                                                                           22,036            44,540
                                                                                         ------------       -----------
Total current assets                                                                        5,109,855         7,906,473

Property and equipment, net                                                                 1,162,585           364,727
Trademarks and patents, less accumulated amortization of $113,512 and $106,621 in
2003 and 2002, respectively                                                                   303,972           291,646
Other assets                                                                                   36,100            37,473
                                                                                         ------------       -----------
                                                                                         $  6,612,512       $ 8,600,319
                                                                                         ============       ===========

                                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable                                                                         $    812,274       $   883,128
Deferred revenue                                                                              285,000               141
Accrued liabilities                                                                         1,122,248         1,065,862
Current portion of notes payable                                                               20,000            20,000
Current portion of capital lease obligations                                                    5,796             8,432
                                                                                         ------------       -----------
Total current liabilities                                                                   2,245,318         1,977,563

Capital lease obligations, less current portion                                                19,831            21,344
Long term portion of deferred rent                                                            137,637           135,694

COMMITMENTS AND CONTINGENCIES

Stockholders' equity :
Preferred stock, par value $.01                                                                     -                 -
     Authorized shares - 2,500,000
     Issued and outstanding shares -    0
Common stock, par value $.01                                                                  581,769           581,769
     Authorized shares - 90,000,000
      Issued and outstanding shares - 58,176,919 as of March 31, 2003 and
December 31, 2002
Additional paid-in capital                                                                 89,175,653        89,175,653
                                                                                         ------------      ------------
Accumulated deficit                                                                      (85,547,696)      (83,291,704)

Total stockholders' equity                                                                  4,209,726         6,465,718
                                                                                         ------------      ------------
                                                                                         $  6,612,512      $  8,600,319
                                                                                         ============      ============


                See Notes to Consolidated Financial Statements.

                      VIDEO NETWORK COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                  For the three months ended
                                                                           March 31,
                                                                    2003               2002
Revenues:
   Products                                                   $    129,488      $    316,109
   Webcasting                                                      455,900                 -
   Services
                                                                       141            51,337
                                                               ------------      ------------
                                                                   585,529           367,446
                                                               ------------      ------------

 Cost of revenues:
    Products                                                       173,232           241,108
    Webcasting                                                     424,647                 -
    Services
                                                                    21,804            14,051
                                                               ------------      ------------
                                                                   619,683           255,159

 Gross margin
                                                                   (34,154)          112,287
                                                               ------------      ------------
 Operating expenses:
    Research and development                                       629,668           560,889
    Selling, general and administrative                          1,364,398         1,341,282
    Restructuring                                                  239,072                 -


                  Total operating expenses                       2,233,138         1,902,171
                                                               ------------      ------------
 Loss from operations                                           (2,267,292)       (1,789,884)
 Interest expense                                                     (963)         (769,275)
 Interest income                                                    12,263                12
                                                               ------------      ------------

 Net loss                                                     $ (2,255,992)      $(2,559,147)
                                                               ------------      ------------

 Net loss per common share - basic  and diluted               $       (.04)      $     (1.20)
                                                               ------------      ------------


 Weighted average shares outstanding - basic and diluted        58,176,919         2,133,594
                                                               ============      ============


                See Notes to Consolidated Financial Statements.

                      VIDEO NETWORK COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                               Three months ended March 31,
                                                                                 2003                2002
Cash flows from operating activities:
    Net loss                                                                 $ (2,255,992)      $  (2,559,147)
    Adjustments to reconcile net loss to net cash
             used in operating activities:
     Depreciation                                                                  96,536              46,413
     Amortization                                                                   6,891               6,122
     Interest expense related to issuance of warrants                                   -               1,795
     Amortization of debt discount                                                      -             646,043
     Non-cash compensation expense                                                      -              85,000

     Changes in operating assets and liabilities:
         Accounts receivable                                                     (870,861)            503,046
         Due from related party                                                  (336,418)                  -
         Inventory                                                                (26,535)            150,556
         Other current assets                                                      23,877              44,660
         Accounts payable                                                         (70,854)             14,088
         Accrued liabilities and deferred revenue                                 213,188             (81,865)
                                                                             -------------      --------------

            Net cash used in operating activities                              (3,220,168)         (1,143,289)
                                                                             -------------      --------------

Cash flows from investing activities:
    Increase in trademarks and patents                                            (19,217)                  -
    Purchase of  webcasting business                                             (750,000)                  -
    Purchase of property and equipment                                            (14,394)                  -
                                                                             -------------      --------------

            Net cash used in investing activities                                (783,611)                  -
                                                                             -------------      --------------

Cash flows from financing activities:
    Net proceeds from the issuance of notes payable                                      -            849,000
    Repayments of notes payable                                                          -            (13,389)
    Principal payments on capital leases                                           (4,149)             (6,592)
                                                                             -------------      --------------

            Net cash (used in) provided by financing  activities                   (4,149)            829,019
                                                                             -------------      --------------

Net decrease  in cash and cash equivalents                                     (4,007,928)           (314,270)


Cash and cash equivalents, at beginning of period                               6,497,643             507,396
                                                                            --------------      --------------


Cash and cash equivalents, at end of period                                 $   2,489,715      $      193,126
                                                                            ==============      ==============

Supplemental disclosure of non-cash investing and financing activities: See Note 8.


                See Notes to Consolidated Financial Statements.

                      VIDEO NETWORK COMMUNICATIONS, INC.

                   Notes to Financial Statements (Unaudited)

1.   Basis of Presentation

     The accompanying consolidated financial statements of Video Network Communications, Inc. ("VNCI" or the "Company") as of March 31, 2003 and for the three month periods ended March 31, 2003 and 2002 have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2003 and the results of operations for the three months ended March 31, 2003 and 2002. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission (the "SEC"). The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the entire year.

     The Company has suffered recurring losses from operations, has experienced recurring negative cash flow from operations, has had a working capital deficiency, and has a significant accumulated deficit. The Company expects to continue to incur significant operating expenses to support product development efforts and to enhance its product and services sales and marketing capabilities. At this stage, it is difficult to estimate the level of the Company's sales in future periods, or when marketing initiatives will result in additional sales. Accordingly, the Company expects to continue to experience significant, material fluctuations in its revenues on a quarterly basis for the foreseeable future. The Company has required substantial funding through debt and equity financings since its inception to complete its development plans and commence full-scale operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's funding of operating losses to date and plans to ultimately attain profitability include the effects of our recent acquisition of certain webcasting services assets. (Note 3)

2.   Net Loss Per Share

     The Company computes basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share. Net loss per common share is based on the weighted average number of common shares and dilutive common share equivalents outstanding during the periods presented. Basic loss per share is calculated by dividing net income by the weighted average shares outstanding. Diluted loss per share reflects the dilutive effect of stock options and warrants and is presented only if the effect is not anti-dilutive. As the Company incurred losses for all periods, there is no difference between basic and diluted earnings per share. Options and warrants excluded from the computation of diluted earnings per share total 5,016,648 and 4,269,673 as of March 31, 2003 and 2002, respectively.

3. Purchase of Webcasting Business from Williams Communications, LLC and Williams Communications Procurement, LP and Restructuring of Existing Operations

     Webcasting Business - On February 14, 2003, the Company purchased from Williams Communications, LLC ("WCLLC") and Williams Communications Procurement, LP (together with WCLLC, the "Sellers"), each a wholly owned subsidiary of Wiltel Communications Group, Inc. ("WCG"), WCLLC's webcasting business, including certain equipment and other assets used by WCLLC in this business for $750,000 in cash. The Company also incurred $130,000 in professional fees, included in accrued liabilities on the March 31, 2003 balance sheet, and must provide an $850,000 security deposit for an assumed lease. The purchased webcasting business includes the production and distribution of multimedia presentation materials using streaming media technology.

     The Company preliminarily allocated the total purchase price of $880,000 to equipment capital assets. The Company is required to provide $850,000 security on the leased space via a letter of credit or cash deposit. The Company has not provided the surety as of May 19, 2003; however, Moneyline Telerate Holdings ("Moneyline Telerate"), the parent of Moneyline Network LLC ("Moneyline") which is the Company's majority stockholder, is also the guarantor of the lease.

     The acquisition of the webcasting business enables the Company to provide a full suite of interactive multimedia services. The webcasting product suite, including Activecast and Talkpoint, allows for a broader reach within our targeted customers and provides ubiquity with distribution of voice and video over the internet. This service model does not require capital investment by customers.

Users can leverage the services and toolset by using standard internet browsers and media players. In addition to the tangible assets acquired, the acquisition included active customers such as the global investment banks, pharmaceutical firms and other Fortune 500 companies which the Company plans to leverage to market its VidPhone system and technology. The Company also plans to introduce both managed video and audio conferencing services in conjunction with its webcasting offering in the second quarter of 2003.

     Pro Forma Financial Information - On an unaudited pro forma basis, the Company's revenues for the quarters ended March 31, 2003 and 2002 would have been approximately $1,117,000 and $3,823,000, respectively assuming the acquisition of the webcasting business had occurred on January 1, 2002. The Company has not presented unaudited pro forma information relative to net loss or loss per share for the periods presented. Based on information provided by Wiltel, the Company cannot presently determine the costs and expenses associated with just the webcasting business as such information contains significant corporate expense allocations from WCLLC.

     Restructuring - In the first quarter of 2003, VNCI implemented a restructuring of the VidPhone business to right size the expense base given the Company's anticipated lower sales. The restructuring included the following.

     o Termination of 37 employees, primarily in sales, engineering and administrative capacities.

     o Transfer of three employees to Moneyline, our primary stockholder. Employees transferred are primarily focused on business and channel development for the managed video service.

     o Remaining employees will focus on operating the webcasting business and supporting the Moneyline Strategic Alliance Agreement.

     o Transfer of direct sales responsibility for the VidPhone System to the direct sales team of the webcasting business.

     o Election of Alexander Russo as Chairman of the Board of Directors, the appointment of Nicholas Balletta as President of the Company and his election as a director of the Company, and the appointment of Frank Joanlanne as the Senior Vice President Webcasting Services.

     o Initiation of the transfer of finance, accounting and human resource functions from Portsmouth, New Hampshire to New York City, New York. This transfer was completed in April 2003. The Company anticipates that its headquarters will move to New York City during the second quarter of 2003.

     When the Company moves its headquarters to New York City during the second quarter of 2003, the Company intends to commence negotiations with the landlord of the VNCI office space in Portsmouth, New Hampshire to substantially reduce the leased space with a concomitant reduction in lease expense associated with New Hampshire operations. During the last quarter of 2002, management, with the Board of Directors' approval, made a decision to shutdown and cease all operations of B2BVideo and in the first quarter of 2003, the Company commenced negotiations with the landlord of the B2BVideo office space to terminate the lease agreement.

     On January 1, 2003 the Company adopted SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). This statement supersedes Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". Under this statement, a liability for a cost associated with a disposal or exit activity is recognized at fair value when the liability is incurred rather than at the date of an entity's commitment to an exit plan as required under EITF 94-3. Restructuring expenses for the three months ended March 31, 2003 were $239,000. These consisted of severance compensation paid in conjunction with our restructuring initiatives. At March 31, 2003, approximately $26,000 of future severance benefits was accrued and will be paid in the second fiscal quarter of 2003.

     The following table reflects the Company's operating lease obligations including the New York City office space but without giving effect to the potential, but undeterminable, results of our negotiations with the landlords of the B2BVideo office space or the Company's Portsmouth, New Hampshire office space.


                                                          Payments Due By Period
         Contractual Obligations              Total              < 1 Year           1-3 Years          4-6 Years        7-10 Years
Capital lease obligations                 $       36,632     $       11,288       $     25,344      $             -     $        -
Operating leases                               8,034,863          1,401,482          4,035,242            2,598,139              -
                                          --------------     --------------       ------------      ---------------     ----------
Total contractual cash obligations        $    8,071,495     $    1,412,770       $  4,060,586      $     2,598.139     $        -
                                          ==============     ==============       ============      ===============     ==========


4.   Revenue Recognition

     Products revenue - Revenues from sales of the Company's hardware products are recognized when the equipment has been delivered to the customer, title has passed, the equipment has been accepted by the customer, the collection of the sales price is probable and no further obligations to the customer exist. Revenue from sales of managed network services is recognized ratably over the life of the associated network service contract, which is generally two years. In all cases, recognition of sales starts at the time of acceptance by the customer, which is generally 30 days from installation of the equipment. The customer has a right of return within 30 days of installation. Any losses on contracted sales are recognized in the period the loss has been determined. Service revenues associated with time and materials consulting projects are recognized at the time the services are rendered, collection is probable, and we have no further obligations to the customer. Revenues from maintenance contracts are recognized ratably over the term of the contract as services are performed. The Company records a liability for product warranty obligations at the time of sale based on historical warranty experience. The term of the warranty is generally twelve months. The Company also records an additional liability for specific warranty matters when they become known and are reasonably estimable. The Company's product warranty obligations are included in accrued expenses, and were approximately $15,000 at March 31, 2003. The change from December 31, 2002 was not material.

     Webcasting and services revenue - The Company generates revenue from producing live and on-demand audio and video content over the Internet and providing related services, including: capture; production; live internet delivery; and, archiving and hosting. These service offerings are often bundled whereby the Company agrees to provide many or all of the services in one package. The Company also offers the individual components of the service offerings, such as capturing, producing, and live internet delivery of the content without archiving and hosting the content. Revenues for capture, production, and live internet delivery services are recognized at the time of the event. Archiving and hosting revenues are deferred and are recognized over the archiving and hosting period. For the quarter ended March 31, 2003, a majority of the Company's webcasting revenues have been generated from bundled service offerings. Accordingly, revenue is deferred and recognized over the term of the contract period.

     When contracts contain multiple element service offerings wherein vendor specific objective evidence exists for all undelivered elements, the Company recognizes revenues for the delivered elements based upon a residual approach and defers revenues for the undelivered elements until the remaining obligations have been satisfied. When contracts contain multiple element service offerings wherein vendor specific objective evidence does not exist for all undelivered elements, the Company's revenues are deferred and recognized ratably over the contract period. The Company typically charges its customers fees with fixed and variable components for these bundled service offerings. The fixed component consists of a fee based on the particular production services to be provided, an agreed upon amount of content to be stored and number of streams to be delivered. To the extent that a customer exceeds agreed upon storage and delivery amounts, the Company typically charges additional fees based on the amount by which such content stored and delivered exceeds the agreed upon amounts.

     Deferred revenues consist of billings in excess of recognized revenues, which are recognized ratably over the term of the applicable agreement, which is typically less than one year.

     For the three months ended March 31, 2003, two customers accounted for 25% and 17%, of our revenues respectively. These two customers accounted for 15% and 10%, respectively, of consolidated accounts receivable at March 31, 2003. One other customer accounted for 14% of consolidated accounts receivable at March 31, 2003.

5.  Stock-Based Compensation

     The Company accounts for options granted to employees and directors in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation expense has been recognized for the options granted to employees or directors, since the exercise price of the options has been in excess of or equal to the fair value of the options on the date of grant as determined by the Board of Directors. For options granted to consultants, the Company recognizes compensation expense in accordance with Emerging Issues Task Force 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, and also amends the disclosure provision of SFAS No. 123 to require disclosure in the summary of significant accounting policies the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The disclosure provision is required for all companies with stock-based employee compensation, regardless of whether the company utilizes the fair value method of accounting described in SFAS No. 123 or the intrinsic value method described in APB Opinion No. 25 Accounting for Stock Issued to Employees. SFAS No. 148's amendment of the transition and annual disclosure provisions of SFAS No. 124 are effective for fiscal years ending after December 15, 2002. The disclosure requirements for interim financial statements containing condensed consolidated financial statements are effective for interim periods beginning after December 15, 2002. We currently account for stock based compensation utilizing the intrinsic value method of accounting for stock based employee compensation described by APB No. 25. The Company has complied with the disclosure requirements of SFAS No. 148 in the Notes to the Consolidated Financial Statements.

     Had the compensation cost for the plans been determined based on the fair value at the grant dates for awards under the plans, consistent with the method described in SFAS No. 123, the Company's net loss and basic and diluted net loss per common share on a pro forma basis would have been:


                                                                         For Three Months Ended March 31,
                                                                           2003                      2002

Net loss, as reported                                                 $  (2,255,992)             $ (2,559,147)
Deduct: stock-based employee compensation expense
    Included in reported net loss                                                 -                         -
Add: total stock-based employee compensation expense determined
   under fair value based method for all awards                             (24,257)                 (115,155)
Pro forma net loss                                                    $  (2,280,249)             $ (2,674,302)

Earnings (loss) per share:
    Basic and diluted - as reported                                   $        (.04)             $      (1.20)
    Basic and diluted - pro forma                                     $        (.04)             $      (1.25)


     The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model with the following assumptions:

                                                   Three months ended March 31,
                                                        2003            2002

Volatility                                              143%            140%
Expected option life-years from vest                     5.0            5.0
Interest rate (risk free)                               2.86            4.29
Dividends                                               None            None

     The effects on three months ended March 31, 2003 and 2002 pro forma net income and net income per share of the estimated fair value of stock options and shares are not necessarily representative of the effects on the results of operations in the future. In addition, the estimates utilize a pricing model developed for traded options with relatively short lives; our option grants typically have a life of up to ten years and are not transferable. Therefore, the actual fair value of a stock option grant may be different from our estimates. We believe that our estimates incorporate all relevant information and represent a reasonable approximation in light of the difficulties involved in valuing non-traded stock options.

   Stock option activity during the periods indicated is summarized as follows:


                                      Option Shares          Avg. Exercise Price

Outstanding at January 1, 2003           1,183,815                     $ 6.35
Granted                                    150,000                     $ 0.60
Forfeited                                 (136,666)                    $ 1.91
Exercised                                      -                       $    -
Outstanding at March 31, 2003            1,197,349                     $ 6.14
                                       ===========                    =======
Exercisable                              1,023,203                     $ 6.04
Available for grant                      6,786,441




                                                            Weighted
                                                         Avg. Remaining
              Range of                 Number              Contractual          Remaining            Number          Weighted Avg.
          Exercise Prices            Outstanding           Life (years)         Exercise Price    Exercisable       Exercise Price
 $    0.499     -     $    2.001       523,684               6.9                $       0.914        416,517       $       1.027
 $    2.699     -     $    5.941       462,911               4.5                $       4.303        426,551       $       4.315
 $    9.529     -     $   21.876       197,999               1.6                $      13.085        168,665       $      13.165
 $   69.999     -     $  105.001         5,146               1.2                $      72.124          5,146       $      72.124
 $  139.990     -     $  192.501         2,837               1.2                $     143.424          2,837       $     143.424
 $  231.874     -     $  463.751         4,772               1.2                $     316.482          3,487       $     262.213
                                   ----------------                                              -----------------
                -                    1,197,349                                                     1,023,203
                                   ================                                              =================


     All stock options granted by the Company during the quarter ended
March 31, 2003 were granted with an exercise price per share greater than the fair value of the Company's common stock on the date of grant.

6.   Income taxes

     The Company did not record a provision for income taxes for the three months ended March 31, 2003 and 2002 since the Company had a significant net operating loss carryforward available to it at March 31, 2003 and the Company had a net operating loss during the period ending March 31, 2003 for which no tax benefit was recorded. The Company recorded a full valuation allowance against the net deferred tax asset generated primarily from its net operating loss carryforwards.

7.   Inventories

     Inventories consisted of the following at:


                                                                  March 31, 2003            December 31, 2002
       Raw Materials                                              $ 4,148,385                 $  4,416,579
       Allowance for excess and obsolete inventory                 (3,243,780)                  (3,538,509)
                                                                  ------------                 ------------
                                                                  $   904,605                 $    878,070

8.    Non-cash Transactions

      The following non-cash transactions occurred in the periods indicated:

                                                                          Three months ended March 31,
                                                                          2003                   2002
Professional services accrued within accrued liabilities in
   connection with the acquisition of webcasting business              $ 130,000                $       -
Issuance of warrants in connection with bridge notes                   $       -                $ 471,808



9.    New Accounting Pronouncements

      In November 2002, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. ("FIN") 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 elaborates on the existing disclosure requirements for most guarantees. FIN 45 requires that at the time a company issues certain guarantees, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. FIN 45's disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002 and are applicable to all guarantees issued by the guarantor subject to FIN 45's scope, including guarantees issued prior to the issuance of FIN 45. The disclosure requirements of FIN 45 are applicable for financial statements of interim or annual periods ending December 31, 2002. We adopted the recognition and measurement requirements of FIN No. 45 in the first quarter of fiscal year 2003 and have included any new disclosure requirements in the Notes to the Consolidated Financial Statements.

10.   Related Party Transactions

      On May 16, 2002, the Company entered into a Strategic Alliance Agreement and certain technology license agreements with Moneyline pursuant to which the Company will license software and network processes and sell video equipment to Moneyline. Moneyline will be the exclusive distributor of the Company's equipment to the financial services market. As of March 31, 2003, the Company transferred approximately $519,000 of demonstration and evaluation equipment to Moneyline, of which $225,000 relates to the period ending March 31, 2003. The Company has also incurred, on Moneyline's behalf, approximately $178,000 in salary expenses relating to activities supporting the development of the Managed Video Services market, of which $78,000 relates to the period ending March 31, 2003. Moneyline has agreed to reimburse the Company in the second quarter of 2003 for these costs.

Since its investment in the Company, in May 2002, Moneyline provided certain administrative, management and sales support services to the Company. The Chief Financial Officer of Moneyline Telerate also serves as the Chief Financial Officer of the Company. Moneyline's policy has been only to charge back directly allocable costs of providing such support to the Company, there were no such chargebacks during the three month period ended March 31, 2003.

     As a result of the transactions between Moneyline and the Company outlined in the preceding paragraph, the Company has a receivable from Moneyline as of March 31, 2003 of approximately $763,000. Through May 19, 2003 the Company had received $747,000 from Moneyline towards this related party receivable.

     Moneyline Telerate is a guarantor for the $850,000 security deposit associated with VNCI's assumption of the webcasting business lease on office space in New York City.

11.  Reclassifications

     Certain reclassifications have been made to the prior period amounts to conform to the current period presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Certain statements contained in this Quarterly Report on Form 10-Q, other than historical financial information, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements involve known and unknown risks, uncertainties or other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Factors that might cause such a difference include risks and uncertainties related to our dependence on the emerging market for webcasting services, video broadcast, retrieval and conferencing, development of additional products, protection of our intellectual property, limited marketing experience, limited number of customers for our video network distribution equipment, and the need for additional personnel, as well as risks and uncertainties associated with our growth strategy, technological changes and competitive factors affecting us. The most important of these risks are discussed in more detail below under the heading "Risk Factors," and we urge you to read these in their entirety.

Overview

     Video Network Communications is a Delaware corporation formed in 1993 to design, develop and market full-motion, high resolution, cost-effective video network systems as a state-of-the-art, business collaboration tool. Users of the VidPhone video network system can view broadcast video, collaborate in multi-party videoconferences, and retrieve stored video on demand. Our VidPhone system bypasses the bottleneck of local data networks to distribute video to and from desktop and laptop personal computers and conference rooms configured with VidPhone stations over the same wiring used by the telephone. During 2002, the Company added numerous features to the VidPhone system to allow it to be more seamlessly integrated into managed wide area network video solution for network carriers or other channel partners. In addition, as elaborated upon below and recognizing the general economic slow down, the Company believes that the markets for its VidPhone product line are likely to develop more slowly than previously anticipated. As a result, during the first quarter of 2003 the Company took steps to diversify its revenue base by acquiring the webcasting business of Wiltel Communications and right sizing the expense base of the VidPhone business.

     On February 14, 2003, we purchased from Williams Communications, LLC ("WCLLC") and Williams Communications Procurement, LP (together with WCLLC, the "Sellers"), each a wholly owned subsidiary of Wiltel Communications Group, Inc. ("WCG"), WCLLC's webcasting business, including certain equipment and other assets used by WCLLC in this business for $750,000 in cash and an $850,000 security on the leased space. The purchased webcasting business includes the production and distribution of multimedia presentation materials using streaming media technology. We incurred $130,000 in legal and other costs associated with the purchase of these webcasting business assets.

     The acquisition of the webcasting business enables us to provide a full suite of interactive multimedia services. The webcasting product suite, including Activecast and Talkpoint, allows for a broader reach within our targeted customers and provides ubiquity with distribution of voice and video over the internet. This service model does not require capital investment by our customers. Users can leverage the services and toolset by using standard internet browsers and media players. In addition to the tangible assets acquired, the acquisition included active customers such as the global investment banks, pharmaceutical firms and other Fortune 500 companies which we plan to market our VidPhone service and technology. The Company also plans to introduce both managed video and audio conferencing services in conjunction with its webcasting offering in the second quarter of 2003.

     In the first quarter of 2003, we implemented a restructuring of our VidPhone business to right size the expense base given the Company's anticipated lower sales. The restructuring included the following.

     o Termination of 37 employees, primarily in sales, engineering and administrative capacities.

     o Transfer of three employees to Moneyline, our primary stockholder. Employees transferred are primarily focused on business and channel development for the managed video service.

     o Remaining employees will focus on operating the webcasting business and supporting the Moneyline Strategic Alliance Agreement.

     o Transfer of direct sales responsibility for the VidPhone System to the direct sales team of the webcasting business.

     o Election of Alexander Russo as Chairman of the Board of Directors, the appointment of Nicholas Balletta as President of the Company and his election as a director of the Company, and the appointment of Frank Joanlanne as the Senior Vice President Webcasting Services.

     o Initiation of the transfer of finance, accounting and human resource functions from Portsmouth, New Hampshire to New York City, New York. This transfer was completed in April 2003. The Company anticipates that its headquarters will move to New York City during the second quarter of 2003.

     When the Company relocates its headquarters to New York City during the second quarter of 2003, the Company intends to commence negotiations with the landlord of the VNCI office space in Portsmouth, New Hampshire to substantially reduce the leased space with a concomitant reduction in lease expense associated with New Hampshire operations. During the last quarter of 2002, management, with the Board of Directors' approval, made a decision to shutdown and cease all operations of B2BVideo and in the first quarter of 2003, we initiated negotiations with the landlord of the B2BVideo office space to terminate the lease agreement.

     In summary, we recognized $585,529 in revenue, had an operating loss of $2,267,292 and a net loss of $2,255,992, or $.04 per share, for the first quarter of 2003. These financial results reflect the significant changes in the Company's direction in the first quarter. We generated revenues primarily from the newly acquired webcasting business and we believe that our webcasting business will continue to grow. We also expect to begin to take advantage of cross-selling opportunities between our webcasting clients and the video distribution system customers. Implementing the changes required to pursue our new business model has been demanding. Turnover of personnel and realignment of responsibilities have been significant and management is cognizant of the very real and challenging obstacles that still must be addressed to achieve success for our stockholders in 2003. The majority of the changes associated with implementing our new business model have been implemented and management is focused completely on taking full advantage of the opportunities inherent in the new model.

     With the restructuring virtually complete and with the integration of the webcasting business, we believe we have cash to fund operations through the fourth quarter of 2003. We intend to begin seeking additional financing in the second quarter of 2003 for the continued funding of operations and for the development of new product enhancements and further expansion of our webcasting and VidPhone businesses. We will pursue existing investors and outside strategic investors. If adequate funding is not available from operations or investors or other sources of funding, we will pursue other strategic alternatives including the sale of the Company, the sale of our assets, or liquidation.

Comparison of the Three Months Ended March 31, 2003 and March 31, 2002

     Revenues. We recognized $586,000 in revenues during the three months ended March 31, 2003 compared to $367,000 in the comparable period in 2002, representing an increase of approximately $219,000 or 60%.

     Of these revenues, $130,000 relate to product sales in the first three months of 2003 compared to $316,000 recognized in the comparable period of 2002, representing a decrease of $186,000, or 59%, in equipment sales. The decrease in equipment sales is due to a decrease in both the number of customers and the average order size experienced in the first quarter of 2003 compared to the comparable period of 2002.

     Included in the first quarter revenues was $456,000 related to webcasting activities generated after the acquisition of certain webcasting assets acquired in February 2003. The Company's revenue recognition policy states that when contracts contain multiple element service offerings wherein vendor specific objective evidence does not exist for all undelivered elements, the revenues from such contracts are deferred and recognized ratably over the contract period. A majority of our webcasting contracts for the period ending March 31, 2003 included hosting and archiving services and the Company has not established vendor specific objective evidence for such services when bundled with other service offerings. Accordingly, we deferred $285,000 of webcasting revenue, a majority of which will be recognized during the second quarter of 2003. In the future, we intend to unbundle contracts separating webcasting production revenue from ongoing content hosting and archiving and we intend to establish vendor specific objective evidence for such services. We expect webcasting revenue to increase in the second quarter due to the recognition of the currently deferred revenue and due to the unbundling of such services.

     Revenues related to installation and other services were $141 in the first three months of 2003 compared to $51,000 in the comparable period of 2002. The Company does not expect installation and other services revenue to be significant in the future.

     For the three months ended March 31, 2003, two customers accounted for 25% and 17%, of our revenues respectively. These two customers accounted for 15% and 10%, respectively, of consolidated accounts receivable at March 31, 2003. One other customer accounted for 14% of consolidated accounts receivable at March 31, 2003.

     Cost of Revenues. Cost of revenues for the three months ended March 31, 2003 was $620,000. This represents an increase of $365,000 from the $255,000 recorded in the comparable period of 2002. Cost of product revenues as a percentage of product revenues was approximately 133% and 76% in the three months ending March 31, 2003 and 2002, respectively. The cost of webcasting revenues in the first quarter of 2003 was $425,000 representing the costs of sustaining the webcasting network infrastructure and production costs associated with webcasting activities. Cost of webcasting revenues as a percentage of webcasting revenues was approximately 93% in the three months ending March 31, 2003. The Company expects that the cost of webcasting revenues will remain constant and decline as a percentage of revenue in the future as the Company's webcasting revenue increase. Cost of service revenues for the three months ended March 31, 2003 was $22,000 compared to $14,000 in the same period of 2002, and reflects the costs of providing installation and other services.

     Gross Margin on Revenues. Gross margin on total revenues was approximately negative $34,000, or negative 6%, for the period ending March 31, 2003 compared to gross margin of $112,000, or 31%, for the comparable period in 2002. The gross margin percentage on product revenues in the first three months of 2003 was negative 34%, compared to positive 24% realized on product revenues in the comparable period of 2002. The lower gross margin experienced in 2003 was attributable primarily to under-absorption of manufacturing costs due to low product revenues volume. The gross margin percentage achieved on webcasting revenues was 7%. We expect our gross margin on webcasting revenue to increase during the second quarter of 2003 due to the recognition of revenue deferred during the first quarter of 2003 and the anticipated change in our contracts process that will unbundle revenue contracts and establish vendor specific objective evidence for our service offerings. The gross margin on service revenues for the first three months of 2003 was negative $22,000 compared to positive $37,000 in the first quarter of 2002.

     Research and Development. Research and development costs increased to $630,000 in the three months ended March 31, 2003, compared to $561,000 in the first quarter of 2002, an increase of $69,000, or 12%. Of the research and development costs incurred in the first quarter of 2003, approximately $93,000 was related to the operations at B2BVideo Networks and approximately $49,000 was attributable to the newly acquired webcasting business. No material research and development costs associated with B2BVideo Networks are anticipated in the future. Excluding the effects of B2BVideo Networks and the webcasting business, research and development spending declined approximately $73,000 due to lower staffing and development costs associated with the VidPhone systems business. The research and development expenses included our sustained research and development efforts throughout the first quarter to complete the development of version 3.6 of the VidPhone operating system which enables the VidPhone system to be seamlessly incorporated into a managed video solution over the wide area network. We believe that future research and development expenditures will be substantially reduced as this development effort was completed in late March, 2003.

     Selling, General and Administrative Expenses. Selling, general, and administrative expenses increased to $1,364,000 during the three months ended March 31, 2003, from $1,341,000 during the three months ended March 31, 2002, an increase of approximately $23,000 or 2%.

     Sales and marketing expenses decreased approximately $25,000, from $709,000 to $684,000, or 4%, in the first three months of 2003 as compared to the same period of 2002. Included in sales and marketing costs for the first quarter of 2003 were approximately $215,000 of costs related to the newly acquired webcasting business and approximately $53,000 related to B2BVideo Networks, neither of which was incurred by us in the first quarter of 2002. No material sales and marketing expenses associated with B2BVideo Networks are anticipated in the future. Excluding the webcasting business and B2BVideo Networks, sales and marketing expenses declined from $709,000 in the first quarter of 2002 to $416,000 in the first quarter of 2003 due to reductions in staffing levels in the customer support and the marketing departments and a reduction of associated travel expenses. Further reductions in these expenses were realized by reduced use of consultants and advertising.

     General and administrative costs increased by approximately $47,000 in the three months ended March 31, 2003 compared to the same period in 2002. Included in general and administrative costs in the first quarter of 2003 were approximately $233,000 of costs associated with the newly acquired webcasting business and approximately $89,000 related to B2BVideo Networks, neither of which was incurred by us in the first quarter of 2002. Excluding the webcasting business and B2BVideo Networks, general and administrative costs declined from $632,000 in the first quarter of 2002 to $357,000 in the first quarter of 2003, a reduction of $275,000, or 44%. The decrease in general and administrative costs was primarily due to reduced legal costs in 2003.

     Restructuring. Restructuring expenses for the three months ended March 31, 2003 were $239,000. These consisted of severance compensation paid in conjunction with our restructuring initiatives. At March 31, 2003, approximately $26,000 of future severance benefits was accrued and will be paid in the second fiscal quarter of 2003. There were no restructuring costs in the comparable period ending March 31, 2002.

     Interest Expense. Interest expense of $1,000 incurred in the first quarter of 2003 was $768,000 lower than the $769,000 recorded in the same period of 2002. In the period ending March 31, 2002 we amortized $646,000 of debt discount recorded on bridge notes. No debt discount was amortized in the period ending March 31, 2003. Interest on notes payable decreased from $120,000 in the first quarter of 2002 to zero in the first quarter of 2003 due to the elimination of debt in conjunction with our Stock Purchase Agreement completed in May of 2002.

     Interest income increased by $12,000 in the first quarter of 2003 compared to the comparable period of 2002 due to the increased level of average cash balances over the period.

     Income Taxes. Our effective tax rate was zero percent in the three months ended March 31, 2003 and 2002. As a result of our history of operating losses and uncertain future operating results, we determined that it is more likely than not that our historic and current year income tax benefits will not be realized. Consequently, no tax benefit associated with operating losses has been recognized in the consolidated financial statements.

     Net Loss. As a result of the foregoing factors, the net loss for the period ended March 31, 2003 decreased to $2,256,000 from $2,559,000 in the comparable period of 2002, a decrease of $303,000, or 12%.

Liquidity and Capital Resources

     We have an accumulated deficit balance of $85,548,000 from our inception through March 31, 2003. We expect to incur additional operating losses for the foreseeable future, principally as a result of expenses associated with product development efforts and anticipated sales, marketing, and general and administrative expenses. During the first quarter of 2003, we satisfied our cash requirements principally from cash on hand as of December 31, 2002 which was obtained primarily from the closing of the Stock Purchase Agreement with Moneyline and other investors in May 2002.

     We had cash and cash equivalents of $2,490,000 at March 31, 2003 compared to $6,498,000 at December 31, 2002, a decrease of $4,008,000.

     Net cash used in operations during the three months ended March 31, 2003 was approximately $3,220,000. We incurred $130,000 in legal and other costs associated with the purchase of certain webcasting business assets in February 2003. Inventory increased by approximately $27,000 during the three months ended March 31, 2003, due to inventory purchases partially offset by product sales during the quarter. Accounts receivable increased by $871,000 during the three months ended March 31, due primarily to credit sales generated by the webcasting business, and product sales in the first quarter, partially offset by cash collections. Accounts payable decreased by approximately $70,000 in the three months ended March 31, 2003. Amounts due from a related party increased by $336,000 pursuant to an agreement between the parties to reimburse us for certain costs previously borne by us.

     Cash used in investing activities during the first quarter of 2003 was $784,000. We paid $750,000 for certain webcasting business assets and we spent $19,000 in trademark and patent activity and $15,000 for other capital assets.

     We paid $4,000 to pay down the balance on capital leases. There were no other financing activities in the first quarter of 2003.

     On February 14, 2003, we purchased from Williams Communications, LLC ("WCLLC") and Williams Communications Procurement, LP (together with WCLLC, the "Sellers"), each a wholly owned subsidiary of Wiltel Communications Group, Inc. ("WCG"), WCLLC's webcasting business, including certain equipment and other assets used by WCLLC in this business for $750,000 in cash and an $850,000 security on the leased space. The Company also incurred $130,000 in professional fees, included in accrued liabilities on the March 31, 2003 balance sheet, in conjunction with this acquisition. We are required to provide an $850,000 security on leased space in the form of a letter of credit or cash deposit. The lease is guaranteed by Moneyline Telerate and we have not provided the lessor with a letter of credit or a deposit through May 19, 2003

     We believe we have cash to fund operations through the fourth quarter of 2003. We intend to begin seeking additional financing in the second quarter of 2003 for the continued funding of operations and for the development of new product enhancements and further expansion of our webcasting and VidPhone businesses. We will pursue existing investors and outside strategic investors. If additional funding is not available, we will pursue other strategic alternatives including the sale of the Company, the sale of our assets, or liquidation.

     Under accounting principles generally accepted in the U.S., certain obligations and commitments are not required to be included in the consolidated balance sheets and statements of operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on liquidity. The following commitments as of March 31, 2002 have not been included in the consolidated balance sheets and statements of operations, however, they have been disclosed in the following table in order to provide a more accurate picture of our financial position and liquidity. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.



                                                          Payments Due By Period
         Contractual Obligations                 Total              < 1 Year       1-3 Years          4-6 Years        7-10 Years
Capital lease obligations                  $      36,632     $       11,288       $    25,344      $           -       $        -
Operating leases                               8,034,863          1,401,482         4,035,242          2,598,139                -
Total contractual cash obligations         $   8,071,495     $    1,412,770       $ 4,060,586      $   2,598.139       $        -

Risk Factors

     A Failure to Obtain Necessary Additional Capital in the Future on Acceptable Terms Could Prevent Us from Executing Our Business Plan.

     We may need additional capital in the future to fund our operations, finance investments in equipment and corporate infrastructure, expand our network, increase the range of services we offer and respond to competitive pressures and perceived opportunities. Cash flow from operations and cash on hand may not be sufficient to cover our operating expenses, working capital and capital investment needs. We cannot assure you that additional financing will be available on terms acceptable to us, if at all. A failure to obtain additional funding could prevent us from making expenditures that are needed to allow us to grow or maintain our operations.

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

     Dependency upon Moneyline Telerate and Moneyline.

     We are dependent on Moneyline Telerate and Moneyline to build revenue for our video products and services in the Financial Services market, which is key to the overall, long-term development of revenue for our video technology and services. Our dependence has been further increased by our decision in the first quarter of 2003 to focus resources on the financial services market and limit our sales efforts in other vertical markets. Moneyline Telerate and Moneyline may not be successful in developing this market.

     We Will be Focusing a Significant Amount of the Company's
Resources on Building a Recently Acquired Business.

     The Company recently right sized its VidPhone business and acquired a webcasting business. In the future a significant amount of the Company's resources will be focused on developing the webcasting business. While an experienced management team joined the Company in connection with the acquisition, the Company has limited experience running a webcasting business and does not have a proven track record of operating this type of business profitably. We cannot assure you that we will be successful in operating this webcasting business.

     Customers May Not Buy Our Products Due to Concerns over Our Viability.

     Due to our recurring losses from operations and lack of cash, some potential customers may decide not to purchase our webcasting services or our video network system because of concerns that we may be unable to provide the webcasting or we may not be able to service, enhance or upgrade the video network systems. If we are not able to alleviate concerns about our long-term viability, we may not be able to market and sell our webcasting services and our video network system successfully and continue operations.

     We Have a Limited Customer Base and Attendant Risk Concentration; We Are Dependent Upon a Few Significant Customers.

     We have a limited customer base with two customers providing in excess of 10% of our total revenues individually and over 40% of our revenues collectively. We generally grant uncollateralized credit terms to our customers and have not experienced any credit-related losses. For the three months ended March 31, 2003, two customers accounted for 25% and 17%, of our revenues respectively. These two customers accounted for 15% and 10%, respectively, of consolidated accounts receivable at March 31, 2003. One other customer accounted for 14% of consolidated accounts receivable at March 31, 2003. Failure to diversify this customer concentration could result in our inability to continue to generate revenues sufficient to support operations.

     We Have Accumulated a Substantial Deficit; We Have a History of Losses and Limited Revenue and Expect Losses to Continue.

     We have incurred substantial losses from operations to date and had an accumulated deficit of $85,548,000 through March 31, 2003. There is substantial doubt about our ability to continue as a going concern.

     We recognized $586,000 in revenues for the three months ended March 31, 2003. We recognized $824,000 in revenues during the year ended December 31, 2002, compared to $12,976,000 during 2001, including approximately $6,500,000 from a data infrastructure project that was not deemed to be a recurring revenue source and $8,769,000 in revenues during 2000. Accordingly, there is limited historical basis for you to expect that we will be able to realize sufficient operating revenues or profits in the future to support continuing operations. We have a limited backlog for revenue, and we cannot predict with accuracy what our revenues will be in the future. Our ability to generate sales and to recognize operating revenues in the future will depend on a number of factors, certain of which are beyond our control, including:

     o customer acceptance of VidPhone products shipped and installed to date and in the future; o current and potential customer response to our webcasting product line;
     o our ability to generate new sales of products and services and to secure customer acceptance; and o customer payments.

     We Expect to Continue to Experience Quarterly Fluctuations in Our Operating Results.

     In the past, we have experienced quarterly fluctuations in revenues and operating results as a result of a number of factors, including the fact that the typical cost of our VidPhone system is relatively high, each purchase of our VidPhone system constitutes a substantial portion of our revenues for the period in which it is accepted by our customer, the timing of our sales and marketing campaigns and the costs associated with those efforts, and our overall expenses during the period. Customers generally pay for our products and services only after they are installed and accepted by the customer, and we typically incur the costs associated with the sales and installation of our video network systems prior to receipt of any customer payments. We expect these to continue and accordingly, we expect to continue to experience quarterly fluctuations in our revenues and operating results for the foreseeable future.

     We May Not Be Able to Develop Direct Sales and Marketing Capabilities.

     We are expanding our direct marketing capability to promote our webcasting services and our video network system and to support our resellers. We cannot assure you that we will be able to create awareness of, and demand for, our products through our marketing efforts, or that the development of our direct marketing capabilities will lead to sales of our products and services. If we cannot successfully develop our own sales and marketing capabilities, we may not succeed in building brand-name recognition of the VidPhone system or our webcasting services.

     We May Not Be Able to Penetrate the Financial Services Market.

     VNCI and Moneyline have entered into a Strategic Alliance Agreement and certain technology license agreements pursuant to which VNCI will license software and network processes and sell video equipment to Moneyline. Moneyline will be the exclusive distributor of VNCI's equipment to the financial services market. To assist Moneyline in being successful at selling VNCI hardware, VNCI is making its executives and sales personnel available to Moneyline for prospect calls. Sales to Moneyline are expected to generate a significant part of our future revenues. However, we have sold only a limited number of video network systems and components under this arrangement and to date have recognized minimal revenues from those sales. We currently have limited orders from Moneyline for additional sales of VidPhone systems. If Moneyline fails to market and sell our products, or our products fail to become an accepted part of Moneyline's product offerings, the value of your investment could be reduced.

     The Market for Video Communications Products is Evolving and May Not Support Our Revenue Expectations; Our Business Has Been Adversely Affected by the General Slowdown in the Economy.

     The market for video communications products continues to evolve rapidly, and demand for and market acceptance of new products and services is unpredictable. As is typical for new technologies, demand for and market acceptance of new products and services is unpredictable. The cost of video communications systems typically represents a substantial investment by the customer and the purchase of video communications systems has tended to be discretionary. Accordingly, we cannot predict whether the renewed interest in video networking products will result in higher overall sales of video communications equipment. If the market for video communications products develops more slowly than expected or is adversely affected by a slow down in the economy, our business and financial condition could be materially and adversely affected. While webcasting services do not require investment by the customer, the commercial market demand for webcasting has not yet matured sufficiently to permit us to make confident projections regarding future sales of our webcasting product line.

     Our Industry is Subject to Rapid Technological Change; If We Are Not Able to Adequately Respond to Changes, Our Products May Become Obsolete or Less Competitive and Our Operating Results May Suffer.

     We may not be able, especially given our lack of financial resources, to respond effectively to the technological requirements of a changing market, including the need for substantial additional capital expenditures that may be required as a result of these changes. The video network systems and webcasting industries are characterized by rapidly changing technology and continuing process development. The future success of our business will depend in large part upon our ability to maintain and enhance our technological capabilities and successfully anticipate or respond to technological changes on a cost-effective and timely basis. In addition, our industry could in the future encounter competition from new or revised technologies that render existing technology less competitive or obsolete.

     The Protection of Our Intellectual Property is Uncertain.

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

     We Are Dependent on Third Parties for Manufacturing.

     We outsource the manufacturing and assembly of many of the components of our video network system products. We cannot assure you that our subcontractors will continue to perform under our agreements with them or that we will be able to negotiate continuing arrangements with these manufacturers on acceptable terms and conditions, or at all. If we cannot maintain relationships with our current subcontractors, we may not be able to find other suitable manufacturers. Any difficulties encountered with these manufacturers could cause product defects and/or delays and cost overruns and may cause us to be unable to fulfill orders on a timely basis. Any of these difficulties could materially adversely affect us.

    Future Government Regulation Could Adversely Affect Our Marketing and Sales.

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

     We believe the VidPhone system complies with all applicable government regulations but future government regulations could increase the cost of bringing products to market or adversely affect our ability to market and sell our products and technology.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

      We have no instruments, positions or transactions that present a market risk to the Company's financial condition in the future.

Item 4.  Controls and Procedures

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

     (b) Changes in Internal Controls. As a result of the conclusions discussed above, under the direction of the Audit Committee and the Board of Directors, we are in the process of determining the appropriate corrective action to strengthen our internal controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and accurately reported, within the time periods specified in the SEC's rules and forms.

                          PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

     On February 14, 2003, we purchased from Williams Communications, LLC ("WCLLC") and Williams Communications Procurement, LP (together with WCLLC, the "Sellers"), each a wholly owned subsidiary of Wiltel Communications Group, Inc. ("WCG"), WCLLC's webcasting business, including certain equipment and other assets used by WCLLC in this business for $750,000 in cash, $130,000 in professional fees and $850,000 security on the leased space. As of May 19, 2003 we had not instituted this security, however, we consider the $850,000 security on leased space to be restricted cash, a significant restriction on our working capital.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote by security holders during the quarter ended March 31, 2003.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits.

     99.1 Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 (b) Reports on Form 8-K during the quarter ended March 31, 2003.

     1) On January 31, 2003 we filed a Current Report on Form 8-K dated January 27, 2003 to report we had entered into an asset purchase agreement with Williams Communications, LLC ("WCLLC") and Williams Communications Procurement, LP, each a wholly owned subsidiary of WilTel Communications Group, Inc., providing for the sale to VNCI of certain equipment and other assets used by WCLLC in its webcasting business, which business includes the production and distribution of multimedia presentation materials using streaming media technology.

     2) On February 21, 2003 we filed a Current Report on Form 8-K dated February 14, 2003 to report that we had acquired from Williams Communications, LLC ("WCLLC"), and Williams Communications Procurement, LP (together with WCLLC, the "Sellers"), each a wholly owned subsidiary of WilTel Communications Group, Inc., certain equipment and other assets used by WCLLC in its webcasting business, which business includes the production and distribution of multimedia presentation materials using streaming media technology, for $750,000 in cash and the assumption of certain liabilities of the Sellers relating to the ongoing operation of the webcasting business.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Video Network Communications, Inc.


                                 By:  /s/ Carl Muscari
                                      ----------------
                                      Carl Muscari
                                      Chief Executive Officer
                                      (duly authorized executive officer)

                                 By:  /s/ Lawrence Kinsella
                                      ----------------
                                      Lawrence Kinsella
                                      Chief Financial Officer
                                      (principal financial officer)

May 19, 2003

                                CERTIFICATIONS

I, Carl Muscari, Chief Executive Officer of Video Network Communications, Inc. ("VNCI"), certify that:

1. I have reviewed this quarterly report on Form 10-Q of VNCI;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                             /s/ Carl Muscari
                                             -----------------
                                             Name: Carl Muscari
                                             Title:   Chief Executive Officer
                                             Date:   May 19, 2003

I, Lawrence Kinsella, Chief Financial Officer of Video Network Communications, Inc. ("VNCI"), certify that:

1.   I have reviewed this quarterly report on Form 10-Q of VNCI;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                                /s/ Lawrence Kinsella
                                                ----------------------
                                                Name: Lawrence Kinsella
                                                Title:  Chief Financial Officer
                                                Date:  May 19, 2003