Form 10-Q
period 2003-06-30
TALKPOINT COMMUNICATIONS INC
filed 2003-08-18
CIK 944310

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

[_]  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _________ to _________

Commission file number 000-22235

                          TalkPoint Communications Inc.
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

             100 William Street, 8th Floor, New York, New York 10038
                    (Address of Principal Executive Offices)

                                 (212) 909-2900
                (Issuer's Telephone Number, Including Area Code)

Video Network Communications, Inc., 50 International Drive, Portsmouth, New Hampshire 03801
    (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[_]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [_] No[X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of August 14, 2003; 58,176,919 shares of common stock

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                          TALKPOINT COMMUNICATIONS INC.

                           Consolidated Balance Sheets

                                                               June 30,     December 31,
                                                                 2003           2002
                                                             ------------   ------------
                                                             (unaudited)
                          ASSETS
Current assets:
Cash and cash equivalents                                    $    507,647   $  6,497,643
Accounts receivable                                             1,529,155         59,249
Inventories                                                       120,000        878,070
Amount due from related party                                      16,629        426,971
Other current assets                                               42,416         44,540
                                                             ------------   ------------

Total current assets                                            2,215,847      7,906,473

Property and equipment, net                                       764,149        364,727
Trademarks and patents, net                                       298,353        291,646
Restricted cash                                                   844,101             --
Other assets                                                       57,080         37,473
                                                             ------------   ------------

      Total assets                                           $  4,179,530   $  8,600,319
                                                             ============   ============

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable                                             $  1,097,154   $    883,128
Deferred revenue                                                  574,481            141
Accrued liabilities                                             2,255,776      1,065,862
Current portion of notes payable                                   20,000         20,000
Current portion of capital lease obligations                        5,965          8,432
                                                             ------------   ------------

Total current liabilities                                       3,953,376      1,977,563

Capital lease obligations, less current portion                    18,276         21,344
Long term portion of deferred rent                                 24,815        135,694

COMMITMENTS AND CONTINGENCIES

Stockholders' equity :
Preferred stock, par value $.01                                        --             --
   Authorized shares - 2,500,000
   Issued and outstanding shares - none
Common stock, par value $.01                                      581,769        581,769
   Authorized shares - 90,000,000
   Issued and outstanding shares - 58,176,919 as of
      June 30, 2003 and December 31, 2002
Additional paid-in capital                                     89,698,406     89,175,653
Accumulated deficit                                           (90,097,112)   (83,291,704)
                                                             ------------   ------------

Total stockholders' equity                                        183,063      6,465,718
                                                             ------------   ------------

      Total liabilities and stockholders' equity             $  4,179,530   $  8,600,319
                                                             ============   ============

                 See Notes to Consolidated Financial Statements.

                          TALKPOINT COMMUNICATIONS INC.

                      Consolidated Statements of Operations
                                   (unaudited)

                                               For the three months ended June 30,   For the six months ended June 30,
                                               -----------------------------------   ---------------------------------
                                                      2003         2002                     2003           2002
                                                   -----------   -----------             -----------   -----------
Revenues:
   Products                                        $   115,083   $    35,500             $   244,571   $   351,609
   Webcasting                                        1,191,203            --               1,647,103            --
   Services                                                 --       136,026                     141       187,363
                                                   -----------   -----------             -----------   -----------
                                                     1,306,286       171,526               1,891,815       538,972
                                                   -----------   -----------             -----------   -----------

Cost of revenues:
   Products                                            900,415       456,178               1,073,647       697,287
   Webcasting                                          836,392            --               1,261,039            --
   Services                                                 --       215,653                  21,804       229,704
                                                   -----------   -----------             -----------   -----------
                                                     1,736,807       671,831               2,356,490       926,991
                                                   -----------   -----------             -----------   -----------

Gross margin                                          (430,521)     (500,305)               (464,675)     (388,019)
                                                   -----------   -----------             -----------   -----------

Operating expenses:
      Research and development                         255,633       509,683                 885,301     1,070,571
      Selling, general and administrative            1,683,226     1,006,358               3,047,624     2,347,641
      Restructuring                                  1,666,734            --               1,905,806            --
                                                   -----------   -----------             -----------   -----------

         Total operating expenses                    3,605,593     1,516,041               5,838,731     3,418,212
                                                   -----------   -----------             -----------   -----------

Income (loss) from operations                       (4,036,114)   (2,016,346)             (6,303,406)   (3,806,231)

Other income/(expense)
      Gain on extinguishment of debt                        --     2,387,145                      --     2,387,145
      Other, net                                         7,487           446                   7,487           446
      Interest income                                    3,112            --                  15,375            --
      Interest expense                                  (1,144)     (581,688)                 (2,107)   (1,350,951)
                                                   -----------   -----------             -----------   -----------

         Total other income/(expense)                    9,455     1,805,903                  20,755     1,036,640

Net loss                                            (4,026,659)     (210,443)             (6,282,651)   (2,769,591)
                                                   -----------   -----------             -----------   -----------

Deemed dividend attributable to warrant
   repricing in 2002                                        --      (405,488)                     --      (405,488)
Deemed dividend due to issuance of options
   to employees of an affiliate in 2003               (522,754)           --                (522,754)           --
                                                   -----------   -----------             -----------   -----------

Net loss attributable to common shareholders       $(4,549,413)  $  (615,931)            $(6,805,405)  $(3,175,079)
                                                   ===========   ===========             ===========   ===========

Loss per share basic and diluted                   $     (0.08)  $     (0.03)            $     (0.12)  $     (0.24)

Weighted average shares outstanding - basic
   and diluted                                      58,176,919    24,613,603              58,176,919    13,435,698
                                                   ===========   ===========             ===========   ===========

                 See Notes to Consolidated Financial Statements.

                          TALKPOINT COMMUNICATIONS INC.

                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                Six months ended June 30,
                                                                -------------------------
                                                                   2003           2002
                                                                -----------   -----------
Cash flows from operating activities:
   Net loss                                                     $(6,282,651)  $(2,769,591)
   Adjustments to reconcile net loss to net cash
      used in operating activities
   Gain on extinguishment of debt                                        --    (2,387,145)
   Depreciation                                                     328,037       164,941
   Amortization                                                      13,866        12,244
   Amortization of debt discount                                         --     1,150,394
   Non-cash compensation expense                                         --        85,000
   Impairment of fixed assets                                       166,930            --
   Write-off of excess and obsolete inventory                       709,402            --
   Write-off of deferred rent                                      (118,643)           --

   Changes in operating assets and liabilities:
      Accounts receivable                                        (1,469,906)      371,756
      Prepaid expenses and other current assets                     (17,482)          (20)
      Inventory                                                      48,667       479,039
      Restricted cash                                              (844,101)           --
      Accounts payable                                              214,026    (2,291,429)
      Deferred revenue                                              574,340       131,200
      Due from related party                                        410,342       759,719
      Other liabilities                                               7,764            --
      Accrued liabilities                                         1,059,914       173,431
                                                                -----------   -----------

         Net cash used in operating activities                   (5,199,495)   (4,120,461)

Cash flows from investing activities:
   Increase in trademarks and patents                               (20,573)           --
   Purchase of property and equipment                               (14,394)      (62,053)
   Payments for acquisition - net of cash acquired                 (750,000)   (1,740,389)
                                                                -----------   -----------

         Net cash used in investing activities                     (784,967)   (1,802,442)

Cash flows from financing activities:

   Gross proceeds from issuance and sale of common stock                 --    19,650,000
   Costs associated with issuance and sale of common stock               --    (1,612,788)
   Net proceeds from issuance of notes payable                           --     1,049,000
   Repayment of notes payable                                            --       (28,041)
   Payment of long-term debt                                             --    (1,100,000)
   Exercise of stock options                                             --        10,300
   Principal payments on capital leases                              (5,535)      (24,029)
                                                                -----------   -----------

         Net cash (used in) provided by financing activities         (5,535)   17,944,442
                                                                -----------   -----------

Net (decrease) increase  in cash and cash equivalents            (5,989,996)   12,021,539

Cash and cash equivalents, at beginning of period                 6,497,643       507,396
                                                                -----------   -----------

Cash and cash equivalents, at end of period                     $   507,647   $12,528,935
                                                                ===========   ===========

                 See Notes to Consolidated Financial Statements.

                          TALKPOINT COMMUNICATIONS INC.

             Notes to Consolidated Financial Statements (Unaudited)

1.   Basis of Presentation

     The accompanying consolidated financial statements of TalkPoint Communications Inc. ("TalkPoint" or the "Company" formerly Video Network Communications, Inc. or "VNCI") as of June 30, 2003 and for the three and six month periods ended June 30, 2003 and 2002 have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2003 and the results of operations for the three and six months ended June 30, 2003 and 2002. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission (the "SEC"). The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the entire year.

     The Company has suffered recurring losses from operations, has experienced recurring negative cash flow from operations, has a working capital deficiency and has a significant accumulated deficit. The Company expects to continue to incur significant operating expenses to support TalkPoint product development efforts and to enhance its TalkPoint products, Webcasting Services, sales and marketing capabilities. At this stage, it is difficult to estimate the level of the Company's sales in future periods, or when marketing initiatives will result in additional sales. Accordingly, the Company expects to continue to experience significant, material fluctuations in its revenues on a quarterly basis for the foreseeable future. The Company has required substantial funding through debt and equity financings since its inception to complete its development plans and commence full-scale operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's funding of operating losses to date and plans to ultimately attain profitability include the effects of our recent acquisition of certain Webcasting Services assets (Note 3). On August 13, 2003 the Company executed a secured credit agreement with a related party in the amount of $400,000 (Note 15).

     On June 17, 2003, the Company announced that its Board of Directors had approved a proposal to change the Company's name to TalkPoint Communications Inc. The Company had received written consent, in lieu of a meeting of stockholders, from the holder of a majority of its voting stock to approve such name change. The Company prepared an Information Statement pursuant to Rule 14c-2 under the Securities Exchange Act of 1934 and mailed the Information Statement to its stockholders on July 24, 2003. The name change became effective on August 13, 2003 and correspondingly our common stock now trades on the Nasdaq OTCBB under the stock symbol TLKP and warrants will trade under the symbol TLKPW.

2.   Net Loss Per Share

     The Company computes basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share. Net loss per common share is based on the weighted average number of common shares and dilutive common share equivalents outstanding during the periods presented. Basic loss per share is calculated by dividing net income by the weighted average shares outstanding. Diluted loss per share reflects the dilutive effect of stock options and warrants and is presented only if the effect is not anti-dilutive. As the Company incurred losses for all periods presented, there is no difference between basic and diluted earnings per share. Outstanding options and warrants excluded from the computation of diluted earnings per share were 7,902,661 and 17,479,048 as of June 30, 2003 and 2002, respectively.

3. Purchase of Webcasting Business from Williams Communications, LLC and Williams Communications Procurement, LP and Restructuring of Existing Operations

     Webcasting Business - On February 14, 2003, the Company purchased from Williams Communications, LLC ("WCLLC") and Williams Communications Procurement, LP (together with WCLLC, the "Sellers"), each a wholly owned subsidiary of Wiltel Communications Group, Inc. ("WCG"), WCLLC's Webcasting business, including certain equipment and other assets used by WCLLC in this business for $750,000 in cash. The Company also incurred $130,000 in professional fees, which are included in current liabilities at June 30, 2003, and was required to post an $844,000 security deposit for an assumed lease. Moneyline Telerate Holdings ("Moneyline Telerate"), the parent company of the Company's majority stockholder, is a guarantor of the lease on office space in New York City. The purchased Webcasting business includes the production and distribution of multimedia presentation materials using streaming media technology. The Company has preliminarily allocated the total purchase price of $880,000 to capital equipment. The acquisition is accounted for under the purchase method of accounting and has been included in the Company's results of operations since February 14, 2003.

     The acquisition of the Webcasting business enables the Company to provide a full suite of interactive multimedia services. The Webcasting product suite, including Activecast and TalkPoint, allows for a broader reach within our targeted customers and provides ubiquity with distribution of voice and video over the Internet. This service model does not require capital investment by customers. Users can leverage the services and toolset by using standard Internet browsers and media players. In addition to the tangible assets acquired, the acquisition included active customers. The Company also plans to introduce web conferencing, managed video conferencing and audio conferencing services in conjunction with its Webcasting offerings in the third quarter of 2003.

     Pro Forma Financial Information - On an unaudited pro forma basis, the Company's revenues for the three month period ended June 30, 2002 would have been approximately $1,979,000, assuming the acquisition of the Webcasting business had occurred on January 1, 2002. On an unaudited pro forma basis, the Company's revenues for the six month periods ended June 30, 2003 and 2002 would have been approximately $2,308,000 and $5,259,000, respectively assuming the acquisition of the Webcasting business had occurred on January 1, 2002. The Company has not presented unaudited pro forma information relative to net loss or loss per share for the periods presented. Based on information provided by Wiltel, the Company cannot presently determine the costs and expenses associated with just the Webcasting business for the three and six month periods ended June 30, 2002 as such information contains significant corporate expense allocations from WCLLC. Management of the Company believes that the presentation of pro forma net loss or loss per share, prepared including such corporate allocations, would not be meaningful.

     Restructuring - The Company has substantially completed a restructuring of its businesses to reflect the acquisition of Webcasting Services and the concurrent decreased emphasis on sales of video network equipment. During the last quarter of 2002, management, with the Board of Directors' approval, made a decision to shutdown and cease all operations of B2BVideo.

     In the first quarter of 2003, the Company initiated a restructuring of the VidPhone business to reduce expenses in anticipation of lower sales. In the first quarter, restructuring activities included the following:

     o The termination of 37 employees, primarily in sales, engineering and administrative capacities.

     o The transfer of three employees to Moneyline Networks, LLC ("Moneyline"), our majority stockholder. The employees that were transferred are primarily focused on business and channel development of our managed video service.

     o Transfer of direct sales responsibility for the VidPhone System to the direct sales team of the Webcasting business.

     o Initiation of the transfer of finance, accounting and human resource functions from Portsmouth, New Hampshire to New York, New York. This transfer was completed in April 2003.

     During the second quarter, the Company also accomplished the following restructuring initiatives:

     o The name of the Company was changed to TalkPoint Communications Inc. to signal its determination to build upon the capabilities of its easy to use, browser-based TalkPoint service suite.

     o The relocation of the Company's headquarters from Portsmouth, New Hampshire to New York, New York.

     o    Transfer of two additional employees from TalkPoint to Moneyline.

     o During June 2003, the Company terminated five engineers at its Portsmouth, New Hampshire location, leaving only two TalkPoint employees in New Hampshire, the Vice President of Engineering and Production Manager. These individuals will coordinate the closing of the New Hampshire facility and the ongoing support for customers of the Company's VidPhone system product line.

     The following restructuring charges were recorded by the Company in the second quarter resulting from the Company's decision during the quarter ended June 30, 2003 to no longer actively sell the VidPhone product line:

     o The write-off of VidPhone inventory, in excess of quantities required to support existing customers, in the amount of approximately $709,000, which has been included in cost of revenues for the three and six months ended June 30, 2003;

     o Severance amounts of $111,000 associated with the additional headcount reductions;

     o Asset impairments of approximately $161,000, relating to assets that are no longer utilized in providing services to our customers; and

     o An accrual for the remaining lease obligation in the amount of approximately $1,394,000 for the Portsmouth, New Hampshire facility that is not longer being used.

          On January 1, 2003 the Company adopted SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). This statement supersedes Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". Under this statement, a liability for a cost associated with a disposal or exit activity is recognized at fair value when the liability is incurred rather than at the date of an entity's commitment to an exit plan as required under EITF 94-3. Restructuring expenses for the three and six months ended June 30, 2003 were $1,666,734 and $1,905,806 , respectively. Restructuring expenses for the three months ended March 31, 2003, were $239,000 and consisted of severance obligations. At June 30, 2003, approximately $1,620,000 of future severance benefits and future lease payments were accrued and will be paid over the course of the terms of the related separation agreement and lease.

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

     Webcasting and services revenue - The Company generates revenue from producing live and on-demand audio and video content over the Internet and providing related services, including: capture; production; live Internet delivery; and archiving and hosting. These service offerings may be bundled whereby the Company agrees to provide many or all of the services in one package. The Company also offers the individual components of the service offerings, such as capturing, producing and live Internet delivery of the content without archiving and hosting the content. Revenues for capture, production and live Internet delivery services are recognized at the time of the event. Archiving and hosting revenues are deferred and are recognized over the archiving and hosting period.

     When contracts contain multiple element service offerings wherein objective evidence exists for the fair value of all undelivered elements, the Company recognizes revenues for the delivered elements based upon a residual approach and defers revenues for the undelivered elements until the remaining obligations have been satisfied. When contracts contain multiple element service offerings wherein objective evidence does not exist for the fair value of all undelivered elements, the Company's revenues are deferred and recognized ratably over the service period. The Company typically charges its customers fees with fixed and variable components for these bundled service offerings. The fixed component consists of a fee based on the particular production services to be provided, an agreed upon amount of content to be stored and number of streams to be delivered. To the extent that a customer exceeds agreed upon storage and delivery amounts, the Company typically charges additional fees based on the amount by which such content stored and delivered exceeds the agreed upon amounts.

     Production services revenues consist of the capture and production of multimedia content. Capture involves acquiring the content either remotely through various sources or on-site through the recording of events. Production primarily involves the conversion of content into digital format, as well as other services such as editing, indexing and media integration.

     Sales of production services are generally sold under nonrefundable fixed price contracts. Production services are rendered over a relatively short period of time and are recognized when the production is complete. The Company recognizes revenues from production services that are not purchased in connection with archiving and hosting as the services are rendered, provided that no significant Company obligations remain and collection of the resulting receivable is probable.

     Media archiving and hosting revenues are generated under contracts with fees paid by the customer on a recurring monthly basis. Such amounts are generally based upon the bandwidth provided and the amount of content to be hosted and stored. The Company normally records deferred revenue when archiving and hosting contracts are executed and recognizes archiving and hosting revenues ratably over the hosting period, providing that no significant Company obligations remain and collection of the resulting receivable is probable.

     Deferred revenues, relating primarily to hosting and archiving, consist of billings in excess of recognized revenues, which are recognized ratably over the term of the applicable agreement, which is typically less than one year.

     Revenue from sales of managed network services is recognized ratably over the life of the associated network service contract, which is generally two years. Recognition of sales starts at the time of acceptance by the customer, which is 30 days after installation of the equipment. The customer has a right of return within 30 days of installation. Any losses on contracted sales are recognized in the period the loss has been determined. Service revenues associated with time and materials consulting projects are recognized at the time the services are rendered since collection is probable and we have no further obligations to the customer.

     For the three months ended June 30, 2003, two customers accounted for 11% and 9%, of our sales respectively. These two customers accounted for 11% and 18%, respectively, of consolidated accounts receivable at June 30, 2003. These two customers are purchasers of the Company's Webcasting Services. For the six months ended June 30, 2003, two customers accounted for 15% and 16%, of our sales respectively. During the three months ended June 30, 2002, three customers accounted for 43%, 24% and 12% of our total revenues. During the six months ended June 30, 2002, three customers accounted for 33%, 27% and 10% of our revenues. Since the addition of Webcasting Services, our customer base has significantly changed. Three customers accounted for 74%, 14%, and 12% of our accounts receivable at December 31, 2002.

5.   Stock-Based Compensation

     The Company accounts for options granted to employees and directors in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation expense has been recognized for options granted to employees or directors when the exercise price of the options have been in excess of or equal to the fair value of the Company's common stock on the date of grant. For options granted to non-employees, the Company recognizes compensation expense in accordance with Emerging Issues Task Force Issue 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No.
123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and also amends the disclosure provision of SFAS No. 123 to require disclosure in the summary of significant accounting policies the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The disclosure provision is required for all companies with stock-based employee compensation, regardless of whether the company utilizes the fair value method of accounting described in SFAS No. 123 or the intrinsic value method described in APB Opinion No. 25 Accounting for Stock Issued to Employees. SFAS No. 148's amendment of the transition and annual disclosure provisions of SFAS No. 123 were effective for fiscal years ending after December 15, 2002. The disclosure requirements for interim financial statements containing condensed consolidated financial statements were effective for interim periods beginning after December 15, 2002. The Company accounts for stock based compensation issued to employees utilizing the intrinsic value method prescribed by APB No. 25.

     During the three months ended June 30, 2003, the Company issued options to purchase 1,450,000 shares of its common stock at an exercise price of $0.43 per share to employees and options to purchase 1,725,000 shares of its common stock at an exercise price of $0.43 per share to employees of Moneyline Telerate and Moneyline, both of which are affiliates of the Company. Twenty-five percent (25%) of these options vest on the first anniversary of the grant date. The remaining seventy-five percent (75%) vest ratably on the first day of the month for the thirty-six months following the first anniversary of the grant date. The fair value of the grants to employees of affiliates was determined using a Black Scholes option-pricing model. The employees of these affiliates perform substantial duties on behalf of the Company including filling roles as the Company's Chief Financial Officer, Corporate Counsel, Deputy Corporate Counsel and Chairman of the Board. The grant date fair value of the options issued to employees of affiliates has been recorded as a deemed dividend by the Company to these affiliates pursuant to the requirements of EITF 00-23, "Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44".

     Had the compensation cost for the plans been determined based on the fair value at the grant dates for awards under the plan, consistent with the method described in SFAS No. 123, the Company's net loss and basic and diluted net loss per common share on a pro forma basis would have been:

                                                             For Three Months Ended June 30,   For Six Months Ended June 30,
                                                             -------------------------------   -----------------------------
                                                                     2003        2002               2003          2002
                                                                 -----------   ---------         -----------   -----------
Net loss attributable to common shareholders, as reported        $(4,549,413)  $(615,933)        $(6,805,405)  $(3,175,079)
Deduct: stock-based employee compensation expense
   included in reported net loss                                          --          --                  --            --
Add: total stock-based employee compensation expense
   determined under fair value based method for all awards           (29,633)   (117,003)            (53,891)     (232,158)
                                                                 -----------   ---------         -----------   -----------
Pro forma net loss                                               $(4,579,046)  $(732,934)        $(6,859,296)  $(3,407,237)

Earnings (loss) per share:
   Basic and diluted - as reported                               $     (0.08)  $   (0.03)        $     (0.12)  $     (0.24)
   Basic and diluted - pro forma                                 $     (0.08)  $   (0.03)        $     (0.12)  $     (0.25)

     The effects on three and six month periods ended June 30, 2003 and 2002 pro forma net income and net income per share of the estimated fair value of stock options and shares are not necessarily representative of the effects on the results of operations in the future. In addition, the estimates utilize a pricing model developed for traded options with relatively short lives; our option grants typically have a life of up to ten years and are not transferable. Therefore, the actual fair value of a stock option grant may be different from our estimates. We believe that our estimates incorporate all relevant information and represent a reasonable approximation in light of the difficulties involved in valuing non-traded stock options. All stock options granted by the Company during the six months ended June 30, 2003 were granted with an exercise price per share equal to or greater than the fair value of the Company's common stock on the date of grant.

     On June 17, 2003, Moneyline, the holder of a majority of our outstanding common stock, acting by majority written consent, also ratified modifications to the Company's 1999 Stock Incentive Plan, which the Board of Directors recently approved. These modifications, which permit the granting of options on not more than 1,000,000 shares of our common stock to any one individual in any calendar year, were adopted in order to provide adequate flexibility with respect to incentivizing certain of our directors and members of our management. Prior to this modification, the Company's 1999 Stock Incentive Plan prohibited the granting of options on more than 500,000 shares of our common stock to any one individual in any calendar year.

6.   Income taxes

     The Company did not record a provision for income taxes for the three and six months ended June 30, 2003 and 2002 since the Company had a significant net operating loss carryforward available to it at June 30, 2003 and the Company had a net operating loss during the period ending June 30, 2003 for which no tax benefit was recorded. The Company recorded a full valuation allowance against the net deferred tax asset generated primarily from its net operating loss carryforwards.

7.   Inventories

     Inventories consisted of the following at:

                                              June 30, 2003   December 31, 2002
                                              -------------   -----------------
     Raw Materials                             $ 4,073,182       $ 4,416,579
     Impaired excess and obsolete inventory     (3,953,182)       (3,538,509)
                                               -----------       -----------
     Carrying value                            $   120,000       $   878,070
                                               ===========       ===========

     Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventory consists primarily of finished goods and subassembly components. During the quarter ended June 30, 2003, the Company wrote-off $709,402 of inventories as a result of the Company's decision to discontinue active sales of its VidPhone system during the quarter.

8.   Stock Purchase Agreement

     On May 16, 2002, the Company entered into a Stock Purchase Agreement (the "Agreement") with Moneyline. Pursuant to the Agreement, Moneyline purchased 25,000,000 new shares of the Company's common stock (representing approximately 51.4% of the Company's outstanding common stock at June 30, 2002) for aggregate cash consideration of $15,000,000 and received a warrant to purchase an additional 11,250,000 shares of the Company's common stock, with an exercise price of $0.60 per share and a cashless exercise mechanism.

     Simultaneously, certain existing and new investors purchased 7,750,000 newly issued shares of the Company's common stock at $0.60 per share, providing aggregate gross proceeds of $4,650,000 to the Company.

     Also as part of the above transaction, the following took place:

(a) payment of $1,100,000 was made to Sanmina Corp. ("Sanmina") to extinguish a secured promissory note issued to Sanmina by the Company, with an outstanding principal balance of $2,900,000 and accrued interest of $587,145. The Company recognized a gain of $2,387,145 relating to the extinguishment of this debt during the three months ended June 30, 2002;

(b) payment to Shaw Pittman LLP, a supplier of the Company, of $250,000 to settle outstanding obligations of approximately $378,000;

(c) promissory notes in the aggregate principal amount of $3,723,982 and accrued interest of $143,843 were exchanged for 6,446,376 shares of the Company's common stock. Warrants to purchase an aggregate of 2,567,992 shares of common stock previously issued to the holders of promissory notes were repriced. The exercise price of such warrants, which ranged from $1.30 to $2.75 per share, was reduced to $0.60 per share. The increase in the fair value of the warrants, in the amount of $405,488 was recorded as a deemed dividend in the three months ended June 30, 2002.

     The Company incurred estimated costs and expenses of approximately $3,226,000 in connection with the Agreement and the acquisition of B2BVideo (discussed below). Fifty percent (50%) of these costs, which are comprised primarily of legal, investment banking and accounting fees, were allocated to the Agreement and fifty percent (50%) were allocated to the acquisition of B2BVideo. The expenses allocated to the Agreement, in the amount of approximately $1,613,000, were recorded as a reduction of additional paid-in capital in 2002.

     On July 9, 2002, Moneyline elected to exercise its warrant pursuant to the cashless exercise provision contained in the warrant agreement between the Company and Moneyline governing such warrant. As a result of this cashless exercise, Moneyline received 8,202,863 newly issued shares of the Company's common stock.

9.   Acquisition of B2BVideo Network Corp.

     On May 16, 2002, the Company acquired 100% of the common stock of B2B Video, a Delaware corporation. B2BVideo was formed in December 1999 to deliver managed enterprise video services to business users. B2BVideo delivers broadcast quality video over an Internet Protocol ("IP") Multicast network for delivery to the desktop. IP Multicast enables B2BVideo to provide multiple streams of high quality video to thousands of points on the network. B2BVideo offers products and services that enable businesses to integrate all of their video applications onto a single platform for delivery of broadcast quality video to the desktop.

     The following consideration was issued in connection with the acquisition of B2BVideo:

(a) B2BVideo's common and preferred shareholders were issued 3,000,014 shares of TalkPoint common stock;

(b) Options to purchase B2BVideo Series A Preferred Stock were exchanged for options to purchase 139,123 shares of TalkPoint's common stock at strike prices ranging from $0.50 to $5.93;

(c) Options to purchase 2.75 Units of B2BVideo, each Unit consisting of (A) 50,000 shares of B2BVideo Series B Preferred Stock and (B) warrants to purchase 50,000 shares of B2BVideo's common stock, were exchanged for options to purchase an aggregate of 182,977 shares of TalkPoints's common stock and warrants to purchase 46,374 shares of TalkPoint's common stock;

(d) Warrants to purchase 3,176,000 shares of B2BVideo common stock issued and outstanding immediately prior to the closing date were exchanged for warrants to purchase 1,214,223 shares of TalkPoint's common stock at a strike price of $0.60 per share;

(e) Senior secured promissory notes of B2BVideo, with an aggregate principal balance of $2,500,000 plus accrued interest, were exchanged for 4,282,956 shares of TalkPoint's common stock and;

(f) Options to purchase 681,771 shares of TalkPoint's common stock were issued to employees of B2BVideo in exchange for outstanding vested B2BVideo options. These options were 100% vested at the date of issuance.

     The following table sets forth in tabular format the information discussed above:

Noncash:
   Common stock issued                 $4,369,782
   Options issued to employees            242,185
   Warrants issued                        461,726
   Options issued to non-employees        123,578
Cash:
   Payment for B2BVideo liabilities       156,355
   Transaction costs                    1,612,788
                                       ----------
Total purchase price                   $6,966,414
                                       ==========

     The consideration issued to holders of B2BVideo's equity instruments and debt holders in connection with the acquisition of B2BVideo was valued as follows:

(a) TalkPoint's Common Stock - The value of TalkPoint's common stock was determined to be $0.60 per share, the price at which TalkPoint sold its common stock to Moneyline and certain existing and new investors on May 16, 2002;

(b) Options issued to B2BVideo's employees - All outstanding options held by employees to purchase B2BVideo's common stock have been exchanged for options to purchase 681,771 shares of TalkPoint's common stock. The options have varying exercise prices and were 100% vested at the date of issuance. The Company valued such stock options using the Black Scholes option-pricing model at $242,185. The calculation was based on the following assumptions:

Volatility                    144%
Expected life             3 years
Risk free interest rate       3.8%
Dividend Rate                None

(c) Warrants - Warrants to purchase the Company's common stock issued in connection with the acquisition were also valued using the Black Scholes option-pricing model. The warrants have varying exercise prices. The Company valued such warrants at $461,726. The calculation was based on the same assumptions as discussed in (b) above; and,

(d) Options issued to non-employees - Options to purchase the Company's common stock issued in connection with the acquisition were valued using the Black Scholes option-pricing model. The options have varying exercise prices. The Company valued such options at $123,578. The calculation was based on the same assumptions discussed in (b) above.

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

     The final allocation of purchase price consideration to the assets acquired and liabilities assumed as of the acquisition date is as follows:

Cash and cash equivalents                                 $    18,334
Accounts receivable                                           129,466
Inventories                                                   531,662
Other current assets                                            3,841
Property and equipment, net                                   662,640
Other noncurrent assets                                       208,059
Accounts payable                                           (1,075,063)
Accrued liabilities                                          (213,680)
Capital lease obligations                                     (45,134)
                                                          -----------
Fair value of net assets acquired                             220,125
                                                          -----------
Goodwill                                                    6,746,289
                                                          -----------
Fair value of net assets acquired and recorded goodwill   $ 6,966,414
                                                          ===========

     None of the goodwill associated with the acquisition of B2BVideo will be deductible for tax purposes.

     The results of operations for the period ended June 30, 2002 include the operating results of B2BVideo subsequent to its date of acquisition. Prior to the acquisition of B2BVideo the Company had one reportable segment. The acquisition of B2BVideo did not create a new reportable segment as B2BVideo is also engaged in the design, development and marketing of video network systems and has economic characteristics similar to TalkPoint.

     During the fourth quarter of 2002, the Company recognized impairment losses of approximately $7,276,000 related to certain assets of B2BVideo. The write-down of goodwill, associated with the acquisition of B2BVideo in May
2002, accounted for approximately $6,746,000 of the charge. The remaining $530,000 of the charge related to the net book value of certain fixed and other assets. The write down of the assets to fair value was determined based upon undiscounted cash flows of the B2BVideo business. Since the acquisition in May 2002, B2BVideo has lost its only customer and has generated no sales since losing that customer in the third quarter of 2002. In addition, management of TalkPoint and Moneyline no longer views the private network built by B2BVideo as a useful component of the managed video services offering.

10.  Non-cash Transactions

     The following non-cash financing and investing transactions occurred in the periods indicated.

                                                      Six months ended June 30,
                                                      -------------------------
                                                         2003         2002
                                                        --------   ----------
Issuance of common stock upon conversion of
   bridge notes and related interest                    $     --   $3,866,895
Notes payable issued to fund prepaid insurance                --       62,750
Issuance of common stock warrants with bridge notes           --      639,208
Acquisition of B2BVideo                                       --    5,197,241

Deemed dividend on repricing of warrants                      --      405,488
Deemed dividend to Moneyline resulting from
   stock option grants to employees of an affiliate     $522,754   $       --

11.  New Accounting Pronouncements

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30 "Reporting Results of Operations." The relevant provisions of this statement were effective for the Company as of January 1, 2003. The gain resulting from early extinguishment of debt (Note 8) was reclassified from an extraordinary item to a component of operating income within the Consolidated Statements of Operations upon adoption of SFAS No. 145 on January 1, 2003.

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

     In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company is required to adopt the provisions of FIN 46 for variable interest entities created after January 31, 2003. The adoption of this pronouncement did not have a significant impact on the financial position or results of operations of the Company.

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This standard amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, collectively referred to as derivatives, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Relationship. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships after June 30, 2003. Management believes that the adoption of this standard will not have a significant impact on the Company's financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). FASB 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of a nonpublic entity. Management believes that the adoption of this standard will not have a significant impact on the Company's financial position or results of operations.

12.  Related Party Transactions

     On May 16, 2002, the Company entered into a Strategic Alliance Agreement and certain technology license agreements with Moneyline pursuant to which the Company will license software and network processes and sell video equipment to Moneyline. Moneyline will be the exclusive distributor of the Company's equipment to the financial services market. As of June 30, 2003, the Company transferred approximately $519,000 of demonstration and evaluation equipment to Moneyline, of which $225,000 related to the period ending March 31, 2003. The Company had also incurred, on Moneyline's behalf, approximately $178,000 in salary expenses relating to activities supporting the development of the Managed Video Services market, of which $78,000 relates to the period ending March 31, 2003. Moneyline has reimbursed the Company in the six months ended June 30, 2003 for these costs. Since its investment in the Company in May 2002, Moneyline provided certain administrative, management and sales support services to the Company. The Chief Financial Officer, Chief Counsel and Deputy Chief Counsel of Moneyline Telerate also serve as the part-time Chief Financial Officer, Chief Counsel and Deputy Chief Counsel of the Company. Moneyline's policy has been to charge back only directly allocable costs of providing such support to the Company. There were no such chargebacks during the three and six month periods ended June 30, 2003.

     As a result of the transactions between Moneyline and the Company outlined in the preceding paragraph, the Company has a receivable from Moneyline as of June 30, 2003 of approximately $17,000. This amount was received by the Company subsequent to June 30, 2003.

     Moneyline Telerate is a guarantor of the lease on office space in New York City.

     During the three months ended June 30, 2003, the Company issued options to purchase the Company's common stock to employees of Moneyline Telerate and Moneyline. Moneyline Telerate and Moneyline are both affiliates of the Company. The grant date fair value of these options issued to employees of affiliates has been recorded as a deemed dividend from the Company to these affiliates (Note
5).

13.  Reclassifications

     Certain reclassifications have been made to the prior period amounts to conform to the current period presentation.

14.  Legal Proceedings

     The Company is aware of a grand jury investigation being conducted by the Antitrust Division of the United States Department of Justice with respect to funds allocated by the Schools and Libraries Universal Service Fund ("E-Rate Funds"). The Company understands that the Antitrust Division has established a task force to conduct Universal Service Fund investigations comprised of attorneys in each of the Antitrust Division's seven field offices and the National Criminal Office. The Company has received a grand jury subpoena requiring production of documents to the Department of Justice and has responded to it in full. The Company has also been informed that the investigation encompasses the conduct of certain former employees of the Company and, vicariously, the Company itself. The Company continues to cooperate with the investigation and is not in a position to predict the direction, timing or outcome of the investigation.

15.  Subsequent Events

     On August 13, 2003 the Company entered into a secured credit agreement with Moneyline Telerate, the parent of its majority stockholder, for the sum of $400,000. Due to the ongoing investigation by the Antitrust Division of the United States Department of Justice as discussed in more detail herein, the Company's efforts to attract third party financing have been impacted and delayed such that the Company's affiliate, Moneyline Telerate Holdings, entered into this short term loan facility. The Company can draw down funds in $50,000 increments through November 30, 2003 on an as needed basis, subject to the Company's meeting certain financial performance metrics enumerated in the secured credit agreement, to fund ongoing business operations. All borrowed funds must be repaid by December 31, 2003 and TalkPoint shall pay interest on the borrowings at a rate of 8% per annum from the date of the borrowings to the maturity date. This financing is secured by TalkPoint's intellectual property, customer accounts, deposit accounts and receivables.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Certain statements contained in this Quarterly Report on Form 10-Q, other than historical financial information, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements involve known and unknown risks, uncertainties or other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Factors that might cause such a difference include risks and uncertainties related to our dependence on the emerging market for Webcasting Services, video broadcast, retrieval and conferencing, development of additional products, protection of our intellectual property, limited marketing experience, limited number of customers for our TalkPoint distribution equipment and the need for additional personnel, as well as risks and uncertainties associated with our growth strategy, technological changes and competitive factors affecting us. The most important of these risks are discussed in more detail below under the heading "Risk Factors," and we urge you to read these in their entirety.

Overview

     TalkPoint Communications Inc. (formerly known as Video Network Communications, Inc.) is a Delaware corporation formed in 1993 to design, develop and market full-motion, high resolution, cost-effective VidPhone system as a state-of-the art business collaboration tool. Users of the VidPhone system can view broadcast video, collaborate in multi-party videoconferences and retrieve stored video on demand. Our VidPhone system bypasses the bottleneck of local data networks to distribute video to and from desktop and laptop personal computers and conference rooms configured with VidPhone stations over the same wiring used by the telephone. During 2002 and the first quarter of 2003, the Company added numerous features to the VidPhone system to allow it to more seamlessly integrate into our managed wide area network video solution for network carriers or other channel partners. As elaborated upon below and recognizing the general economic slow down, the Company believes that the markets for its VidPhone product line are likely to develop more slowly than previously anticipated. As a result, during the first quarter of 2003, the Company took steps to diversify its revenue base by acquiring the Webcasting business of Wiltel Communications and reducing the expense base of the VidPhone business. In addition, in the second quarter of 2003 the Company decided to no longer proactively pursue new customer sales opportunities for its VidPhone product line and is currently only supporting existing customers with maintenance and upgrades.

     On February 14, 2003, we purchased from Williams Communications, LLC ("WCLLC") and Williams Communications Procurement, LP (together with WCLLC, the "Sellers"), each a wholly owned subsidiary of Wiltel Communications Group, Inc. ("WCG"), WCLLC's Webcasting business, including certain equipment and other assets used by WCLLC in this business for $750,000 in cash and an $844,000 security deposit (in the form of a Letter of Credit) on certain leased space. We incurred $130,000 in legal and other associated costs associated with the purchase of the Webcasting business assets. The purchased Webcasting business includes the production and distribution of multimedia presentation materials using streaming media technology.

     The acquisition of the Webcasting business enables us to provide a full suite of interactive multimedia services. The Webcasting product suite, including Activecast and TalkPoint, allows for a broader reach within our targeted customers and provides ubiquity with distribution of voice and video over the Internet. This service model does not require capital investment by our customers. Users can leverage the services and toolset by using standard Internet browsers and media players. In conjunction with its Webcasting offering, the Company is in the process of introducing web conferencing, managed video conferencing and audio conferencing services in the third quarter of 2003.

     In the first quarter of 2003, the Company initiated a restructuring of our VidPhone business to reduce the expense base in anticipation of lower sales. In the first quarter, the restructuring activities included the following:

     o The termination of 37 employees, primarily in sales, engineering and administrative capacities.

     o The transfer of three employees to Moneyline, our majority stockholder. The employees that were transferred are primarily focused on business and channel development for our managed video service.

     o Remaining employees will focus on operating the Webcasting business and supporting the Moneyline Strategic Alliance Agreement.

     o Transfer of direct sales responsibility for the VidPhone System to the direct sales team of the Webcasting business.

     o Election of Alexander Russo as Chairman of the Board of Directors, the appointment of Nicholas Balletta as President of the Company and his election as a director of the Company, and the appointment of Frank Joanlanne as the Senior Vice President, Webcasting Services.

     o Initiation of the transfer of finance, accounting and human resource functions from Portsmouth, New Hampshire to New York, New York. This transfer was completed in April 2003.

     During the second quarter, the Company also accomplished the following restructuring initiatives:

     o The name of the Company was changed to TalkPoint Communications Inc. to signal its determination to build upon the success of its easy to use, browser-based TalkPoint service suite.

     o The relocation of the Company's headquarters from Portsmouth, New Hampshire to New York, New York.

     o The appointment of current President Nick Balletta to Chief Executive Officer. Mr. Balletta joined TalkPoint as part of its acquisition of WilTel Communications' Webcasting business earlier in the year. Prior to that, Mr. Balletta was President, Chief Executive Officer and co-founder of NextVenue, a provider of streaming media services to the financial community and business enterprise markets which merged with Ibeam Broadcasting Corp in October of 2000 and was acquired by WilTel in December of 2001.

     o The appointment of Frank Joanlanne to Executive Vice President, Sales and Marketing. Mr. Joanlanne is also a veteran of the Webcasting and online conferencing industry with over 10 years of experience in product and service marketing, sales management and customer service.

     o Mr. Carl Muscari, the Company's former Chief Executive Officer, will remain on the Board providing continuity and the benefit of his experience.

     o    The transfer of two additional employees from TalkPoint to Moneyline.

     o On June 27, 2003, we terminated five engineers at our Portsmouth, New Hampshire location leaving only two TalkPoint employees in New Hampshire, the Vice President of Engineering and Production Manager. These individuals will coordinate the closing of the New Hampshire facility and the ongoing support for existing customers of our VidPhone system product line.

     The following restructuring charges were recorded by the Company in the second quarter resulting from the Company's decision during the quarter ended June 30, 2003 to no longer actively sell the VidPhone product:

     o The write-off of VidPhone inventory, in excess of quantities required to support existing customers, in the amount of approximately $709,000, which has been included in product cost of revenues for the three and six months ended June 30, 2003;

     o Severance amounts of $111,000 associated with the additional headcount reductions;

     o Asset impairments of approximately $161,000 relating to assets that are no longer utilized in providing services to our customers; and

     o An accrual for the remaining lease obligation in the amount of approximately $1,394,000 for the Portsmouth, New Hampshire facility that is no longer being used.

     On January 1, 2003 the Company adopted SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). This statement supersedes Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". Under this statement, a liability for a cost associated with a disposal or exit activity is recognized at fair value when the liability is incurred rather than at the date of an entity's commitment to an exit plan as required under EITF 94-3. Restructuring expenses for the three and six months ended June 30, 2003 were $2,376,000 and $2,615,000, respectively. Restructuring expenses for the three months ended March 31, 2003, were $239,000 and consisted of severance obligations. At June 30, 2003, approximately $1,620,000 of future severance benefits and future lease payments were accrued and will be paid over the course of the terms of the related separation agreement and lease.

     In summary, we recognized revenues of $1,306,000 and $1,892,000 in three and six month periods ended June 30, 2003, had operating losses of $4,036,000 and $6,303,000 for the three and six month periods ended June 30, 2003 and net losses of $4,549,000, $0.08 per share, and $6,805,000, or $0.12 per share, for the three and six month periods ended June 30, 2003. These financial results reflect the significant changes in the Company's direction since the end of 2002. We generated revenues primarily from the newly acquired Webcasting business and we believe that our Webcasting business will continue to grow. Implementing the changes required to pursue our new business model has been demanding. Turnover of personnel and realignment of responsibilities in the first and second quarters of 2003 were significant and management is cognizant of the ongoing, very real and challenging obstacles that still must be addressed to achieve success for our stockholders in 2003. The majority of the changes associated with our new business model have been implemented and management is focused completely on taking full advantage of the opportunities inherent in the new model.

     With the restructuring substantially complete, with the integration of the Webcasting business and the closing in the third quarter of a $400,000 bridge financing, we believe we have cash to fund operations through the fourth quarter of 2003. We are seeking additional financing for the continued funding of operations, the development of new product enhancements and further expansion of our Webcasting and web conferencing businesses. We are pursuing existing investors and outside strategic investors. If adequate funding is not available from operations or investors or other sources of funding, we will pursue other strategic alternatives including the sale of the Company, the sale of our assets or liquidation.

Significant Accounting Policies and Estimates

     The SEC recently issued disclosure guidance for "critical accounting policies". The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

     The following listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result.

Revenue Recognition

     Products Revenue - Revenues from sales of our hardware products are recognized when the equipment has been delivered to the customer, title has passed, the equipment has been accepted by the customer, the collection of the sales price is probable and no further obligations to the customer exist. Revenues from maintenance contracts are recognized ratably over the term of the contract as services are performed.

     Webcasting and Services Revenue - We generate revenue from producing live and on-demand audio and video content over the Internet and providing related services, including: capture; production; live Internet delivery; and archiving and hosting. These service offerings may be bundled whereby the Company agrees to provide many or all of the services in one package. We also offer the individual components of the service offerings, such as capturing, producing and live Internet delivery of the content without archiving and hosting the content. Revenues for capture, production and live Internet delivery services are recognized at the time of the event. Archiving and hosting revenues are deferred and are recognized over the archiving and hosting period.

     When contracts contain multiple element service offerings wherein objective evidence exists for the fair value of all undelivered elements, the Company recognizes revenues for the delivered elements based upon a residual approach and defers revenues for the undelivered elements until the remaining obligations have been satisfied. When contracts contain multiple element service offerings wherein objective evidence does not exist for the fair value of all undelivered elements, the Company's revenues are deferred and recognized ratably over the service period. The Company typically charges its customers fees with fixed and variable components for these bundled service offerings. The fixed component consists of a fee based on the particular production services to be provided, an agreed upon amount of content to be stored and number of streams to be delivered. To the extent that a customer exceeds agreed upon storage and delivery amounts, we typically charge additional fees based on the amount by which such content stored and delivered exceeds the agreed upon amounts.

     Production services revenues consist of the capture and production of multimedia content. Capture involves acquiring the content either remotely through various sources or on-site through the recording of events. Production primarily involves the conversion of content into digital format, as well as other services such as editing, indexing and media integration.

     Sales of production services are generally sold under nonrefundable fixed price contracts. Production services are rendered over a relatively short period of time and are recognized when the production is complete. The Company recognizes revenues from production services that are not purchased in connection with archiving and hosting as the services are rendered, provided that no significant Company obligations remain and collection of the resulting receivable is probable.

     Media archiving and hosting revenues are generated under contracts with fees paid by the customer on a recurring monthly basis. Such amounts are generally based upon the bandwidth provided and the amount of content to be hosted and stored. The Company normally records deferred revenue when archiving and hosting contracts are executed and recognizes archiving and hosting revenues ratably over the hosting period, providing that no significant Company obligations remain and collection of the resulting receivable is probable.

     Deferred revenues, relating primarily to hosting and archiving, consist of billings in excess of recognized revenues, which are recognized ratably over the term of the applicable agreement, which is typically less than one year.

     Revenue from sales of managed network services is recognized ratably over the life of the associated network service contract, which is generally two years. Recognition of sales starts at the time of acceptance by the customer, which is 30 days after installation of the equipment. The customer has a right of return within 30 days of installation. Any losses on contracted sales are recognized in the period the loss has been determined. Service revenues associated with time and materials consulting projects are recognized at the time the services are rendered since collection is probable and we have no further obligations to the customer.

Stock-Based Compensation

     The Company accounts for options granted to employees and directors in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation expense has been recognized for options granted to employees or directors when the exercise prices of the options have been in excess of or equal to the fair value of our common stock on the date of grant. For options granted to non-employees, the Company recognizes compensation expense in accordance with Emerging Issues Task Force Issue 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No.
123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and also amends the disclosure provision of SFAS No. 123 to require disclosure in the summary of significant accounting policies the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The disclosure provision is required for all companies with stock-based employee compensation, regardless of whether the company utilizes the fair value method of accounting described in SFAS No. 123 or the intrinsic value method described in APB Opinion No. 25 Accounting for Stock Issued to Employees. SFAS No. 148's amendment of the transition and annual disclosure provisions of SFAS No. 124 are effective for fiscal years ending after December 15, 2002. The disclosure requirements for interim financial statements containing condensed consolidated financial statements are effective for interim periods beginning after December 15, 2002. We account for stock based compensation issued to employees utilizing the intrinsic value method proscribed by APB No. 25.

Inventories

     Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventory consists primarily of finished goods and subassembly components.

Impairment of Long-Lived Assets

     The Company's long-lived assets consist primarily of property and equipment. Management periodically reviews the future cash flows to be derived from its long lived assets including trademarks, patents, goodwill and fixed assets. When a material change in projected cash flows from long lived assets is apparent, an appropriate impairment of the respective asset(s) is recorded.

Deferred Tax Assets

     The Company records a valuation allowance against deferred tax assets when the Company believes that it is more likely than not that these assets will not be realized. Because of the Company's recurring losses and negative cash flows, it has provided a valuation allowance against all deferred taxes as of June 30, 2003 and December 31, 2002.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results will differ from those estimates. Significant accounting estimates used in the preparation of our consolidated financial statements include the fair value of acquired assets, purchase price allocations, the realizability of deferred tax assets, the carrying value of inventory and depreciation and amortization and the fair value of equity instruments issued to non-employees.

Comparison of the Three Months Ended June 30, 2003 and June 30, 2002 and the Six Months Ended June 30, 2003 and June 30, 2002

     As indicated in the notes to our consolidated financial statements and in the overview of operations, TalkPoint Communications' operating environment, product offerings and focus are significantly different than at the end of the June 2002 quarter. During the three months ended June 30, 2002, we completed a major financing and a merger with a video services company. Our operations were focused solely on video distribution network systems and we were just embarking on expanding those systems to include managed video services.

     In February of 2003, we acquired the assets of a Webcasting company and since that time we have been adapting our operations to take full advantage of the acquisition. Our financial results for the three and six month periods ended June 30, 2003 reflect the emphasis we have placed on Webcasting Services and the phase-out and discontinuance of our video distribution network systems and managed video services. Significant charges included in our operating results for the three months ended June 30, 2003 reflect the change in focus, including such items as the accrual of $1,513,000 for future rent payments on our New Hampshire facility to reflect the decision to close that facility and a charge for the write-off of inventory of $709,000. The following comparative data for the three months ended June 30, 2003 and June 30, 2002 and the six months ended June 30, 2003 and June 30, 2002 should be read with the change in business strategy and emphasis clearly in mind.

Comparison of the Three Months Ended June 30, 2003 and June 30, 2002

     Revenues. We recognized $1,306,000 in revenues during the three months ended June 30, 2003, compared to $172,000 in the comparable period in 2002, representing an increase of approximately $1,134,000 or 660%.

     Of these revenues, $115,000 relate to product sales in the three months ended June 30, 2003 compared to $36,000 recognized in the comparable period of 2002, representing an increase of $79,000 or 220%, in equipment sales. The increase in equipment sales is due to an increase in the average order size experienced in the second quarter of 2003 compared to the comparable period of 2002.

     In addition, second quarter revenues included $1,191,000 related to Webcasting activities. There were no revenues related to Webcasting in the second quarter of 2002. This reflects the Company's acquisition of its Webcasting assets in the first quarter of 2003 detailed above. Our revenue recognition policy states that when contracts contain multiple element service offerings and objective evidence does not exist for the fair value of all undelivered elements, the revenues from such contracts are deferred and recognized ratably over the contract period. A material number of our Webcasting contracts for the three months ending June 30, 2003 included hosting and archiving services and we have not established objective evidence for the fair value of such services when bundled with other service offerings. Accordingly, we deferred approximately $574,000 of Webcasting revenue, a majority of which will be recognized during the third quarter of 2003. In the future we plan to begin unbundling contracts, separating Webcasting production revenue from ongoing content hosting and archiving and we intend to establish objective evidence of the fair value for such services.

     There were no revenues related to installation, managed video or other services in the three months ending June 30, 2003 compared to $136,000 in the comparable period of 2002. We do not expect installation, managed video or other service revenue to be significant in the future.

     For the three months ended June 30, 2003, two customers accounted for 11% and 9%, of our sales respectively. These two customers accounted for 11% and 18%, respectively, of consolidated accounts receivable at June 30, 2003. This customer base is significantly different from our customer base in 2002 (in which three customers accounted for 43%, 24% and 12% of our total revenues in the quarter ended June 30, 2002. Three customers accounted for 74%, 14%, and 12% of our accounts receivable at December 31, 2002). We now have a significantly greater number of customers than we did in the three months ended June 30, 2002. Our current customer base is comprised of purchasers of our Webcasting Services and our customer base in 2002 was comprised of purchasers of our VidPhone system and managed video services.

     Cost of Revenues. Cost of revenues for the three months ended June 30, 2003 was $1,737, 000 . This represents an increase of $1,065,000 or 157%, from the $672,000 recorded in the comparable period of 2002. Cost of product revenues as a percentage of product revenues was approximately 783% and 1,267% in the three months ending June 30, 2003 and 2002, respectively. The cost of product revenues for the three months ended June 30, 2003 were $900,000 versus $456,000 for the three months ended June 30, 2002. This represents an increase of $444,000 or 97%. This is primarily due to a charge for impaired inventory of $709,000, reflecting our decision made during the quarter ended June 30, 2003 to no longer actively market our VidPhone systems in the future. During the 2002 quarter we recorded a write-down of impaired inventory in the amount of $370,000. The cost of product revenues, excluding the inventory write-offs exceeded product revenues primarily due to the low volume of product sales, related employee costs, equipment and shipping, repair and storage and inventory use.

     The cost of Webcasting revenues in the three months ending June 30, 2003 was $836,000 representing the costs of sustaining the Webcasting network infrastructure and production costs associated with Webcasting activities. These costs include production salaries, third party production costs and network communication costs. Cost of Webcasting revenues as a percentage of Webcasting revenues was approximately 70% in the three months ending June 30, 2003. We expect that the cost of Webcasting revenues will remain constant and decline as a percentage of revenue in the future as our Webcasting revenue increase. This is mainly due to the fact that more customers will generate more sales while certain fixed costs will remain constant.

     There was no cost of revenues for services for the three months ended June 30, 2003 compared to $216,000 in the same period of 2002 due to our decision in the fourth quarter of 2002 to shutdown and cease all operations of B2BVideo.

     Gross Margin on Revenues. Gross margin on total revenues for the three months ended June 30, 2003 was approximately $(431,000) , compared to gross margin of ($500,000) for the comparable period in 2002. Excluding the inventory write-off of $709,000, discussed above, our 2003 gross margin was approximately 279,000 or 21% of revenues. This was mainly due to the performance of our Webcasting business. The negative gross margin of approximately $76,000, or negative 66%, experienced on product sales in 2003, excluding the inventory write-off of $709,000, was attributable primarily to the under-absorption of manufacturing costs due to low product revenues volume and sales of product made during the period. The negative gross margin experienced in 2002 was attributable primarily to a write-down of impaired inventory in the amount of $370,000. The gross margin percentage achieved on Webcasting revenues for the three months ended June 30, 2003 was 30%.

     Research and Development. Research and development costs decreased to $256,000 in the three months ended June 30, 2003, compared to $510,000 in the three months ended June 30, 2002. This decrease in research and development expenses of $254,000, or 50%, reflects our completion of the development of version 3.6 of the VidPhone operating system in the first quarter of 2003, which enables the VidPhone system to be seamlessly incorporated into a managed video solution over the wide area network. No significant improvements to the VidPhone system were undertaken in the second quarter of 2003 and none are foreseen in the future. Our current research and development efforts are focused on our Webcasting services products.

     Selling, General and Administrative Expenses. Selling, general, and administrative expenses increased to $1,683,000 during the three months ended June 30, 2003, from $1,006,000 during the three months ended June 30, 2002, an increase of approximately $677,000 or 67%. This increase reflects the change in our business strategy, the continuing high legal and accounting expenses associated with being a public company, continuing costs associated with the implementation of our new business strategy resulting from the acquisition of certain web casting assets in the first quarter of 2003, sales expenses associated with our Webcasting Services, printing associated with our name change, and duplication of certain general and administrative functions and costs, including facilities costs and headcount during the transition of our headquarters from Portsmouth, New Hampshire to New York. Webcasting Services are normally small contracts and the introduction of our services to new customers requires significant sales efforts to achieve initial sales. We believe that sales and marketing expenses should represent an increasing percentage of total selling, general and administrative costs going forward.

     Restructuring. Restructuring expenses for the three months ended June 30, 2003 were $1,666,734 and reflected our decision to close our New Hampshire facility and move our headquarters to New York City and to discontinue actively selling our VidPhone product. There were no restructuring expenses in the three months ended June 30, 2002. Restructuring expenses included an accrual for lease obligations of the New Hampshire facility, which was closed during the quarter, of a net $1,394,000; an accrual of $111,000 in severance costs related to the termination of our former Chief Executive Officer and the write-off of fixed assets that are no longer utilized to provide services to our customers of $161,000.

     Gain on Extinguishment of Debt. In the second quarter of 2002, a payment of $1,100,000 was made to Sanmina Corp. to extinguish a secured promissory note issued to Sanmina Corp. by us, which had an outstanding principal balance of $2,900,000 and accrued interest of $587,145. We recognized a gain of $2,387,145 relating to the extinguishment of this debt during the quarter ended June 30, 2002. No similar gain or extinguishment of debt was recognized in the quarter ended June 30, 2003.

     Interest Expense. Interest expense of $1,200 incurred in the second quarter of 2003 was $581,000 lower than the $582,000 recorded in the same period of 2002. In the three months ending June 30, 2002 we amortized $492,000 of debt discount recorded on bridge notes and interest on notes payable was $77,000. In the second quarter of 2003 we had no outstanding debt instruments.

     Interest Income and Other Income. Interest and other income in the second quarter of 2003 was $11,000 compared to interest income of $600 recorded in the same period of 2002 due to the increased level of average cash balances over the period and the sale of certain previously written off fixed assets.

     Deemed Dividend. In the second quarter of 2003, we recognized a deemed dividend to Moneyline, an affiliate and our majority stockholder, and Moneyline Telerate, an affiliate, of $523,000 as the result of issuing stock options to employees of those affiliates. The employees of these affiliates perform substantial duties on behalf of the Company including filling roles as the Company's Chief Financial Officer, Corporate Counsel, Deputy Corporate Counsel and Chairman of the Board. The grant date fair value of these options was calculated using the Black-Scholes option-pricing model. In the second quarter of 2002, we recorded a deemed dividend of $405,000 as the result of warrant repricing in May of 2002 in conjunction with a private placement. See Note 5 - Stock Based Compensation to our interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Comparison of the Six Months Ended June 30, 2003 and June 30, 2002

     Revenues. We recognized $1,892,000 in revenues during the six months ended June 30, 2003 compared to $539,000 in the comparable period in 2002, representing an increase of approximately $1,353,000 or 251%.

     Of these revenues, $245,000 relate to product sales in the first six months of 2003 compared to $352,000 recognized in the comparable period of 2002, representing a decrease of $107,000 or 30%, in equipment sales. The decrease in equipment sales is due to a decreased emphasis by the Company on VidPhone systems sales compared to the comparable period of 2002.

     In the six months ended June 30, 2003, revenues of $1,647,000 related to Webcasting activities generated after the Company's acquisition of certain Webcasting assets acquired in February 2003. The Company's revenue recognition policy states that when contracts contain multiple element service offerings and objective evidence of fair value does not exist for all undelivered elements, the revenues from such contracts are deferred and recognized ratably over the contract period. A material number of our Webcasting contracts for the six months ending June 30, 2003 included hosting and archiving services. Our deferred revenue at June 30, 2003 was $574,000, a majority of which will be recognized during the third quarter of 2003. In the future we plan to begin unbundling contracts, separating Webcasting production revenue from ongoing content hosting and archiving and we intend to establish objective evidence of the fair value for such services.

     Revenues related to installation, managed video and other services were immaterial in the first six months of 2003 compared to $187,000 in the comparable period of 2002. The Company does not expect installation, managed video and other services revenue to be significant in the future.

     For the six months ended June 30, 2003, two customers accounted for 15% and 16%, of our sales respectively. These two customers accounted for 11% and 18%, respectively, of consolidated accounts receivable at June 30, 2003. This customer base is significantly different from our customer base in 2002 (During the six months ended June 30, 2002 three customers accounted for 33%, 27% and 10% of our revenues). We now have a significantly greater number of customers than we did in the three months ended June 30, 2002. Our current customer base is comprised of purchasers of our Webcasting Services and our customer base in 2002 was comprised of purchasers of our VidPhone system and managed video services.

     Cost of Revenues. Cost of revenues for the six months ended June 30, 2003 was $2,356,000. This represents an increase of $1,429,000 or 154%, from the $927,000 recorded in the comparable period of 2002. The cost of product revenues for the six months ending June 30, 2003 and 2002 included write-offs of impaired inventory of approximately $709,000 and $370,000, respectively. The 2003 write-off is attributable to our decision made during second quarter of 2003 to no longer actively market our VidPhone systems in the future. The cost of product revenues, excluding the inventory write-offs in 2003 and 2002, significantly exceeded the product revenues primarily due to the low volume of product sales, related employee costs, equipment and shipping and repair and storage.

     The cost of Webcasting revenues in the first six months of 2003 was $1,261,000 representing the costs of sustaining the Webcasting network infrastructure and production costs associated with Webcasting activities. Cost of Webcasting revenues as a percentage of Webcasting revenues was approximately 77% in the six months ending June 30, 2003. The Company expects that the cost of Webcasting revenues will remain constant and decline as a percentage of revenue in the future as the Company's Webcasting revenue increases.

     Cost of service revenues for the six months ended June 30, 2003 was $22,000 compared to $230,000 in the same period of 2002, and reflects fewer installations and other services due to the cessation of B2BVideo operations in the fourth quarter of 2002.

     Gross Margin on Revenues. Gross margin on total revenues was approximately ($465,000) or negative 25% for the six month period ending June 30, 2003 compared to gross margin of ($388,000), or negative 72%, for the comparable period in 2002. Excluding the inventory write-off of $709,000, discussed above, our 2003 gross margin was approximately $245,000 or 13% of revenues, due to our Webcasting Services. . The gross margin percentage on product revenues, excluding the inventory impairment charges was negative 49%, compared to 6% realized on product revenues in the comparable period of 2002 due to a decrease in the delivery of products. The gross margin percentage achieved on Webcasting revenues was 23%. While there were no material service revenues in the six months ended June 30, 2003, there were costs allocated to service revenues. The gross margin on service revenues for the first six months of 2003 was negative $22,000 and represented the entire cost of revenues. In the six months ended June 30, 2002, the gross margin on service revenues was negative $42,000 or negative 22%. The negative gross margin of approximately $119,000 or negative 49%, excluding the inventory write-off of $709,000 experienced on product sales in 2003 was attributable primarily to the under-absorption of manufacturing costs due to low product revenues volume and sales of product made during the period.

     Research and Development. Research and development costs decreased to $885,000 in the six months ended June 30, 2003, compared to $1,071,000 in the six months ended June 30, 2002, a decrease of $186,000 or 17%. Of the research and development costs incurred in the six months ended June 30, 2003, approximately $93,000 was related to the operations at B2BVideo. The decrease in research and development expenses reflects our completion of the development of version 3.6 of the VidPhone operating system in the first quarter of 2003, which enables the VidPhone system to be seamlessly incorporated into a managed video solution over the wide area network. No significant improvements to the VidPhone system were undertaken in the second quarter of 2003 and none are foreseen in the future. Our current research and development efforts are focused on our Webcasting services products.

     Selling, General and Administrative Expenses. Selling, general, and administrative expenses increased to $3,048,000 during the six months ended June 30, 2003, from $2,348,000 during the six months ended June 30, 2002, an increase of approximately $700,000 or 30%. This increase reflects the change in our business strategy, significant increases in lease expenses due to the relocation of our headquarters from Portsmouth, New Hampshire to New York City, the acquisition of leased space in New York City, the continuing significant legal, accounting and other expenses associated with being a public company, the initial and continuing work associated with the acquisition of certain Webcasting assets in the first quarter of 2003 and sales expenses associated with our Webcasting Services General and administrative expenses were $1,929,000 for the six months ended June 30, 2003 versus approximately $977,000 for the six months ended June 30, 2002 and sales and marketing expenses were $1,119,000 and $1,022,000 for the same periods. Webcasting Services are normally small contracts and the introduction of our services to new customers requires significant sales efforts to achieve initial sales. We believe that sales and marketing expenses should represent an increasing percentage of total SG&A costs going forward.

      Restructuring. Restructuring expenses for the six months ended June 30, 2003 were $1,906,000 and reflected our decision to close our New Hampshire facility and move our headquarters to New York City and to discontinue actively selling our VidPhone system. There were no restructuring expenses in the six months ended June 30, 2002. Restructuring expenses in 2003 include severance compensation of $239,000 in conjunction with our restructuring initiatives in the first quarter; an accrual for lease obligations of the New Hampshire facility, which was closed during the second quarter, in the amount of $1,394,000; an accrual of $111,000 in severance costs for our former Chief Executive Officer; a write-off of fixed assets no longer utilized to provide services to our customers of $161,000.

     Gain on Extinguishment of Debt. In the six months ended June 30, 2002, a payment of $1,100,000 was made to Sanmina Corp. to extinguish a secured promissory note issued to Sanmina Corp. by us, which had an outstanding principal balance of $2,900,000 and accrued interest of $587,145. We recognized a gain of $2,387,145 relating to the extinguishment of this debt during the six months ended June 30, 2002. No similar gain or extinguishment of debt was recognized in the six months ended June 30, 2003.

     Interest Expense. Interest expense of $2,100 incurred in the first six months of 2003 was $1,349,000 lower than the $1,351,000 recorded in the same period of 2002. In the period ending June 30, 2002, we recognized $1,150,000 of debt discount recorded on bridge notes. No debt discount was amortized in the period ending June 30, 2003. Interest on notes payable decreased from $197,000 in the first six months of 2002 to zero in the first six months of 2003 due to the elimination of debt in conjunction with our Stock Purchase Agreement completed in May of 2002. In the period ending June 30, 2003 we had no outstanding debt instruments.

     Interest Income and Other Income. Interest and other income in the second quarter of 2003 was $23,000 compared to interest income of $600 recorded in the same period of 2002 due to the increased level of average cash balances over the period and the sale of certain previously written off fixed assets.

     Deemed Dividend. In the six months ended June 30, 2003, we recognized deemed dividends to Moneyline, an affiliate and our majority stockholder, and Moneyline Telerate, an affiliate, of $523,000 as a result of issuing stock options to employees of those affiliates. The grant date fair value of these options was calculated using the Black-Scholes option-pricing model. In the six months ended June 30, 2002, we recognized a deemed dividend of $405,000 as the result of warrant repricing in May of 2002 in conjunction with a private placement.

Liquidity and Capital Resources

     We have an accumulated deficit of $90,097,000 from our inception through June 30, 2003. We expect to incur additional operating losses for the foreseeable future, principally as a result of expenses associated with product development efforts and anticipated sales, marketing and general and administrative expenses. During the second quarter of 2003, we satisfied our cash requirements principally from cash on hand as of March 31, 2003, which was obtained primarily from the closing of the Stock Purchase Agreement with Moneyline and other investors in May 2002 and from cash flows from operations primarily derived from Webcasting Services.

     We had cash and cash equivalents of $508,000 at June 30, 2003 compared to $6,498,000 at December 31, 2002, a decrease of $5,990,000 or 92%, primarily due to first and second quarter losses and $844,000 placed in restricted cash as a security deposit for our New York facility.

     The Company has suffered recurring losses from operations, has experienced recurring negative cash flow from operations, has a working capital deficiency and has a significant accumulated deficit. The Company expects to continue to incur significant operating expenses to support TalkPoint product development efforts and to enhance its TalkPoint product, Webcasting Services, sales and marketing capabilities. At this stage, it is difficult to estimate the level of the Company's sales in future periods, or when marketing initiatives will result in additional sales. Accordingly, the Company expects to continue to experience significant, material fluctuations in its revenues on a quarterly basis for the foreseeable future. The Company has required substantial funding through debt and equity financings since its inception to complete its development plans and support its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's funding of operating losses to date and plans to ultimately attain profitability include the effects of our recent acquisition of certain Webcasting Services assets. (Note 3).

     Net cash used in operations during the six months ended June 30, 2003 was approximately $5,200,000. Accounts receivable increased by $1,470,000 during the six months ended June 30, due primarily to credit sales generated by the Webcasting business during the period, partially offset by cash collections. Inventory decreased by approximately $758,000 during the six months ended June 30, 2003, primarily due to a write-off of approximately $709,000 in the second quarter of 2003 and sales of product made during the period, offset by inventory purchases. Restricted cash increased by $844,000, the result of funding a letter of credit guarantee on a lease on our facility in New York City. Accounts payable increased by approximately $214,000 in the six months ended June 30, 2003 because of the addition of the Webcasting business. Deferred revenue increased by $574,000 as a result of sales of bundled Webcasting services. Intercompany receivables from related parties decreased by $410,000 due to Moneyline's payment of a majority of the intercompany balance owed to us. Accrued liabilities increased by $1,060,000 due to accrual for rental of the New Hampshire facility of $1,394,000; accrual of $111,000 in severance costs for Carl Muscari, our former Chief Executive Officer. Depreciation expense increased by an additional $108,000 due to accelerated depreciation on the Company's Portsmouth, New Hampshire fixed assets attributable to the VidPhone business. In addition, we wrote off approximately $167,000 in fixed assets of which $161,000 is attributable to B2B Service Bureau equipment with the remaining being the Portsmouth, New Hampshire fixed assets.

     Cash used in investing activities during the six months ended June 30, 2003 was $785,000. We paid $750,000 for certain Webcasting business assets and we spent $21,000 in trademark and patent activity and $14,000 for other capital assets.

     We paid $5,500 to pay down the balance on capital leases. There were no other financing activities in the six months ended June 30, 2003.

     On February 14, 2003, we purchased from Williams Communications, LLC ("WCLLC") and Williams Communications Procurement, LP (together with WCLLC, the "Sellers"), each a wholly owned subsidiary of Wiltel Communications Group, Inc. ("WCG"), WCLLC's Webcasting business, including certain equipment and other assets used by WCLLC in this business for $750,000 in cash and an $844,000 security on the leased space. The Company also incurred $130,000 in professional fees, included in accrued liabilities on the June 30, 2003 balance sheet, in conjunction with this acquisition. We are required to provide an $844,000 security on leased space in the form of a letter of credit or cash deposit. The lease is guaranteed by Moneyline Telerate and we have provided the lessor with a security deposit. The deposit is recorded as restricted cash on the balance sheet and was $844,000 at June 30, 2003.

     As of August 12, 2003 the Company has secured financing in the form of a secured credit agreement from Moneyline Telerate in the amount of $400,000. We believe we have cash to fund operations through the fourth quarter of 2003. We are seeking additional financing for the continued funding of operations, the development of new product enhancements and further expansion of our Webcasting and web conferencing businesses. We are pursuing existing investors and outside strategic investors. If additional funding is not available, we will pursue other strategic alternatives including the sale of the Company, the sale of our assets or liquidation.

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

Legal Proceedings

     The Company is aware of a grand jury investigation being conducted by the Antitrust Division of the United States Department of Justice with respect to funds allocated by the Schools and Libraries Universal Service Fund ("E-Rate Funds"). The Company understands that the Antitrust Division has established a task force to conduct Universal Service Fund investigations comprised of attorneys in each of the Antitrust Division's seven field offices and the National Criminal Office. The Company has received a grand jury subpoena requiring production of documents to the Department of Justice and has responded to it in full. The Company has also been informed that the investigation encompasses the conduct of certain former employees of the Company, and, vicariously, the Company itself. The Company continues to cooperate with the investigation and is not in a position to predict the direction, timing or outcome of the investigation.

Subsequent Events

     On August 13, 2003 the Company entered into a secured credit agreement with Moneyline Telerate, the parent of its majority stockholder, for the sum of $400,000. Due to the ongoing investigation by the Antitrust Division of the United States Department of Justice as discussed in more detail herein, the Company's efforts to attract third party financing has been impacted and delayed such that the Company's affiliate, Moneyline Telerate Holdings, entered into this short term loan facility. The Company can draw down funds in $50,000 increments on an as needed basis, subject to the Company's meeting certain financial performance metrics enumerated in the secured credit agreement, to fund ongoing business operations. All borrowed funds must be repaid by December 31, 2003 and TalkPoint shall pay interest on the borrowings at a rate of 8% per annum from the date of the borrowings to the maturity date.
This financing is secured by TalkPoint's intellectual property, customer accounts, deposit accounts and receivables.

     On July 18, 2003, Frank Joanlanne former Executive Vice President, Sales and Marketing resigned from the Company. His replacement as Vice President, Sales and Marketing is Mark Agovino.

Risk Factors

     A Failure to Obtain Necessary Additional Capital in the Future on Acceptable Terms Could Prevent Us from Executing Our Business Plan.

     We will need additional capital in the future to fund our operations, finance investments in equipment and corporate infrastructure, expand our network, increase the range of services we offer and respond to competitive pressures and perceived opportunities. Cash flow from operations and cash on hand may not be sufficient to cover our operating expenses, working capital and capital investment needs. We cannot assure you that additional financing will be available on terms acceptable to us, if at all. A failure to obtain additional funding could prevent us from making expenditures that are needed to allow us to grow or maintain our operations. Further, the secured credit agreement entered into with Moneyline Telerate Holdings contains financial performance metrics which the Company is required to meet prior to any borrowing. The Company may be unable to meet these metrics, and, therefore, may not be permitted to borrow under the loan facility.

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

     The pending grand jury investigation being conducted by the Antitrust Division of the United States Department of Justice with respect to funds allocated by the Schools and Libraries Universal Service Fund (E-Rate Funds) may cause the Company to incur substantial legal expenses, fines and may adversely affect our ability to obtain future financing.

     The Company is aware of a grand jury investigation being conducted by the Antitrust Division of the United States Department of Justice with respect to funds allocated by the Schools and Libraries Universal Service Fund. The Antitrust Division has established a task force to conduct Universal Service Fund investigations comprised of attorneys in each of the Antitrust Division's seven field offices and the National Criminal Office. The Company has received a grand jury subpoena requiring production of documents to the Department of Justice, and has cooperated and responded in full. The Company has also been informed that the investigation encompasses the conduct of certain former employees of the Company, and, vicariously, the Company itself. The Company continues to cooperate with the investigation and is not in a position to predict the direction, timing or outcome of the investigation. The Company may incur extensive legal expenses, may be subject to fines and the investigation may adversely affect the ability of the Company to obtain additional financing.

     We Will be Focusing a Significant Amount of the Company's Resources on Building a Recently Acquired Business

     The Company recently reduced its VidPhone business and acquired a Webcasting business. The Company decided to no longer proactively pursue new customer sales opportunities for its VidPhone product line and is currently only supporting existing customers with maintenance and upgrades. In the future a significant amount of the Company's resources will be focused on developing the Webcasting and web conferencing business. While an experienced management team joined the Company in connection with the acquisition, the Company has limited experience running a Webcasting business and does not have a proven track record of operating this type of business profitably. We cannot assure you that we will be successful in operating this Webcasting business.

     Customers May Not Buy Our Products Due to Concerns Over Our Viability

     Due to our recurring losses from operations and lack of cash, some potential customers may decide not to purchase our Webcasting or our web conferencing services because of concerns that we may be unable to provide these services. If we are not able to alleviate concerns about our long-term viability, we may not be able to market and sell our Webcasting and web conferencing services successfully and continue operations.

     We Have a Limited Customer Base and Attendant Risk Concentration; We Are Dependent Upon a Few Significant Customers

     We have a limited customer base with two customers providing in excess of 10% of our total sales individually and over 20% of our sales collectively. We generally grant uncollateralized credit terms to our customers and have not experienced any credit-related losses. For the six months ended June 30, 2003, two customers accounted for 15% and 16% of our sales, respectively. These two customers accounted for 11% and 18%, respectively, of consolidated accounts receivable at June 30, 2003.

itself. The Company continues to cooperate with the investigation and is not in a position to predict the direction, timing or outcome of the investigation. The Company may incur extensive legal expenses, may be subject to fines and the investigation may continue to adversely affect the ability of the Company to obtain additional financing.

     We Have Accumulated a Substantial Deficit; We Have a History of Losses and Limited Revenue and Expect Losses to Continue

     We have incurred substantial losses from operations to date and had an accumulated deficit of $90,097,000 through June 30, 2003. There is substantial doubt about our ability to continue as a going concern.

     We recognized $1,306,000 and $1,892,000 in revenues for the three and six month periods ended June 30, 2003, respectively. We recognized $824,000 in revenues during the year ended December 31, 2002, compared to $12,976,000 during 2001, including approximately $6,500,000 from a data infrastructure project that was not deemed to be a recurring revenue source, and $8,769,000 in revenues during 2000. Accordingly, there is limited historical basis for you to expect that we will be able to realize sufficient operating revenues or profits in the future to support continuing operations. We have a limited backlog for revenue and we cannot predict with accuracy what our revenues will be in the future. Our ability to generate sales and to recognize operating revenues in the future will depend on a number of factors, certain of which are beyond our control, including:

     o current and potential customer response to our Webcasting and web conferencing product lines;

     o our ability to generate new sales of products and services and to secure customer acceptance; and

     o    customer payments.

     We Expect to Continue to Experience Quarterly Fluctuations in Our Operating Results

     With the Webcasting business we have experienced seasonality with a particular slow down in the summer and holiday months. The Webcasting business is inherently an event-based business, which causes quarterly fluctuations in operating results. While Webcasting Services do not require investment by the customer, the commercial market demand for Webcasting has not yet matured sufficiently to permit us to make confident projections regarding future sales of our Webcasting product line.

     We May Not Be Able to Develop Direct Sales and Marketing Capabilities

     We are expanding our direct marketing capability to promote our Webcasting and web conferencing services. We cannot assure you that we will be able to create awareness of, and demand for, our products through our marketing efforts, or that the development of our direct marketing capabilities will lead to sales of our products and services. If we cannot successfully develop our own sales and marketing capabilities, we may not succeed in building brand-name recognition of our Webcasting and web conferencing services.

     Our Industry is Subject to Rapid Technological Change; If We Are Not Able to Adequately Respond to Changes, Our Products May Become Obsolete or Less Competitive and Our Operating Results May Suffer

     We may not be able, especially given our lack of financial resources, to respond effectively to the technological requirements of a changing market, including the need for substantial additional capital expenditures that may be required as a result of these changes. The Webcasting and web conferencing industries are characterized by rapidly changing technology and continuing process development. The future success of our business will depend in large part upon our ability to maintain and enhance our technological capabilities and successfully anticipate or respond to technological changes on a cost-effective and timely basis. In addition, our industry could in the future encounter competition from new or revised technologies that render existing technology less competitive or obsolete.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     We have no instruments, positions or transactions that present a market risk to the Company's financial condition in the future.

Item 4. Controls and Procedures

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level.

     During the three months ended June 30, 2003, the Company addressed the deficiencies in its internal controls over financial reporting which had been identified in its first quarter evaluation. These deficiencies were addressed through the hiring of new accounting personnel, specifically the hiring of Alan Zwerin to serve as the Company's controller. In addition, the Company completed the transfer of its accounting and financial reporting functions to its New York City headquarters from Portsmouth, New Hampshire. During the quarter the Company implemented procedures to ensure that all transactions are recorded in the Company's accounting records in a timely manner and that timely reconciliations were prepared for Company accounts. Furthermore, in the second fiscal quarter of 2003 the Company completed its conversion from Solomon accounting software to QuickBooks accounting software. The version of Solomon that had been used previously was no longer supported. The introduction of the new software necessitated the review and revision of access policies for the software and certain accounting policies and procedures. The Company will proceed with the required reviews and revisions going forward to ensure appropriate internal controls are maintained as they relate to the new accounting software.

                           PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     On June 13, 2003, the Company's Board of Directors approved a proposal to change the Company's name to TalkPoint Communications Inc. On June 17, 2003, the Company received the written consent, in lieu of a meeting of stockholders, of Moneyline, a stockholder holding approximately 57% of the Company's voting stock, to approve the name change. The Company prepared an Information Statement pursuant to Rule 14c-2 under the Securities Exchange Act of 1934 ("Rule 14c-2") and mailed the Information Statement to its stockholders on July 24, 2003. The name change became effective on August 13, 2003 upon compliance with the requirements of Rule 14c-2, including a 20-day waiting period following the mailing to stockholders and upon the filing of required documents with the office of the Secretary of State of the State of Delaware.

     On June 17, 2003, Moneyline, acting by majority written consent, also ratified modifications to the Company's 1999 Stock Incentive Plan which the Board of Directors recently approved. These modifications, which permit the granting of options on not more than 1,000,000 shares of our common stock to any one individual in any calendar year, were adopted in order to provide adequate flexibility with respect to incentivizing certain of our directors and members of our management. Prior to this modification, the Company's 1999 Stock Incentive Plan prohibited the granting of options on more than 500,000 shares of our common stock to any one individual in any calendar year.

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits.

2.1 Stock Purchase Agreement, dated May 16, 2001, by and among Moneyline Networks, LLC, B2BVideo Network Corp. and the Registrant (incorporated by reference from Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 2002 (the "May 2002 8-K")).

2.2 Asset Purchase Agreement, dated as of January 27, 2003, by and among the Registrant, Williams Communications, LLC and Williams Communications Procurement, LP (incorporated by reference from Exhibit
         2.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2003 (the "February 2003 8-K")).

2.3 First Amendment to the Asset Purchase Agreement, dated as of February 14, 2003, by and among the Registrant, Wiltel Communications, LLC (formerly Williams Communications, LLC) and Williams Communications Procurement, LP (incorporated by reference from Exhibit 2.2 to the February 2003 8-K).

3.1+     Fifth Amended and Restated Certificate of Incorporation of the
         Registrant.

3.2 Amended and Restated Bylaws of the Registrant (incorporated by reference from Exhibit 3.4 to the Registrant's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 11, 2003 (the "April 2003 10-KSB")).

4.1 Specimen certificate evidencing shares of common stock of the Registrant (incorporated by reference from the Registrant's amended Registration Statement on Form SB-2 (File No. 333-20625) filed with the Securities and Exchange Commission on March 13, 1997 (the "March 1997 SB-2/A")).

4.2 Form of Warrant issued in connection with the Series B 5% Cumulative Convertible Preferred Stock of the Registrant (incorporated by reference from Exhibit 4.11 to the Registrant's Registration Statement on Form S-3 (File No. 333-62971) filed with the Securities and Exchange Commission on September 4, 1998, as amended).

4.3 Form of Warrant for the purchase of 275,000 shares of common stock, issued to Sanmina Corporation (incorporated by reference from Exhibit
         4.12 to the Registrant's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 1999 (the "March 1999 10-KSB")).

4.4 Form of Warrant for the purchase of 40,000 shares of common stock, issued to Shaw Pittman (incorporated by reference from Exhibit 4.13 to the March 1999 10-KSB).

4.5 Form of Unsecured Promissory Note, issued on February 4, 1999 to various subscribers in a private placement (incorporated by reference from Exhibit 4.14 to the Registrant's Registration Statement on Form SB-2 (File No. 333-72429) filed with the Securities and Exchange Commission on February 16, 1999).

4.6 Specimen certificate evidencing Redeemable Common Stock Purchase Warrant (incorporated by reference from Exhibit 4.16 to the Registrant's Registration Statement on Form SB-2/A (File No. 333-72429) filed with the Securities and Exchange Commission on May 13, 1999 (the "May 1999 Form SB-2/A")).

4.7      Form of Warrant Agreement (incorporated by reference from Exhibit
         4.17 to the Registrant's Registration Statement on Form SB-2/A (File No. 333-72429) filed with the Securities and Exchange Commission on June 7, 1999 (the "June 1999 Form SB-2/A")).

4.8 Specimen certificate evidencing unit issued in connection with the Registrant's June 1999 public offering of units (incorporated by reference from Exhibit 4.18 to the June 1999 Form SB-2/A).

4.9 Form of First Amendment to Warrant Agreement dated August 2000 by and among the Registrant, EarlyBirdCapital, Inc. and Continental Stock Transfer & Trust Company (incorporated by reference from
         Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2000 (the "August 2000 8-K")).

4.10 Specimen certificate, as supplemented, evidencing Redeemable Stock Purchase Warrant (incorporated by reference from Exhibit 4.4 to the August 2000 8-K).

4.11 Form of Placement Agent's Purchase Option (incorporated by reference from Exhibit 4.5 to the August 2000 8-K).

4.12 Warrant to Purchase 11,250,000 Shares (Subject to Adjustment) of Common Stock of the Registrant between the Registrant and Moneyline Networks, LLC, dated as of May 16, 2002 (incorporated by reference from Exhibit
         4.1 to the May 2002 8-K).

10.1 1994 Stock Option Plan (incorporated by reference from Exhibit 10.1 to the Registrant's Registration Statement on Form SB-2 (File No. 333-20625) filed with the Securities and Exchange Commission on January 29, 1997 (the "January 1997 SB-2")).

10.2 1996 Stock Incentive Plan (incorporated by reference from Exhibit 10.2 to the January 1997 SB-2).

10.3 1999 Stock Incentive Plan (incorporated by reference from Exhibit 10.15 to the Registrant's Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on November 22, 1999).

10.4 Letter Agreement, dated October 7, 1996, between Barington Capital Group and the Registrant (incorporated by reference from Exhibit 10.5 to the March 1997 SB-2/A).

10.5 Letter Agreement dated January 12, 1999, between the Registrant and Sanmina Corporation (incorporated by reference from Exhibit 10.15 to the March 1999 10-KSB).

10.6 Letter Agreement dated January 21, 1999 between the Registrant and Shaw Pittman Potts & Trowbridge (incorporated by reference from Exhibit
         10.16 to the March 1999 10-KSB).

10.7 Form of Letter Agreement between the Registrant and the holders of the 5% Convertible Debentures due 2003, dated May 1999 (incorporated by reference from Exhibit 10.17 to the May 1999 Form SB-2/A).

10.8 Employment Agreement by and between the Registrant and Carl Muscari dated May 16, 2002 (incorporated by reference from Exhibit 10.15 to the April 2003 10-KSB).

10.9 Employment Agreement by and between the Registrant and Roger Booker dated November 1, 2002 (incorporated by reference from Exhibit 10.17 to the April 2003 10-KSB).

10.10 Employment Agreement by and between the Registrant and Nicholas Balletta dated February 19, 2003 (incorporated by reference from
         Exhibit 10.18 to the April 2003 10-KSB).

10.11 Employment Agreement by and between the Registrant and Frank Joanlanne, dated February 20, 2003 (incorporated by reference from Exhibit 10.19 to the April 2003 10-KSB).

10.12+   Letter Agreement, dated June 13, 2003, between the Registrant and
         Carl Muscari regarding termination of Mr. Muscari's employment with the Registrant.

10.13 Stockholders Agreement, dated May 16, 2003, by and among Moneyline Networks, LLC, the Registrant and the Management Stockholders (incorporated by reference from Exhibit 10.24 to the April 2003 10-KSB).

10.14+ Assignment and Amendment of Lease, Consent to Assignment and Release and Waiver of Claims, dated February 14, 2003, by and among WU/Lighthouse 100 William, LLC, WilTel Communications, LLC and the Registrant.

10.15+ Secured Credit Agreement, dated August 13, 2003, by and between the Registrant and Moneyline Telerate Holdings.

10.16+ Security Agreement, dated August 13, 2003, by and between the Registrant and Moneyline Telerate Holdings.

21 Subsidiaries of the Registrant (incorporated by reference from Exhibit 21 to the April 2003 10-KSB).

31.1+ Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+ Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+ Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+ Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------

          +    Filed Herewith.

(b)  Reports on Form 8-K during the quarter ended June 30, 2003.

     1) On June 17, 2003, the Company filed a Current Report on Form 8-K (the "Form 8-K") announcing that Carl Muscari had resigned as Chief Executive Officer, effective immediately. Mr. Muscari, who will remain on the Company's Board of Directors, was replaced by Nicholas Balletta, who serves as Chief Executive Officer. The Company also announced that Frank Joanlanne would serve as the Company's Executive Vice President, Sales and Marketing.

     In addition, in the Form 8-K the Company announced that its Board of Directors approved a proposal to change the Company's name to TalkPoint Communications Inc. The Company had received written consent, in lieu of a meeting of stockholders, from the holder of a majority of its voting stock to approve such name change. The Company prepared an Information Statement pursuant to Rule 14c-2 under the Securities Exchange Act of 1934 and mailed the Information Statement to its stockholders on July 24, 2003.

                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TalkPoint Communications Inc.


                                        By: /s/ Nicholas Balletta
                                            ------------------------------------
                                            Nicholas Balletta
                                            Chief Executive Officer


                                        By: /s/ Lawrence K. Kinsella
                                            ------------------------------------
                                            Lawrence K. Kinsella
                                            Chief Financial Officer

August 14, 2003

                         STATEMENT OF DIFFERENCES
                         ------------------------
The section symbol shall be expressed as................................ 'SS'