Form 10-Q
period 2003-09-30
TALKPOINT COMMUNICATIONS INC
filed 2003-11-14
CIK 944310

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _________ to ____________

Commission file number 000-22235

                          TalkPoint Communications Inc.
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

             100 William Street, 8th Floor, New York, New York 10038
             -------------------------------------------------------
                    (Address of Principal Executive Offices)

                               (212)909-2900
             -------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of common equity, as of November 13, 2003: 63,051,919 shares of common stock

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          TALKPOINT COMMUNICATIONS INC.

                           Consolidated Balance Sheets


                                                ASSETS
                                                                           September 30,   December 31,
                                                                               2003           2002
                                                                            (unaudited)
Current assets:
Cash and cash equivalents                                                     $166,439      $6,497,643
 Accounts receivable (net of allowance of $ 41, 225 at September 30)           946,843          59,249
Inventories                                                                     98,172         878,070
Amount due from related party                                                      240         426,971
Other current assets                                                            51,115          44,540
                                                                             ---------       ---------
Total current assets                                                         1,262,809       7,906,473
Property and equipment, net                                                    597,834         364,727
Trademarks and patents, net                                                          -         291,646
Restricted cash                                                                844,101               -
Other assets                                                                    55,122          37,473
                                                                             ---------       ---------
     Total assets                                                          $ 2,759,866      $8,600,319
                                                                             =========       =========
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable                                                           $ 1,375,645       $ 883,128
Deferred revenue                                                               488,315             141
Accrued liabilities                                                          2,372,056       1,065,862
Current portion of notes payable                                                20,000          20,000
Current portion of capital lease obligations                                     6,138           8,432
                                                                             ---------       ---------
Total current liabilities                                                    4,262,154       1,977,563
Capital lease obligations, less current portion                                 16,675          21,344
Long term portion of deferred rent                                              32,375         135,694

COMMITMENTS AND CONTINGENCIES

Stockholders' equity (deficit):
Preferred stock, par value $.01                                                      -               -
  Authorized shares - 2,500,000
  Issued and outstanding shares - none
Common stock, par value $.01                                                   581,769         581,769
  Authorized shares - 90,000,000
  Issued and outstanding shares - 58,176,919 as of September 30,
2003 and December 31, 2002
Additional paid-in capital                                                  89,175,653      89,175,653
Accumulated deficit                                                        (91,308,760)    (83,291,704)
                                                                            ----------      ----------

Total stockholders' equity (deficit)                                        (1,551,338)      6,465,718
                                                                            ----------       ---------
     Total liabilities and stockholders' equity  (deficit)                 $ 2,759,866      $8,600,319
                                                                             =========       =========

                 See Notes to Consolidated Financial Statements.

                          TALKPOINT COMMUNICATIONS INC.

                      Consolidated Statements of Operations
                                   (unaudited)

                                                          Three months ended September 30,       Nine months ended September 30,
                                                                 2003            2002                   2003             2002
                                                                 ----            ----                   ----             ----
  Revenues:
     Products                                                 $  26,350        $  76,733             $  270,922       $ 428,342
     Webcasting                                               1,186,032                -              2,833,135               -
     Services                                                         -           29,077                    141         216,440
                                                              ---------          -------              ---------         -------
                                                              1,212,382          105,810              3,104,198         644,782
                                                              ---------          -------              ----------        -------
  Cost of revenues:
     Products                                                    60,052          397,252              1,133,699       1,094,539
     Webcasting                                                 873,327                -              2,134,366               -
     Services                                                         -          405,163                 21,804         634,867
                                                                -------          -------              ---------       ---------
                                                                933,379          802,415              3,289,869       1,729,406
                                                                -------          -------              ---------       ----------

  Gross margin                                                  279,003         (696,605)              (185,671)     (1,084,624)
                                                                -------          -------                --------      ---------
  Operating expenses:
         Research and development                               165,780        1,045,109              1,051,081       2,115,680
         Selling, general and administrative                  1,250,757        1,958,705              4,298,380       4,306,346
         Restructuring                                          543,242                -              2,449,049               -
                                                              ---------        ---------              ---------       ---------

                   Total operating expenses                   1,959,779        3,003,814              7,798,510       6,422,026
                                                             ---------         ---------              ---------       ---------
  Loss from operations                                       (1,680,776)      (3,700,419)            (7,984,181)     (7,506,650)
                                                              ----------       ---------              ---------       ----------
  Other income/(expense)
        Gain on extinguishment of debt                                -                -                      -       2,387,145
        Other, net                                              (52,185)               -                (44,698)            446
        Interest income                                               -           40,861                 15,375          41,461
        Interest expense                                         (1,445)          (2,781)                (3,552)     (1,354,332)
                                                                -------           ------                -------       ---------
                   Total other income/(expense)                 (53,630)          38,080                (32,875)      1,074,720
                                                                -------           ------                -------       ---------
  Net loss
                                                             (1,734,406)      (3,662,339)            (8,017,056)     (6,431,930)
                                                              ---------        ---------              ---------       ---------
  Deemed dividend attributable to warrant repricing in
  2002                                                                -                -                      -        (405,488)
  Deemed dividend on exercise of warrant                              -       (4,913,894)
                                                                                                                     (4,913,894)
  Deemed dividend due to issuance of options to
  employees of an  affiliate in 2003                                  -                -               (522,754)              -
                                                              ---------         ---------             ---------      ----------
  Net loss attributable to common shareholders             $ (1,734,406)     $(8,576,233)           $(8,539,810)   $(11,751,312)
                                                              =========         =========             =========      ==========
  Loss per share basic and diluted                           $    (0.03)     $     (0.15)            $    (0.15)   $     (0.42)
                                                              =========         =========             =========      ==========

  Weighted average shares outstanding - basic and            58,176,919       57,055,732             58,176,919      28,308,755
  diluted                                                    ==========       ==========             ==========      ==========

                 See Notes to Consolidated Financial Statements.

                          TALKPOINT COMMUNICATIONS INC.

                      Consolidated Statements of Cash Flows
                                   (unaudited)


                                                                                         Nine months ended September 30,
                                                                                              2003           2002
                                                                                         ------------      ------------
           Cash flows from operating activities:
               Net loss                                                                   $ (8,017,056)   $ (6,431,930)
               Adjustments to reconcile net loss to net cash used in operating activities
               Gain on extinguishment of debt                                                        -      (2,387,145)
               Depreciation                                                                    392,149         355.769
               Amortization                                                                     20,859          18,366
               Amortization of debt discount                                                         -       1,150,394
               Non-cash compensation expense                                                         -          85,000
               Impairment  of fixed assets                                                     269,133               -
               Write-off of  excess and obsolete inventory                                     709,402               -
               Write-off of deferred rent                                                     (118,643)              -
               Impairment of trademarks and patents                                            292,596

           Changes in operating assets and liabilities:
               Accounts receivable                                                            (887,594)        650,188
               Prepaid expenses and other current assets                                       (24,225)        (20,581)
               Inventory                                                                        70,496         775,296
               Restricted cash                                                                (844,101)              -
               Accounts payable                                                                492,517      (1,876,724)
               Deferred revenue                                                                488,174         131,974
               Due from related party                                                          426,970          68,995
               Other liabilities                                                                15,324               -
               Accrued liabilities                                                           1,175,959          85,552
                                                                                             ---------       ---------
                          Net cash used in operating activities                             (5,538,040)     (7,394,846)
                                                                                             ---------       ---------

           Cash flows from investing activities:
               Increase in trademarks and patents                                              (21,810)              -
               Purchase of property and equipment                                              (14,391)       (162,632)
               Payments for acquisition - net of cash acquired                                (750,000)     (1,740,389)
                                                                                               -------       ---------


                         Net cash used in investing activities                                (786,201)     (1,903,021)
                                                                                               -------       ---------
           Cash flows from financing activities:

               Gross proceeds from issuance and sale of common stock                                 -      19,650,000
               Costs associated with issuance and sale of common stock                               -      (1,612,788)
               Net proceeds from issuance of notes payable                                           -       1,049,000
               Repayment of notes payable                                                            -         (52,190)
               Payment of long-term debt                                                             -      (1,100,000)
               Exercise of stock options                                                             -          10,300
               Principal payments on capital leases                                             (6,963)        (49,311)
                                                                                             ----------     -----------
                       Net cash (used in) provided by financing activities                      (6,963)     17,895,011
                                                                                             ----------     -----------
           Net (decrease) increase  in cash and cash equivalents                            (6,331,204)      8,597,144

           Cash and cash equivalents, at beginning of period                                 6,497,643         507,396
                                                                                             ---------      ----------
           Cash and cash equivalents, at end of period                                       $ 166,439     $ 9,104,540
                                                                                             =========      ==========

                 See Notes to Consolidated Financial Statements.

                          TALKPOINT COMMUNICATIONS INC.

             Notes to Consolidated Financial Statements (Unaudited)

1.       Basis of Presentation

     The accompanying consolidated financial statements of TalkPoint Communications Inc. ("TalkPoint" or the "Company" formerly Video Network Communications, Inc. or "VNCI") as of September 30, 2003 and for the three and nine month periods ended September 30, 2003 and 2002 have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2003 and the results of operations for the three and nine months ended September 30, 2003 and 2002. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission (the "SEC"). The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the entire year.

     The Company has suffered recurring losses from operations, has experienced recurring negative cash flow from operations, has a working capital deficiency and has a significant accumulated deficit. The Company expects to continue to incur significant operating expenses to support TalkPoint product development efforts and to enhance its TalkPoint products, Webcasting Services, sales and marketing capabilities. At this stage, it is difficult to estimate the level of the Company's sales in future periods, or when marketing initiatives will result in additional sales. Accordingly, the Company expects to continue to experience significant, material fluctuations in its revenues on a quarterly basis for the foreseeable future. The Company has required substantial funding through debt and equity financings since its inception to complete its development plans and commence full-scale operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's funding of operating losses to date and plans to ultimately attain profitability include the effects of our recent acquisition of certain Webcasting Services assets (Note 3). On October 17, 2003 the Company received aggregate gross proceeds of $1,300,000 related to a private placement of 4,875,000 shares of its common stock, at a purchase price of $0.20 per share, and 8% secured convertible notes with an aggregate principal amount of $325,000 (Note 15). Contemporaneously with the closing of this transaction, the Company's $400,000 Secured Credit Agreement with a related party was terminated (Notes 12 and 15).

         On June 17, 2003, the Company announced that its Board of Directors had approved a proposal to change the Company's name to TalkPoint Communications Inc. The Company had received written consent, in lieu of a meeting of stockholders, from the holder of a majority of its voting stock to approve such name change. The Company prepared an Information Statement pursuant to Rule 14c-2 under the Securities Exchange Act of 1934 and mailed the Information Statement to its stockholders on July 24, 2003. Effective August 13, 2003, the Company changed its name to TalkPoint Communications Inc. and correspondingly our common stock now trades on the Nasdaq OTCBB under the stock symbol TLKP and warrants trade under the symbol TLKPW.

2.       Net Loss Per Share

     The Company computes basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share. Net loss per common share is based on the weighted average number of common shares and dilutive common share equivalents outstanding during the periods presented. Basic loss per share is calculated by dividing net income by the weighted average shares outstanding. Diluted loss per share reflects the dilutive effect of stock options and warrants and is presented only if the effect is not anti-dilutive. As the Company incurred losses for all periods presented, there is no difference between basic and diluted earnings per share. Outstanding options and warrants excluded from the computation of diluted earnings per share were 7,053,594 and 5,220,184 as of September 30, 2003 and 2002, respectively.

3. Purchase of Webcasting Business from Williams Communications, LLC and Williams Communications Procurement, LP and Restructuring of Existing Operations

     Webcasting Business - On February 14, 2003, the Company purchased from Williams Communications, LLC ("WCLLC") and Williams Communications Procurement, LP (together with WCLLC, the "Sellers"), each a wholly owned subsidiary of

Wiltel Communications Group, Inc. ("WCG"), WCLLC's Webcasting business, including certain equipment and other assets used by WCLLC in this business for $750,000 in cash. The Company also incurred $130,000 in professional fees (subsequent to the end of the third Quarter the Company paid $75,000 towards these professional fees), which are included in current liabilities at September 30, 2003 and was required to post an $844,000 security deposit (in the form of a letter of credit) for an assumed lease. Moneyline Telerate Holdings ("Moneyline Telerate"), the parent company of the Company's former majority stockholder, is a guarantor of the lease on office space in New York City (Note 15). The purchased Webcasting business includes the production and distribution of multimedia presentation materials using streaming media technology. The Company has preliminarily allocated the total purchase price of $880,000 to capital equipment. The acquisition is accounted for under the purchase method of accounting and has been included in the Company's results of operations since February 14, 2003.

     The acquisition of the Webcasting business enables the Company to provide a full suite of interactive multimedia services. The Webcasting product suite, including Activecast and Talkpoint, allows for a broader reach within our targeted customers and provides ubiquity with distribution of voice and video over the Internet. This service model does not require capital investment by customers. Users can leverage the services and toolset by using standard Internet browsers and media players. In addition to the tangible assets acquired, the acquisition included active customers. The Company also plans to introduce web conferencing, managed video conferencing and audio conferencing services in conjunction with its Webcasting offerings in the fourth quarter of 2003.

     Pro Forma Financial Information - On an unaudited pro forma basis, the Company's revenues for the three month period ended September 30, 2002 would have been approximately $1,625,000, assuming the acquisition of the Webcasting business had occurred on January 1, 2002. On an unaudited pro forma basis, the Company's revenues for the nine months ended September 30, 2003 and 2002 would have been approximately $4,035,000 and $6,884,000, respectively, assuming the acquisition of the Webcasting business had occurred on January 1, 2002. The Company has not presented unaudited pro forma information relative to net loss or loss per share for the periods presented. Based on information provided by Wiltel, the Company cannot presently determine the costs and expenses associated with just the Webcasting business for the three and nine month periods ended September 30, 2002 as such information contains significant corporate expense allocations from WCLLC. Management of the Company believes that the presentation of pro forma net loss or loss per share, prepared including such corporate allocations, would not be meaningful.

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

o The transfer of three employees to Moneyline Networks, LLC ("Moneyline"), our majority stockholder at that time. The employees that were transferred are primarily focused on business and channel development of our managed video service.

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

o During June 2003, the Company terminated five engineers at its Portsmouth, New Hampshire location, leaving only two TalkPoint employees in New Hampshire, the Vice President of Engineering and Production Manager. These individuals are coordinating the closing of the New Hampshire facility and the ongoing support for customers of the Company's VidPhone system product line.

The following restructuring charges were recorded by the Company in the second quarter resulting from the Company's decision during the quarter ended June 30, 2003 to no longer actively sell the VidPhone product line:

o The write-off of VidPhone inventory, in excess of quantities required to support existing customers, in the amount of approximately $709,000, which was included in cost of revenues in the second quarter;

o Severance amounts of $111,000 associated with the additional headcount reductions;

o Asset impairments of approximately $161,000, relating to assets that are no longer utilized in providing services to our customers; and

o An accrual for the remaining lease obligation in the amount of approximately $1,394,000 for the Portsmouth, New Hampshire facility that is no longer being used.

During the third quarter, the Company completed the following additional restructuring activities and recorded the following restructuring charges:

o During September 2003, the Company terminated one of its two remaining employees at its Portsmouth, New Hampshire, facility. The remaining employee is coordinating the closing of the New Hampshire facility and the ongoing support for customers of the Company's VidPhone system product line.

o Asset impairments of the Trademarks and Patents relating to the VidPhone product line, in the amount of approximately $293,000.

o An increase in the accrual for the remaining lease obligation, of B2BVideo's Rutherford, New Jersey facility that is no longer being utilized, in the amount of approximately $251,000 due to a change in the expected sublease rental income from that property.

         On January 1, 2003 the Company adopted SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). This statement supersedes Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". Under this statement, a liability for a cost associated with a disposal or exit activity is recognized at fair value when the liability is incurred rather than at the date of an entity's commitment to an exit plan as required under EITF 94-3. Restructuring expenses for the three and nine months ended September 30, 2003 were $543,242 and $2,449,049, respectively. At September 30, 2003 approximately $1,840,000 of future severance benefits and future lease payments were included in accrued expenses and will be paid over the course of the terms of the related separation agreement and leases.

Information related to the 2003 restructuring costs is as follows:


                            Employee                    Other
                          Terminations                  Exit Costs                      Total
                          ------------                  ----------                      -----

Balance, January 1, 2003     $       --               $          --              $          --
Q1 2003 Accruals                 48,000                          --                     48,000
                                 ------                      ------                     ------
Restructuring Liability as
  of March 31, 2003              48,000                          --                     48,000
Q2 2003 Accruals                107,000                   1,513,000                  1,620,000
Cash paid-- Q2 2003             (48,000)                         --                    (48,000)
                                -------                   ---------                  ---------

Remaining liability as of
  June 30,2003                  107,000                   1,513,000                  1,620,000
Q3 2003 Accruals                                            251,000                    251,000
Cash paid-- Q3 2003             (31,000)                         --                    (31,000)
                                 ------                   ----------                 ---------
Remaining liability as of
  September 30, 2003         $   76,000               $   1,764,000              $   1,840,000
                                 ======                   =========                  =========


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

         For the three months ended September 30, 2003, no one customer accounted for more than 7% of our sales. One customer accounted for 22% of accounts receivable at September 30, 2003. For the nine months ended September 30, 2003, two customers accounted for 11% and 10%, of our sales respectively. During the three months ended September 30, 2002, three customers accounted for 43%, 24% and 12% of our total revenues. During the nine months ended September 30, 2002, three customers accounted for 33%, 27% and 10% of our revenues. Since the addition of Webcasting Services in February 2003, our customer base has grown significantly and diversified. Three customers accounted for 74%, 14%, and 12% of our accounts receivable at December 31, 2002.

5.       Stock-Based Compensation

     The Company accounts for options granted to its employees and directors in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation expense has been recognized for options granted to employees or directors when the exercise price of the option has been in excess of or equal to the fair value of the Company's common stock on the date of grant. For options granted to non-employees, the Company recognizes compensation expense in accordance with Emerging Issues Task Force Issue 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services.

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

     During the three months ended June 30, 2003, the Company issued options to purchase 1,450,000 shares of its common stock at an exercise price of $0.43 per share to its employees and options to purchase 1,725,000 shares of its common stock at an exercise price of $0.43 per share to employees of Moneyline Telerate and Moneyline, both of which were affiliates of the Company at the time of such grant. Twenty-five percent (25%) of these options vest on the first anniversary of the grant date. The remaining seventy-five percent (75%) vest ratably on the first day of the month for the thirty-six months following the first anniversary of the grant date. The fair value of the grants to employees of affiliates was determined using a Black Scholes option-pricing model. At that time the employees of these affiliates performed substantial duties on behalf of the Company including filling roles as the Company's Chief Financial Officer, Corporate Counsel, Deputy Corporate Counsel and Chairman of the Board. The grant date fair value of the options issued to employees of affiliates has been recorded as a deemed dividend by the Company to these affiliates pursuant to the requirements of EITF 00-23, "Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44".

Had the compensation cost for the Company's stock compensation plans been determined based on the fair value at the grant dates for awards under the plans, consistent with the method described in SFAS No. 123, the Company's net loss and basic and diluted net loss per common share on a pro forma basis would have been:


                                                                     Three Months Ended                   Nine Months Ended
                                                                       September 30,                         September 30,
                                                                   2003               2002              2003              2002
                                                                   ----               ----              ----              ----
Net loss, as reported                                          $(1,734,406)        $(8,576,233)     $(8,539,810)    $(11,751,312)
Deduct: stock-based employee compensation expense
 included in reported net loss
                                                                       -                   -                -                 -
Add:  total stock-based employee compensation expense
 determined under the fair value based method for all awards
                                                                  (26,128)           (117,928)         (80,019)        (350,086)
                                                            -----------------------------------------------------------------------
Pro forma net loss                                            $ (1,760,534)       $ (8,694,161)    $ (8,619,829)    $ (12,101,398)
                                                                 =========           =========        =========        ==========
Loss  per share:
  Basic and diluted - as reported
                                                                   $(0.03)             $(0.15)          $(0.15)         $ (0.42)
  Basic and diluted - pro forma
                                                                   $(0.03)             $(0.15)          $(0.15)         $ (0.43)


     The effects on three and nine month periods ended September 30, 2003 and 2002 pro forma net loss and net loss per share of the estimated fair value of stock options are not necessarily representative of the effects on the results of operations in the future. In addition, the estimates utilize a pricing model developed for traded options with relatively short lives; our option grants typically have a life of up to ten years and are not transferable. Therefore, the actual fair value of a stock option grant may be different from our estimates. We believe that our estimates incorporate all relevant information and represent a reasonable approximation in light of the difficulties involved in valuing non-traded stock options. All stock options granted by the Company during the nine months ended September 30, 2003 were granted with an exercise price per share equal to or greater than the fair value of the Company's common stock on the date of grant. No stock options were granted by the Company in the three months ended September 30, 2003.

     On June 17, 2003, Moneyline, who was then the holder of a majority of our outstanding common stock, acting by majority written consent, also ratified modifications to the Company's 1999 Stock Incentive Plan, which the Board of Directors had recently approved. These modifications, which permit the granting of options on not more than 1,000,000 shares of our common stock to any one individual in any calendar year, were adopted in order to provide adequate flexibility with respect to incentivizing certain of our directors and members of our management. Prior to this modification, the Company's 1999 Stock Incentive Plan prohibited the granting of options on more than 500,000 shares of our common stock to any one individual in any calendar year.

6.       Income taxes

     The Company did not record a provision for income taxes for the three and nine months ended September 30, 2003 and 2002 since the Company had a significant net operating loss carryforward available to it at September 30, 2003 and the Company had a net operating loss during the period ending September 30, 2003 for which no tax benefit was recorded. The Company recorded a full valuation allowance against the net deferred tax asset generated primarily from its net operating loss carryforwards.

7.       Inventories

     Inventories consisted of the following at:

                                                                  September 30, 2003    December 31, 2002

           Raw Materials                                          $4,051,354               $4,416,579
           Impaired excess and obsolete inventory                 (3,953,182)              (3,538,509)
                                                                   ---------                ---------
           Carrying value                                          $  98,172                $ 878,070
                                                                   =========                 ========

     Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventory consists primarily of finished goods and subassembly components. During the second quarter of 2003 the Company wrote-off $709,402 of inventories as a result of the Company's decision to discontinue active sales of its VidPhone system during that quarter. No inventory impairments were recorded during the three months ended September 30, 2003.

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

         The Company incurred estimated costs and expenses of approximately $3,226,000 in connection with the Agreement and the acquisition of B2BVideo (discussed below). Fifty percent (50%) of these costs, which are comprised primarily of legal, investment banking and accounting fees, were allocated to the Agreement and fifty percent (50%) were allocated to the acquisition of B2BVideo. The costs and expenses allocated to the Agreement, in the amount of approximately $1,613,000, were recorded as a reduction of additional paid-in capital in 2002.

     On July 9, 2002, Moneyline elected to exercise its warrant pursuant to the cashless exercise provision contained in the warrant agreement between the Company and Moneyline governing such warrant. As a result of this cashless exercise, Moneyline received 8,202,863 newly issued shares of the Company's common stock.

9.    Acquisition of B2BVideo Network Corp.

      On May 16, 2002, the Company acquired 100% of the common stock of B2BVideo, a Delaware corporation. B2BVideo was formed in December 1999 to deliver managed enterprise video services to business users. B2BVideo was engaged in the business of delivering broadcast quality video over an Internet Protocol ("IP") Multicast network for delivery to the desktop. IP Multicast enables B2BVideo to provide multiple streams of high quality video to thousands of points on the network. B2BVideo offered products and services that enable businesses to integrate all of their video applications onto a single platform for delivery of broadcast quality video to the desktop.

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

    The following table sets forth in tabular format the information discussed above:

   Noncash:
    Common stock issued                           $    4,369,782
    Options issued to employees                          242,185
    Warrants issued                                      461,726
    Options issued to non-employees                      123,578
   Cash:
    Payment for B2BVideo liabilities                     156,355
    Transaction costs                                  1,612,788
                                                       ---------
   Total purchase price                             $  6,966,414
                                                       =========

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

      The final allocation of purchase price consideration to the assets acquired and liabilities assumed as of the acquisition date is as follows:

        Cash and cash equivalents                                $     18,334
        Accounts receivable                                           129,466
        Inventories                                                   531,662
        Other current assets                                            3,841
        Property and equipment, net                                   662,640
        Other noncurrent assets                                       208,059
        Accounts payable                                           (1,075,063)
        Accrued liabilities                                          (213,680)
        Capital lease obligations                                     (45,134)
                                                                      -------
        Fair value of net assets acquired                             220,125
                                                                      -------
        Goodwill                                                    6,746,289
                                                                    ---------
        Fair value of net assets acquired and recorded goodwill $   6,966,414
                                                                    =========

      None of the goodwill associated with the acquisition of B2BVideo is deductible for tax purposes.

      The results of operations for the period ended September 30, 2002 include the operating results of B2BVideo subsequent to its date of acquisition. Prior to the acquisition of B2BVideo the Company had one reportable segment. The acquisition of B2BVideo did not create a new reportable segment as B2BVideo is also engaged in the design, development and marketing of video network systems and has economic characteristics similar to TalkPoint.

       During the fourth quarter of 2002, the Company recognized impairment losses of approximately $7,276,000 related to certain assets of B2BVideo. The write-down of goodwill, associated with the acquisition of B2BVideo in May 2002, accounted for approximately $6,746,000 of the charge. The remaining $530,000 of the charge related to the net book value of certain fixed and other assets. The write down of the assets to fair value was determined based upon undiscounted future cash flows of the B2BVideo business. Since the acquisition in May 2002, B2BVideo has lost its only customer and has generated no sales since losing that customer in the third quarter of 2002. At the time these impairment losses were recognized, the managements of TalkPoint and Moneyline (then the beneficial owner of more than 50% of our common stock) no longer view the private network built by B2BVideo as a useful component of the managed video services offering.

10.      Non-cash Transactions

     The following non-cash financing and investing transactions occurred in the periods indicated.

                                                                                Nine months ended September 30,
                                                                                     2003             2002
                                                                                     ----             ----
Issuance of common stock upon conversion of bridge notes and related interest   $      -          $  3,866,895
Notes payable issued to fund prepaid insurance                                         -                62,750
Issuance of common stock warrants with bridge notes                                    -               639,208
Acquisition of B2BVideo                                                                -             5,197,241

Deemed dividend on repricing of warrants                                               -               405,488

Deemed dividend to Moneyline resulting from stock option grants to employees of
an affiliate                                                                    $522,754          $          -


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

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This standard amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, collectively referred to as derivatives, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Relationship. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships after June 30, 2003. The adoption of this pronouncement did not have a significant impact on the Company's financial position or results of operations.

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

12.      Related Party Transactions

     On May 16, 2002, the Company entered into a Strategic Alliance Agreement and certain technology license agreements with Moneyline pursuant to which the Company will license software and network processes and sell video equipment to Moneyline. Moneyline will be the exclusive distributor of the Company's equipment to the financial services market. As of June 30, 2003, the Company transferred approximately $519,000 of demonstration and evaluation equipment to Moneyline, of which $225,000 was transferred during 2003. The Company had also incurred, on Moneyline's behalf, approximately $178,000 in salary expenses relating to activities supporting the development of the Managed Video Services market, of which $78,000 was incurred during 2003. Moneyline reimbursed the Company for these costs during the six months ended June 30, 2003. Since its investment in the Company in May 2002, Moneyline has provided certain administrative, management and sales support services to the Company. The Chief

Financial Officer, Chief Counsel and Deputy Chief Counsel of Moneyline Telerate also served as the part-time Chief Financial Officer, Chief Counsel and Deputy Chief Counsel of the Company (Note 15). Moneyline's policy has been to charge the Company only directly allocable costs of providing such support to the Company. There were no charges to the Company for such support during the three and nine month periods ended September 30, 2003.

     As of September 30, 2003 the Company has no outstanding receivable from Moneyline.

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

     On August 13, 2003 the Company entered into a secured credit agreement with Moneyline Telerate, the parent of its majority stockholder, for the sum of $400,000. Due to the ongoing investigation by the Antitrust Division of the United States Department of Justice as discussed in more detail herein, the Company's efforts to attract third party financing were delayed such that the Company's affiliate, Moneyline Telerate Holdings, entered into this short term loan facility. The Company was entitled to draw down funds in $50,000 increments through November 30, 2003 on an as needed basis, subject to the Company's meeting certain financial performance metrics enumerated in the secured credit agreement, to fund ongoing business operations. All borrowed funds were to be repaid by December 31, 2003 and were to bear interest at the rate of 8% per annum from the date of the borrowings to the maturity date. This financing was to be secured by TalkPoint's intellectual property, customer accounts, deposit accounts and receivables. This secured credit agreement was terminated on October 17, 2003 (Note 15).

13.  Reclassifications

         Certain reclassifications have been made to the prior period amounts to conform to the current period presentation.

14.  Legal Proceedings

         The Company is aware of a grand jury investigation being conducted by the Antitrust Division of the United States Department of Justice with respect to funds allocated by the Schools and Libraries Universal Service Fund ("E-Rate Funds"). The Company understands that the Antitrust Division has established a task force to conduct Universal Service Fund investigations comprised of attorneys in each of the Antitrust Division's seven field offices and the National Criminal Office. The Company has received a grand jury subpoena requiring production of documents to the Department of Justice and has responded to it in full. The Company has also been informed that the investigation encompasses the conduct of certain former employees of the Company and, vicariously, the Company itself. The Company continues to cooperate with the investigation and is not in a position to predict the direction, timing or outcome of the investigation. The Company has not accrued any liability or expense (other than legal fees and disbursements which are accrued as they are incurred) arising out of this investigation or any other proceeding (whether criminal, equitable or civil) that is commenced with respect thereto as the Company is unable to predict the ultimate outcome of such matters and the range of potential loss, if any, cannot be reasonably estimated

         CIN Meadows, LLC (the "Landlord") commenced an action (the "Landlord's Action") against B2B Video Network Corp., the Company's wholly owned but inactive subsidiary, in Superior Court of New Jersey, for breach of B2B Video's lease for premises in Rutherford, New Jersey. B2B Video defaulted in responding to the complaint and the Landlord is seeking a default judgment in the amount of $394,000. At September 30, 2003 the Company's consolidated financial statements reflect an accrual for lease obligations for this facility in the amount of approximately $300,000. We do not believe that this default judgment will adversely impact our financial position or results of operations.

15.      Subsequent Events

     Pursuant to a Purchase and Subscription Agreement (the "Purchase Agreement") dated as of October 17, 2003, by and among TalkPoint Communications Inc., MoneyLine Networks, LLC, MoneyLine Telerate Holdings and the other persons identified therein, the Company issued to certain investors (the "Investors") 4,875,000 shares of its common stock at a purchase price of $0.20 per share and $325,000 in aggregate principal amount of its eight percent (8%) secured convertible notes due on October 17, 2008, in return for aggregate gross proceeds of $1,300,000.

     The notes accrue interest at a rate of 8% per annum and interest is payable annually on October 17. The principal amount of the notes plus accrued and unpaid interest thereon is convertible in whole or in part into shares of the Company's common stock at any time at the option of the holder at a conversion price of $0.25 per share (subject to adjustment). The notes are also convertible at the Company's option following (i) the resolution of the Department of Justice investigation discussed in Note 14 and (ii) the earlier to occur of (a) the date on which the average of the closing price for the Company's common stock for 20 consecutive days is at or above $0.35 per share or (b) the second anniversary of the issuance of the notes. The notes are secured by all of the Company's accounts, intellectual property, and cash.

     In addition, pursuant to the Purchase Agreement, Moneyline Networks, LLC, the beneficial owner of approximately 57% of our common stock prior to the transaction, sold an aggregate of 20,642,493 shares to the Investors and agreed to the cancellation of its warrants to acquire 100,000 shares of the Company's common stock (As a result of the transactions Moneyline reported in Amendment No. 3 to its Schedule 13D filing with the SEC that after giving effect to its sale of those shares and the cancellation of those warrants, it owns 12,547,331 shares or 19.9% of our common stock). Prior to the transactions Moneyline owned approximately 57% of the outstanding common stock of the Company. Furthermore, in connection with the above described transaction, the Company and Moneyline
(i) entered into a commercial distribution agreement pursuant to which, among other things, Moneyline will be a reseller of the Company's products and services, (ii) terminated the Secured Credit Agreement dated as of August 12, 2003 pursuant to which Moneyline had been obligated to lend the Company up to $400,000, and (iii) terminated the Stockholders Agreement dated as of May 16, 2002 by and among Moneyline, the Company and the other parties thereto which granted Moneyline rights (the "Moneyline Rights") to, among other things, cause the election of certain persons to the Company's board of directors. The Company also amended and restated its bylaws to eliminate the Moneyline Rights.


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

     The acquisition of the Webcasting business enables us to provide a full suite of interactive multimedia services. The Webcasting product suite, including Activecast and Talkpoint, allows for a broader reach within our targeted customers and provides ubiquity with distribution of voice and video over the Internet. This service model does not require capital investment by our customers. Users can leverage the services and toolset by using standard Internet browsers and media players. In conjunction with its Webcasting offering, the Company is in the process of introducing web conferencing, managed video conferencing and audio conferencing services in the fourth quarter of 2003.

     In the first quarter of 2003, the Company initiated a restructuring of our VidPhone business to reduce the expense base in anticipation of lower sales. In the first quarter, the restructuring activities included the following:

o The termination of 37 employees, primarily in sales, engineering and administrative capacities.

o The transfer of three employees to Moneyline, our majority stockholder at that time. The employees that were transferred are primarily focused on business and channel development for our managed video service.

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

o        The transfer of two additional employees from TalkPoint to Moneyline .

o On June 27, 2003, we terminated five engineers at our Portsmouth, New Hampshire location leaving only two TalkPoint employees in New Hampshire, the Vice President of Engineering and Production Manager. These individuals are coordinating the closing of the New Hampshire facility and the ongoing support for existing customers of our VidPhone system product line.

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

     During the third quarter, the Company completed the following additional restructuring activities and recorded the following restructuring charges:

o During September 2003, the Company terminated one of its two remaining employees at its Portsmouth, New Hampshire, facility. The remaining employee is coordinating the closing of the New Hampshire facility and the ongoing support for customers of the Company's VidPhone system product line.

o Asset impairments of the trademarks and patents relating to the VidPhone product line, in the amount of approximately $293,000.

o An increase in the accrual for the remaining lease obligation of B2BVideo's Rutherford, New Jersey facility that is no longer being utilized, in amount of approximately $251,000, due to a change in the expected sublease rental income from that property.

     On January 1, 2003 the Company adopted SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). This statement supersedes Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". Under this statement, a liability for a cost associated with a disposal or exit activity is recognized at fair value when the liability is incurred rather than at the date of an entity's commitment to an exit plan as required under EITF 94-3. Restructuring expenses for the three and nine months ended September 30, 2003 were approximately $543,000 and $2,449,000, respectively. At September 30, 2003, approximately $1,840,000 of future severance benefits and future lease payments were included in accrued expenses and will be paid over the course of the terms of the related separation agreement and leases.

Information related to the 2003 restructuring costs is as follows:

                                     Employee           Other
                                     Terminations       Exit Costs              Total

Balance, January 1, 2003          $       --         $        --               $       --
Q1 2003 Accruals                      48,000                  --                   48,000
                                      ------            --------                ---------
Restructuring liability as
  of March 31, 2003                   48,000                  --                   48,000
Q2 2003 Accruals                     107,000           1,513,000                1,620,000
Cash paid-- Q2 2003                  (48,000)                 --                  (48,000)
                                     -------            --------                ---------

Remaining liability as of
  June 30,2003                       107,000           1,513,000                1,620,000
Q3 2003 Accruals                                         251,000                  251,000
Cash paid-- Q3 2003                  (31,000)                 --                  (31,000)
                                      ------           ---------                ---------
Remaining liability as of
  September 30, 2003             $    76,000         $ 1,764,000              $ 1,840,000
                                      ======           =========                =========


     In summary, we recognized revenues of $1,212,000 and $3,104,000 in three and nine month periods ended September 30, 2003, had operating losses of $1,681,000 and $7,984,000 for the three and nine month periods ended September 30, 2003 and net losses of $1,734,000, $0.03 per share, and $8,540,000, or $0.15 per share, for the three and nine month periods ended September 30, 2003. These financial results reflect the significant changes in the Company's direction since the end of 2002. We generated revenues primarily from the newly acquired Webcasting business and we believe that our Webcasting business will continue to grow. Implementing the changes required to pursue our new business model has been demanding. Turnover of personnel and realignment of responsibilities in the first, second and third quarters of 2003 were significant and management is cognizant of the ongoing, very real and challenging obstacles that still must be addressed to achieve success for our stockholders in 2004. The majority of the changes associated with our new business model have been implemented and management is focused completely on taking full advantage of the opportunities inherent in the new model.

     With the restructuring substantially complete, with the integration of the Webcasting business and the closing in the fourth quarter of a $1.3 million equity and debt financing, we believe we have cash to fund operations through the second quarter of 2004. We will seek additional financing for the continued funding of operations, the development of new product enhancements and further expansion of our Webcasting and web conferencing businesses. We will pursue existing investors and outside strategic investors. If adequate funding is not available from operations or investors or other sources of funding, we will pursue other strategic alternatives including the sale of the Company, the sale of our assets or liquidation. See Liquidity and Capital Resources.


Significant Accounting Policies and Estimates

     Critical accounting policies are those policies that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

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

Deferred Tax Assets

     The Company records a valuation allowance against deferred tax assets when the Company believes that it is more likely than not that these assets will not be realized. Because of the Company's recurring losses and negative cash flows, it has provided a valuation allowance against all deferred taxes as of September 30, 2003 and December 31, 2002.

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

Comparison of the Three Months Ended September 30, 2003 and September 30, 2002 and the Nine Months Ended September 30, 2003 and September 30, 2002

      As indicated in the notes to our consolidated financial statements and in the overview of operations, TalkPoint Communications' operating environment, product offerings and focus are significantly different than at the end of the September 2002 quarter. During the quarter ended June 30, 2002, we completed a major financing and a merger with a video services company. Our operations were focused solely on video distribution network systems and we were just embarking on expanding those systems to include managed video services.

     In February of 2003, we acquired the assets of a Webcasting company and since that time we have been adapting our operations to take full advantage of the acquisition. Our financial results for the three and nine month periods ended September 30, 2003 reflect the emphasis we have placed on Webcasting Services and the phase-out and discontinuance of our video distribution network systems and managed video services. Significant charges included in our operating results for the nine months ended September 30, 2003 reflect the change in focus, including such items as the accrual of $1,513,000 and $251,000 for future rent payments on our New Hampshire facility and New Jersey facility to reflect the decision to close these facilities and a charge for the write-off of inventory of $709,000 in the second quarter of 2003 and a write-off of trademarks and patents of approximately $293,000 in the third quarter of 2003. The following comparative data for the three months ended September 30, 2003 and

September 30, 2002 and the nine months ended September 30, 2003 and September 30, 2002 should be read with the change in business strategy and emphasis clearly in mind.

Comparison of the Three Months Ended September 30, 2003 and September 30, 2002

     Revenues. We recognized $1,212,000 in revenues during the three months ended September 30, 2003, compared to $106,000 in the comparable period in 2002, representing an increase of approximately $1,106,000 or 1,043%.

     Of these revenues, $26,000 relate to product sales in the three months ended September 30, 2003 compared to $77,000 recognized in the comparable period of 2002, representing a decrease of $51,000 or 66%, in equipment sales. The decrease in equipment sales is due to the Company's change of focus from equipment sales to Webcasting services and the result of the Company's decision during the second quarter of 2003 to no longer actively sell the VidPhone product line.

     In addition, third quarter revenues included $1,186,000 related to Webcasting activities. There were no revenues related to Webcasting in the third quarter of 2002. This reflects the Company's acquisition of its Webcasting assets in the first quarter of 2003 as discussed above. Our revenue recognition policy states that when contracts contain multiple element service offerings and objective evidence does not exist for the fair value of all undelivered elements, the revenues from such contracts are deferred and recognized ratably over the contract period. A material number of our Webcasting contracts for the three months ending September 30, 2003 included hosting and archiving services and we have not established objective evidence for the fair value of such services when bundled with other service offerings. Accordingly, we deferred approximately $488,000 of Webcasting revenue, a majority of which will be recognized during the fourth quarter of 2003. In the future we plan to begin unbundling contracts, separating Webcasting production revenue from ongoing content hosting and archiving and we intend to establish objective evidence of the fair value for such services.

     There were no revenues related to installation, managed video or other services in the three months ending September 30, 2003 compared to $29,000 in the comparable period of 2002. We do not expect installation, managed video or other service revenue to be significant in the future.

     For the three months ended September 30, 2003, no one customer accounted for more than 7% of our sales. One customer accounted for 22% of accounts receivable at September 30, 2003. This customer base is significantly different from our customer base in 2002 in which one customer accounted for 63% of our total revenues in the quarter ended September 30, 2002. Three customers accounted for 74%, 14%, and 12% of our accounts receivable at December 31, 2002. We now have a significantly greater number of customers than we did in the three months ended September 30, 2002. Our current customer base is comprised of purchasers of our Webcasting Services and our customer base in 2002 was comprised of purchasers of our VidPhone system and managed video services.

     Cost of Revenues. Cost of revenues for the three months ended September 30, 2003 was $933,000. This represents an increase of $131,000 or 16%, from the $802,000 recorded in the comparable period of 2002. This change is a result of the various items listed in the following three paragraphs.

     Cost of product revenues as a percentage of product revenues was approximately 231% and 516% in the three months ending September 30, 2003 and 2002, respectively. The cost of product revenues for the three months ended September 30, 2003 was $60,000 versus $397,000 for the three months ended September 30, 2002. This represents a decrease of $337,000 or 85%. During the 2002 quarter we recorded a write-down of impaired inventory in the amount of $300,000. The cost of product revenues, excluding the inventory write-offs exceeded product revenues primarily due to the low volume of product sales, related employee costs, equipment and shipping, repair and storage and inventory use.

     The cost of Webcasting revenues in the three months ending September 30, 2003 was $873,000 representing the costs of sustaining the Webcasting network infrastructure and production costs associated with Webcasting activities. These costs include production salaries, third party production costs and network communication costs. Cost of Webcasting revenues as a percentage of Webcasting revenues was approximately 74% in the three months ending September 30, 2003. We expect that the cost of Webcasting revenues will remain constant and decline as a percentage of revenue in the future as our Webcasting revenue increase. This is mainly due to the fact that more customers will generate more sales while certain fixed costs will remain constant.

     There was no cost of revenues for services for the three months ended September 30, 2003 compared to $405,000 in the same period of 2002 due to our decision in the fourth quarter of 2002 to shutdown and cease all operations of B2BVideo.

     Gross Margin on Revenues. Gross margin on total revenues for the three months ended September 30, 2003 was approximately $279,000, compared to gross margin of ($697,000) for the comparable period in 2002. This was mainly due to the performance of our Webcasting business. The gross margin of approximately ($34,000), or negative 131%, experienced on product sales in 2003, was attributable primarily to the under-absorption of manufacturing costs due to low product revenues volume and sales of product made during the period. The negative gross margin experienced in 2002 was attributable primarily to a write-down of impaired inventory in the amount of $300,000. The gross margin percentage achieved on Webcasting revenues for the three months ended September 30, 2003 was 26%.

     Research and Development. Research and development costs decreased to $166,000 in the three months ended September 30, 2003, compared to $1,045,000 (which includes B2B post acquisition research and development costs for the three months ended September 30, 2002 of $354,000 in addition VNCI costs related to research and development consisted of salaries, employee related expenses, relocation expenses and supplies and equipment ) in the three months ended September 30, 2002. This decrease in research and development expenses of $879,000, or 85%, reflects our change of focus to Webcasting services from hardware systems. No significant improvements to the VidPhone system were undertaken in the third quarter of 2003 and none are foreseen in the future. Our current research and development efforts are focused on our Webcasting services products.

     Selling, General and Administrative Expenses. Selling, general, and administrative expenses decreased to $1,251,000 during the three months ended September 30, 2003, from $1,959,000 during the three months ended September 30, 2002, a decrease of approximately $708,000 or 36%. In the three months ended September 30, 2002, our selling, general, and administrative costs included $700,000 of B2BVideo post acquisition expenses. Excluding these expenses, our selling, general and administrative expenses for the three months ended September 30, 2002 would have been $1,259,000. Compared to this figure, our selling, general and administrative expenses for the three months ended September 30, 2003 decreased by $8,000 or less than 1%. Included in these expenses are sales, marketing, general and administrative expenses as well as depreciation of the Webcasting assets for the three months ended September 30, 2003.

     Restructuring. Restructuring expenses for the three months ended September 30, 2003 were $543,242 and reflected the impairment of the Trademark and Patents related to our VidPhone product line and an increase in the accrual for the remaining lease obligation on B2BVideo's Rutherford, New Jersey facility which is no longer being utilized due to a change in the expected sublease rental income from that property. There were no restructuring expenses in the three months ended September 30, 2002.

     Interest Income. There was no interest income in the third quarter of 2003 as compared to $40,861 recorded in the same period of 2002 due to the decreased level of average cash balances during the 2003 period.

     Other, Net. Other expense in the third quarter of 2003 was $52,185 due to the disposal of certain non-essential fixed assets. There was no other income (expense) in the comparable period of 2002.

     Deemed Dividend. No deemed dividends were recorded in the third quarter of 2003. In the third quarter of 2002, we recorded a deemed dividend of $4,914,000 as the result of the cashless exercise of warrants during the quarter

Comparison of the Nine Months Ended September 30, 2003 and September 30, 2002

     Revenues. We recognized $3,104,000 in revenues during the nine months ended September 30, 2003 compared to $645,000 in the comparable period in 2002, representing an increase of approximately $2,459,000 or 381%.

     Of these revenues, $271,000 relate to product sales in the first nine months of 2003 compared to $428,000 recognized in the comparable period of 2002, representing a decrease of $157,000 or 37%, in equipment sales. The decrease in equipment sales is due to a decreased emphasis by the Company on VidPhone systems sales compared to the comparable period of 2002 and the Company's decision during the second quarter of 2003 to no longer actively sell the VidPhone product line.

     In the nine months ended September 30, 2003, revenues of $2,833,000 were related to Webcasting activities generated after the Company's acquisition of certain Webcasting assets acquired in February 2003. The Company's revenue recognition policy states that when contracts contain multiple element service offerings and objective evidence of fair value does not exist for all undelivered elements, the revenues from such contracts are deferred and recognized ratably over the contract period. A material number of our Webcasting contracts for the nine months ending September 30, 2003 included hosting and archiving services. Our deferred revenue at September 30, 2003 was $488,000, a majority of which will be recognized during the fourth quarter of 2003. In the future we plan to begin unbundling contracts, separating Webcasting production revenue from ongoing content hosting and archiving and we intend to establish objective evidence of the fair value for such services.

     Revenues related to installation, managed video and other services were not significant in the first nine months of 2003 compared to $216,000 in the comparable period of 2002. The Company does not expect installation, managed video and other services revenue to be significant in the future.

        For the nine months ended September 30, 2003, two customers accounted for 11% and 10%, of our sales respectively. One customer accounted for 22% of accounts receivable at September 30, 2003 and three customers accounted for 58%, 17% and 13% of our accounts receivable at September 30, 2002. The 2003 customer base is significantly different from our customer base in 2002. During the nine months ended September 30, 2002 three customers accounted for 47%, 18% and 12% of our revenues. We now have a significantly greater number of customers than we did in the three months ended September 30, 2002. Our current customer base is comprised of purchasers of our Webcasting Services and our customer base in 2002 was comprised of purchasers of our VidPhone system and managed video services.

     Cost of Revenues. Cost of revenues for the nine months ended September 30, 2003 was $3,290,000. This represents an increase of $1,561,000 or 90%, from the $1,729,000 recorded in the comparable period of 2002. This change is a result of the various items listed in the following three paragraphs.

     The cost of product revenues for the nine months ending September 30, 2003 and 2002 included write-offs of impaired inventory of approximately $709,000 and $300,000, respectively. The 2003 write-off is attributable to our decision made during second quarter of 2003 to no longer actively market our VidPhone systems in the future. The cost of product revenues, excluding the inventory write-offs in 2003 and 2002, significantly exceeded the product revenues primarily due to the low volume of product sales, related employee costs, equipment and shipping and repair and storage.

     The cost of Webcasting revenues in the first nine months of 2003 was $2,134,000 representing the costs of sustaining the Webcasting network infrastructure and production costs associated with Webcasting activities. Cost of Webcasting revenues as a percentage of Webcasting revenues was approximately 75% in the nine months ending September 30, 2003. The Company expects that the cost of Webcasting revenues will remain constant and decline as a percentage of revenue in the future as the Company's Webcasting revenue increases.

     Cost of service revenues for the nine months ended September 30, 2003 was $22,000 compared to $635,000 in the same period of 2002, and reflects fewer installations and other services due to the cessation of B2BVideo operations in the fourth quarter of 2002.

     Gross Margin on Revenues. Gross margin on total revenues was approximately ($186,000) or negative 6% for the nine months ending September 30, 2003 compared to gross margin of ($1,085,000), or negative 168%, for the comparable period in 2002. Excluding the inventory write-off of $709,000, discussed above, our 2003 gross margin was approximately $523,000 or 16% of revenues, due to our Webcasting Services. The gross margin percentage on product revenues was negative 318%, compared to negative 156% realized on product revenues in the comparable period of 2002 due to a decrease in the delivery of products. The gross margin percentage achieved on Webcasting revenues was 25%. While there were no material service revenues in the nine months ended September 30, 2003, there were costs allocated to service revenues. The gross margin on service revenues for the first nine months of 2003 was ($22,000) and represented the entire cost of revenues. In the nine months ended September 30, 2002, the gross margin on service revenues was ($418,000) or negative 194%. The gross margin of approximately ($154,000) or negative 57%, excluding the inventory write-off of $709,000 experienced on product sales in 2003 was attributable primarily to the under-absorption of manufacturing costs due to low product revenues volume and sales of product made during the period.

     Research and Development. Research and development costs decreased to $1,051,000 in the nine months ended September 30, 2003, compared to $2,116,000 in the nine months ended September 30, 2002, a decrease of $1,065,000 or 50%. Of the research and development costs incurred in the nine months ended September 30, 2003, approximately $93,000 was related to the operations at B2B Video. The decrease in research and development expenses reflects our completion of the development of version 3.6 of the VidPhone operating system in the first quarter of 2003, which enables the VidPhone system to be seamlessly incorporated into a managed video solution over the wide area network. No additional significant improvements to the VidPhone system were undertaken in the second and third quarters of 2003 and none are foreseen in the future. Our current research and development efforts are focused on our Webcasting services products.

    Selling, General and Administrative Expenses. Selling, general, and administrative expenses decreased to $4,300,000 during the nine months ended September 30, 2003, from $4,306,000 during the nine months ended September 30, 2002, a decrease of approximately $6,000 or less than 1%. General and administrative expenses were $2,783,000 for the nine months ended September 30, 2003 versus approximately $2,253,000 for the nine months ended September 30, 2002 and sales and marketing expenses were $1,517,000 and $2,053,000 for the same periods. Webcasting Services are normally small contracts and the introduction of our services to new customers requires significant sales efforts to achieve initial sales. We believe that sales and marketing expenses should represent an increasing percentage of total SG&A costs going forward. Included in these expenses are sales, marketing, general and administrative expenses as well as depreciation of the Webcasting assets for the nine months ended September 30, 2003.

     Restructuring. Restructuring expenses for the nine months ended September 30, 2003 were $2,449,000 and reflected our decisions to close our New Hampshire facility and move our headquarters to New York City, and to discontinue actively selling our VidPhone system and a change in the sublease rentals expected from B2BVideo's Rutherford, New Jersey facility There were no restructuring expenses in the nine months ended September 30, 2002. Restructuring expenses in 2003 include severance compensation of $239,000 in conjunction with our restructuring initiatives in the first quarter; an accrual for lease obligations of the New Hampshire facility, which was closed during the second quarter, in the amount of $1,394,000; an accrual of $111,000 in severance costs for our former Chief Executive Officer; a write-off of fixed assets no longer utilized to provide services to our customers of $161,000 in the second quarter of 2003; an impairment of the Trademarks and Patents relating to the VidPhone product line of $ 293,000 in the third quarter of 2003 and an accrual for lease obligations for the Rutherford, New Jersey facility in the amount of $251,000 also in the third quarter of 2003 due to a change in the expected sublease rental income from that property.

     Gain on Extinguishment of Debt. In the nine months ended September 30, 2002, a payment of $1,100,000 was made to Sanmina Corp. to extinguish a secured promissory note issued to Sanmina Corp. by us, which had an outstanding principal balance of $2,900,000 and accrued interest of $587,145. We recognized gain of $2,387,145 relating to the extinguishment of this debt during the nine months ended September 30, 2002. No similar gain or extinguishment of debt was recognized in the nine months ended September 30, 2003.

     Interest Expense. Interest expense of $4,000 incurred in the first nine months of 2003 was $1,309,000 lower than the $1,313,000 recorded in the same period of 2002. In the period ending September 30, 2002, we recognized $1,150,000 of debt discount recorded on bridge notes. No debt discount was amortized in the period ending September 30, 2003. Interest on notes payable decreased from $197,000 in the first nine months of 2002 to zero in the first nine months of 2003 due to the elimination of debt in conjunction with our Stock Purchase Agreement completed in May of 2002. In the period ending September 30, 2003 we had no outstanding debt instruments.

     Interest Income. There was $15,000 of interest income in the nine months ended September 30, 2003 as compared to $41,000 recorded in the same period of 2002 due to the decreased level of average cash balances during the 2003 period.

     Other, Net . Other expense in the nine months ended September 30, 2003 was $45,000 due to the disposal of certain non-essential fixed assets.

     Deemed Dividend. In the nine months ended September 30, 2003, we recognized deemed dividends to Moneyline, who was then our majority stockholder, and Moneyline Telerate, the parent of Moneyline, of $523,000 as a result of issuing stock options to employees of those entities. The grant date fair value of these options was calculated using the Black-Scholes option-pricing model. In the nine months ended September 30, 2002, we recognized a deemed dividend of $5,319,000 as the result of warrant repricing in May of 2002 in conjunction with a private placement and the cashless conversion of certain warrants in the third quarter of 2002.

Liquidity and Capital Resources

     We have an accumulated deficit of $91,309,000 from our inception through September 30, 2003. We expect to incur additional operating losses for the foreseeable future, principally as a result of expenses associated with product development efforts and anticipated sales, marketing and general and administrative expenses. During the third quarter of 2003, we satisfied our cash requirements principally from cash on hand as of June 30, 2003, which was obtained primarily from the closing of the Stock Purchase Agreement with Moneyline and other investors in May 2002 and from cash flows from operations primarily derived from Webcasting Services.

     We had cash and cash equivalents of $166,000 at September 30, 2003 compared to $6,498,000 at December 31, 2002, a decrease of $6,332,000 or 97%, primarily due to our losses for the nine months ended September 30, 2003 and $844,000 placed in restricted cash as a security deposit for our New York facility.

     The Company has suffered recurring losses from operations, has experienced recurring negative cash flow from operations, has a working capital deficiency and has a significant accumulated deficit. The Company expects to continue to incur significant operating expenses to support TalkPoint product development efforts and to enhance its TalkPoint product, Webcasting Services, sales and marketing capabilities. At this stage, it is difficult to estimate the level of the Company's sales in future periods, or when marketing initiatives will result in additional sales. Accordingly, the Company expects to continue to experience significant, material fluctuations in its revenues on a quarterly basis for the foreseeable future. The Company has required substantial funding through debt and equity financings since its inception to complete its development plans and support its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's funding of operating losses to date and plans to ultimately attain profitability include the effects of our refocusing of our efforts on our Webcasting business (Note 3).

     Net cash used in operations during the nine months ended September 30, 2003 was approximately $5,538,000. Accounts receivable increased by $888,000 during the nine months ended September 30, due primarily to sales generated by the Webcasting business during the period, partially offset by cash collections. Inventory decreased by approximately $780,000 during the nine months ended September 30, 2003, primarily due to a write-off of approximately $709,000 in the second quarter of 2003 and sales of product made during the period, offset by inventory purchases. Restricted cash increased by $844,000, the result of funding a letter of credit guarantee on a lease on our facility in New York City. Accounts payable increased by approximately $493,000 in the nine months ended September 30, 2003 because of the addition of the Webcasting business. Deferred revenue increased by $488,000 as a result of sales of bundled Webcasting services. Intercompany receivables from related parties decreased by $427,000 due to Moneyline's payment of a majority of the intercompany balance owed to us. Accrued liabilities increased by $1,176,000 primarily due to accruals for restructuring costs. Depreciation expense increased by an additional $108,000 due to accelerated depreciation on the Company's Portsmouth, New Hampshire fixed assets attributable to the VidPhone business in the second quarter of 2003. We wrote off approximately $269,000 in fixed assets of which $161,000 is attributable to the B2B Service Bureau equipment with the remaining being the Portsmouth, New Hampshire fixed assets. In addition, we wrote-off approximately $293,000 in trademarks and patents in the third quarter of 2003 related to the VidPhone business.

     Cash used in investing activities during the nine months ended September 30, 2003 was $786,000 representing $750,000 for certain Webcasting business assets, $22,000 spent in trademark and patent activity and $14,000 incurred to acquire other capital assets.

     We paid $7,000 to pay down the balance on capital leases. There were no other financing activities in the nine months ended September 30, 2003.

     On February 14, 2003, we purchased from Williams Communications, LLC ("WCLLC") and Williams Communications Procurement, LP (together with WCLLC, the "Sellers"), each a wholly owned subsidiary of Wiltel Communications Group, Inc. ("WCG"), WCLLC's Webcasting business, including certain equipment and other assets used by WCLLC in this business for $750,000 in cash and an $844,000 security on the leased space. The Company also incurred $130,000 in professional fees in conjunction with this acquisition. We provided an $844,000 security on leased space in the form of a letter of credit or cash deposit. The lease is guaranteed by Moneyline Telerate and we have provided the lessor with a security deposit. The deposit is recorded as restricted cash on the balance sheet and was $844,000 at September 30, 2003.

     On October 17, 2003 the Company issued 4,875,000 shares of its common stock at a purchase price of $0.20 per share and $325,000 in aggregate principal amount of its eight percent (8%) secured convertible notes due October 2008, in return for aggregate gross proceeds of $1,300,000. Contemporaneously therewith Moneyline's obligation to lend the Company up to $400,000 was terminated. We believe we have cash to fund operations through the second quarter of 2004. We will seek additional financing for the continued funding of operations, the development of new product enhancements and further expansion of our Webcasting and web conferencing businesses. In light of the legal proceedings described below and Note 14 to our consolidated financial statements contained herein, our efforts to obtain financing have been and will continue to be impacted. If additional funding is not available, we will consider pursuing other strategic alternatives including the sale of the Company, the sale of our assets or liquidation.

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

Legal Proceedings

         The Company is aware of a grand jury investigation being conducted by the Antitrust Division of the United States Department of Justice with respect to funds allocated by the Schools and Libraries Universal Service Fund ("E-Rate Funds"). The Company understands that the Antitrust Division has established a task force to conduct Universal Service Fund investigations comprised of attorneys in each of the Antitrust Division's seven field offices and the National Criminal Office. The Company has received a grand jury subpoena requiring production of documents to the Department of Justice and has responded to it in full. The Company has also been informed that the investigation encompasses the conduct of certain former employees of the Company, and, vicariously, the Company itself. The Company continues to cooperate with the investigation and is not in a position to predict the direction, timing or outcome of the investigation. The Company has not accrued any liability or expense (other than legal fees and disbursements which are accrued as they are incurred) arising out of this investigation or any other proceeding (whether criminal, equitable or civil) that is commenced with respect thereto as the Company is unable to predict the ultimate outcome of such matters and the range of potential loss, if any, cannot be reasonably estimated.

         CIN Meadows, LLC (the "Landlord") commenced an action (the "Landlord's Action") against B2B Video Network Corp., our wholly owned but inactive subsidiary, in Superior Court of New Jersey, Law Division Bergen County for breach of B2B Video's lease for premises in Rutherford, New Jersey. B2B Video defaulted in responding to the complaint and the Landlord is seeking a default judgment in the amount of $394,000. Our consolidated financial statements at September 30, 2003 reflect an accrual for lease obligations for this facility in the amount of approximately $300,000. We do not believe that this default judgment will adversely impact our financial position or results of operations.

Subsequent Events

     Pursuant to a Purchase and Subscription Agreement (the "Purchase Agreement") dated as of October 17, 2003, by and among TalkPoint Communications Inc., MoneyLine Networks, LLC, MoneyLine Telerate Holdings and the other persons identified therein, the Company issued to certain investors (the "Investors") 4,875,000 shares of its common stock at a purchase price of $0.20 per share and $325,000 in aggregate principal amount of its eight percent (8%) secured convertible notes due on October 17, 2008, in return for aggregate gross proceeds of $1,300,000. These securities were issued pursuant to the exemption provided by Rule 506 promulgated under the Securities Act of 1933, as amended.

     The notes accrue interest at a rate of 8% per annum and interest is payable annually on October 17. The principal amount of the notes plus accrued and unpaid interest thereon is convertible in whole or in part into shares of the Company's common stock at any time at the option of the holder at a conversion price of $0.25 per share (subject to adjustment). The notes are also convertible at the Company's option following (i) the resolution of the Department of Justice investigation (see Legal Proceedings) and (ii) the earlier to occur of
(a) the date on which the average of the closing price for the Company's common stock for 20 consecutive days is at or above $0.35 per share or (b) the second anniversary of the issuance of the notes. The notes are secured by all of the Company's accounts, intellectual property, and cash (See Note 15).

     In addition, pursuant to the Purchase Agreement, Moneyline Networks, LLC, the beneficial owner of approximately 57% of our common stock prior to the transaction, sold an aggregate of 20,642,493 shares to Investors and agreed to the cancellation of its warrants to acquire 100,000 shares of the Company's common stock (As a result of the transactions Moneyline reported in Amendment No. 3 to its Schedule 13D filing with the SEC that after giving effect to its sale of those shares and the cancellation of those warrants, it owns 12,547,331 shares or 19.9% of our common stock). Prior to the transactions Moneyline owned approximately 57% of the outstanding common stock of the Company. Furthermore, in connection with the above described transaction, the Company and Moneyline
(i) entered into a commercial distribution agreement pursuant to which, among other things, Moneyline will be a reseller of the Company's products and services, (ii) terminated the Secured Credit Agreement dated as of August 12, 2003 pursuant to which Moneyline had been obligated to lend the Company up to $400,000, (iii) terminated the Stockholders Agreement dated as of May 16, 2002 by and among Moneyline, the Company and the other parties thereto which granted Moneyline rights (the "Moneyline Rights") to, among other things, cause the election of certain persons to the Company's board of directors. The Company also amended and restated its bylaws to eliminate the Moneyline Rights and the persons designated by Moneyline to serve as directors of the Company resigned all positions they had with the Company.

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

     We Will be Focusing a Significant Amount of the Company's Resources on Building a Recently Acquired Business

     During the nine months ended September 30, 2003, the Company reduced its VidPhone business and acquired a Webcasting business. The Company decided to no longer proactively pursue new customer sales opportunities for its VidPhone product line and is currently only supporting existing customers with maintenance and upgrades. In the future a significant amount of the Company's resources will be focused on developing the Webcasting and web conferencing business. While an experienced management team joined the Company in connection with the acquisition, the Company has limited experience running a Webcasting business and does not have a proven track record of operating this type of business profitably. We cannot assure you that we will be successful in operating this Webcasting business.

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

     We Have a Limited Customer Base and Attendant Risk Concentration; We Are Dependent Upon a Few Significant Customers

      We have a limited customer base with two customers providing in excess of 10% of our total sales individually and over 20% of our sales collectively. We generally grant uncollateralized credit terms to our customers and have not experienced any credit-related losses. For the nine months ended September 30, 2003, two customers accounted for 11% and 10%, of our sales respectively. One customer accounted for 22% accounts receivable at September 30, 2003.

     We Have Accumulated a Substantial Deficit; We Have a History of Losses and Limited Revenue and Expect Losses to Continue

     We have incurred substantial losses from operations to date and had an accumulated deficit of approximately $91,000,000 through September 30, 2003. There is substantial doubt about our ability to continue as a going concern.

     We recognized $1,212,000 and $3,104,000 in revenues for the three and nine month periods ended September 30, 2003, respectively. We recognized $824,000 in revenues during the year ended December 31, 2002, compared to $12,976,000 during 2001, including approximately $6,500,000 from a data infrastructure project that was not deemed to be a recurring revenue source, and $8,769,000 in revenues during 2000. Accordingly, there is limited historical basis for you to expect that we will be able to realize sufficient operating revenues or profits in the future to support continuing operations. We have a limited backlog for revenue and we cannot predict with accuracy what our revenues will be in the future. Our ability to generate sales and to recognize operating revenues in the future will depend on a number of factors, certain of which are beyond our control, including:

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

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

CIN Meadows, LLC (the "Landlord") commenced an action (the "Landlord's Action") against B2B Video Network Corp., our wholly owned but inactive subsidiary, in Superior Court of New Jersey, Law Division Bergen County (Docket No. BER-L-4046-03) for breach of B2B Video's lease for premises in Rutherford, New Jersey. B2B Video defaulted in responding to the complaint and Landlord is seeking a default judgment in the amount of $394,000. Our consolidated financial statements reflect an accrual for lease obligations for this facility in the amount of approximately $300,000. We do not believe that this default judgment will adversely impact our financial position or results of operations.

     We also incorporate by this reference the disclosure provided in note 14 to our consolidated financial statements with respect to the investigation conducted by the Department of Justice and the proceedings arising therefrom or related thereto.

Item 2. Changes in Securities and Use of Proceeds

The information required in response to this item is incorporated by reference to note 15 to our consolidated financial statements included herein and "Item 2 Managements Discussion and Analysis of Condition and Results of Operations - Subsequent Events."

Item 3.  Defaults upon Senior Securities

The information with respect to the Landlord's Action described in "Item 1 Legal Proceedings" above is incorporated herein by this reference.

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

     2.4 Purchase and Subscription Agreement (the "Purchase Agreement") dated as of October 17, 2003, by and among TalkPoint Communications Inc., MoneyLine Networks, LLC, MoneyLine Telerate Holdings and the other persons identified therein (incorporated by reference to Exhibit 2.4 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2003 (the "October 2003 8-K").

     3.1 Fifth Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2003 (the "August 2003 10-Q").

     3.2 Amended and Restated Bylaws of the Registrant (incorporated by reference from Exhibit 3.2 to the October 2003 8-K).

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

     4.13 Form of 8% secured convertible notes due October 2008 (incorporated by reference from Exhibit 4.13 to the October 2003 8-K).

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

     10.8 Employment Agreement by and between the Registrant and Carl Muscari dated May 16, 2002 (incorporated by reference from Exhibit 10.15 to the . Registrant's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 11, 2003 (the "April 2003 10-KSB").

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

     10.12 Letter Agreement, dated June 13, 2003, between the Registrant and Carl Muscari regarding termination of Mr. Muscari's employment with the Registrant (incorporated by reference to Exhibit 10.12 to the August 2003 10-Q).

     10.13 Stockholders Agreement, dated May 16, 2003, by and among Moneyline Networks, LLC, the Registrant and the Management Stockholders (incorporated by reference from Exhibit 10.24 to the April 2003 10-KSB).

     10.14 Assignment and Amendment of Lease, Consent to Assignment and Release and Waiver of Claims, dated February 14, 2003, by and among WU/Lighthouse 100 William, LLC, WilTel Communications, LLC and the Registrant (incorporated by reference to Exhibit 10.14 to the August 2003 10-Q).

     10.15 Security Agreement dated as of October 17, 2003 by and between the Registrant and Michael Collado (incorporated by reference to Exhibit
           10.15 to the October 2003 8-K).

     10.16 Distribution Agreement dated as of October 17, 2003 by and between the Registrant and Moneyline Networks, LLC (incorporated by reference to Exhibit 10.16 to the October 2003 8-K).

     21 Subsidiaries of the Registrant (incorporated by reference from Exhibit 21 to the April 2003 10-KSB).

     31.1  Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a)

     31.2  Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a)

     32.1 Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

___________________________



 (b) Reports on Form 8-K

     On October 23, 2003, we filed a Current Report on Form 8-K, disclosing under items 1 and 5 of such form, the transactions effected pursuant to the Purchase Agreement. See Note 15 herein.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TalkPoint Communications Inc.


                                    By:  /s/ Nicholas Balletta
                                             -----------------
                                             Nicholas Balletta
                                             Chief Executive Officer


                                       By:   /s/ Alan Zwerin
                                                 -----------
                                                  Alan Zwerin
                                                  Acting Chief Financial Officer

November 13, 2003